Form 10-Q
period 2019-09-30
Mediaco Holding Inc.
filed 2019-12-20
CIK 1784254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

MEDIACO HOLDING INC.

(Exact name of registrant as specified in its charter)

INDIANA

(State of incorporation or organization)

001-39029

(Commission file number)

84-2427771

(I.R.S. Employer Identification No.)

ONE EMMIS PLAZA

40 MONUMENT CIRCLE, SUITE 700

INDIANAPOLIS, INDIANA 46204

(Address of principal executive offices)

(317) 266-0100

(Registrant’s Telephone Number, Including Area Code)

NOT APPLICABLE

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value	MDIA	Nasdaq Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of December 18, 2019, was:

1,666,667	Shares of Class A Common Stock, $.01 Par Value
5,359,753	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MEDIACO HOLDING INC.

COMBINED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	One Month Ended September 30,		Seven Months Ended September 30,
	2018	2019	2018	2019
NET REVENUES	$4,405	$4,302	$27,916	$30,454
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense	3,664	3,911	22,301	23,454
Depreciation and amortization	115	94	699	698
Total operating expenses	3,779	4,005	23,000	24,152
OPERATING INCOME	626	297	4,916	6,302
INCOME BEFORE INCOME TAXES	626	297	4,916	6,302
PROVISION FOR INCOME TAXES	192	97	1,605	1,999
NET INCOME	$434	$200	$3,311	$4,303

The accompanying notes are an integral part of these unaudited combined condensed statements.

MEDIACO HOLDING INC.

COMBINED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	February 28, 2019	September 30, 2019
		(Unaudited)
ASSETS
CURRENT ASSETS:
Accounts receivable, net	$7,886	$10,029
Prepaid expenses	1,680	1,113
Other current assets	220	216
Total current assets	9,786	11,358
PROPERTY AND EQUIPMENT, NET	2,421	1,895
INTANGIBLE ASSETS, NET	64,025	63,853
OTHER ASSETS:
Deferred tax assets	6,753	5,125
Operating lease right of use assets	—	11,659
Deposits and other	143	343
Total other assets	6,896	17,127
Total assets	$83,128	$94,233
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$809	$1,551
Accrued salaries and commissions	370	583
Deferred revenue	1,299	936
Income taxes payable	850	1,221
Operating lease liabilities	—	2,312
Other current liabilities	543	91
Total current liabilities	3,871	6,694
OPERATING LEASE LIABILITIES, NET OF CURRENT	—	11,269
OTHER NONCURRENT LIABILITIES	1,779	76
Total liabilities	5,650	18,039
COMMITMENTS AND CONTINGENCIES
EQUITY:
Net parent company investment	77,478	76,194
Total equity	77,478	76,194
Total liabilities and equity	$83,128	$94,233

The accompanying notes are an integral part of these unaudited combined condensed statements.

MEDIACO HOLDING INC.

COMBINED CONDENSED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(In thousands, except share data)

Total
Equity
Balance, February 28, 2018	$80,291
Net income	1,622
Net distributions to Emmis Communications Corp.	(1,957)
Balance, May 31, 2018	$79,956
Net income	1,255
Net distributions to Emmis Communications Corp.	(284)
Balance, August 31, 2018	$80,927
Net income	434
Net distributions to Emmis Communications Corp.	405
Balance, September 30, 2018	$81,766

Balance, February 28, 2019	$77,478
Net income	1,481
Net distributions to Emmis Communications Corp.	(2,247)
Balance, May 31, 2019	$76,712
Net income	2,622
Net distributions to Emmis Communications Corp.	(2,716)
Balance, August 31, 2019	$76,618
Net income	200
Net distributions to Emmis Communications Corp.	(624)
Balance, September 30, 2019	$76,194

The accompanying notes are an integral part of these unaudited combined condensed statements.

MEDIACO HOLDING INC.

COMBINED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Seven Months Ended September 30,
	2018	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,311	$4,303
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	699	698
Provision for bad debts	208	162
Provision for deferred income taxes	1,605	1,628
Noncash compensation	176	181
Loss on sale of property and equipment	56	—
Changes in assets and liabilities -
Accounts receivable	(1,888)	(2,305)
Prepaid expenses and other current assets	(1,094)	571
Other assets	—	925
Accounts payable and accrued liabilities	(309)	955
Deferred revenue	195	(363)
Income taxes	—	371
Other liabilities	(947)	(1,301)
Net cash provided by operating activities	2,012	5,825
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(56)
Net cash used in investing activities	—	(56)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net transactions with Emmis Communications Corp.	(2,012)	(5,769)
Net cash used in financing activities	(2,012)	(5,769)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	—	—
End of period	$—	$—

The accompanying notes are an integral part of these unaudited combined condensed statements.

MEDIACO HOLDING INC.

NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)

September 30, 2019

(Unaudited)

Note 1. Organization

MediaCo Holding Inc. (“MediaCo” or the “Company”) is a recently formed Indiana corporation that was created by Emmis Communications Corporation (“Emmis”) to facilitate the sale of a controlling interest in Emmis’ radio stations WQHT-FM and WBLS-FM (the “Stations”) to SG Broadcasting LLC (“SG Broadcasting”), an affiliate of Standard General L.P. (“Standard General”) pursuant to an agreement entered into on June 28, 2019. As of September 30, 2019, MediaCo was a wholly owned subsidiary of Emmis. The sale (the “Transaction”) closed on November 25, 2019, as described in Note 11.

Unless the context otherwise requires, references to “we”, “us” and “our” refer to MediaCo after giving effect to the contribution of the Stations by Emmis, as well as to the Stations while they were wholly owned by Emmis. Prior to November 25, 2019, MediaCo had not conducted any business as a separate company and had no assets or liabilities. The operations of the Stations contributed to us by Emmis on November 25, 2019, are presented as if they were our operations for all historical periods described and at the carrying value of such assets and liabilities reflected in Emmis’ books and records.

Our assets consist of two radio stations, WQHT-FM and WBLS-FM, which serve the New York City metropolitan area. We derive our revenues primarily from advertising sales, but we also generate revenues from events, including sponsorships and ticket sales.

On October 25, 2019, in order to more closely align our operations and internal controls with standard market practice, our Board of Directors approved the change in our fiscal year end from the last day in February to December 31. Following such change, the date of our next fiscal year end is December 31, 2019. Consequently, we will file a transition report on Form 10-K for the ten-month period ended December 31, 2019, to cover such transition period. During the transition period, we have elected to file quarterly reports based on the new fiscal year.

Note 2. Basis of Presentation and Combination

The accompanying unaudited combined condensed financial statements include the combined accounts of the Stations and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated. All transactions between us and Emmis are considered to be effectively settled in the combined condensed financial statements at the time the transaction is recorded. The total net effect of the settlement of these transactions is reflected in the combined condensed statements of cash flows as a financing activity and in the combined condensed balance sheets as net parent company investment. Our results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.

These unaudited combined condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by GAAP for interim reporting. As permitted under the applicable rules and regulations of the SEC, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring adjustments) have been included. These unaudited combined condensed financial statements should be read in conjunction with the historical audited combined financial statements of the Stations and related notes included in the Information Statement dated November 22, 2019, filed as Exhibit 99.1 to our Form 10 filed on November 22, 2019 (the “Information Statement”).

Our combined condensed financial statements are derived from the books and records of Emmis and were carved-out from Emmis at a carrying value reflective of historical cost in Emmis’ records. Our historical combined financial results include an allocation of expense related to certain Emmis corporate functions, including executive oversight, legal, finance, human resources, and information technology. These expenses have been allocated to us based on direct usage or benefit where specifically identifiable, with the remainder allocated primarily on a pro rata basis of revenue, headcount and other measures. We consider this expense allocation methodology and results thereof to be reasonable for all periods presented. However, the allocations may not be indicative of the actual expense that would have been incurred had we operated as an independent, publicly traded company for all periods presented. It is impracticable to estimate what the standalone costs of MediaCo would have been in the historical periods. These allocations are further discussed in Note 3.

The income tax amounts in the combined condensed financial statements have been calculated based on a separate return methodology and presented as if our stations were separate taxpayers in their respective jurisdictions.

Emmis maintains various benefit and share-based compensation plans at a corporate level. The employees we lease from Emmis participate in such programs and the portion of the cost of those plans related to these employees is included in our financial statements. However, the combined condensed balance sheets do not include any equity issued related to share-based compensation plans maintained by Emmis.

The equity balance in these combined condensed financial statements represents the excess of total assets over total liabilities, including balances between us and Emmis (net parent company investment). Net parent company investment primarily consists of contributions from Emmis, principally related to the initial purchase of the Stations, offset by treasury activities, which include daily sweeps of cash balances and centralized funding of accounts payable and payroll.

Note 3. Summary of Significant Accounting Policies

Allocation Policies

The following allocation policies were established by management of Emmis. Unless otherwise noted, these policies were consistently applied in the historical financial statements. In the opinion of management, the methods for allocating these costs were reasonable. It is not practicable to estimate the costs that would have been incurred by us if we had been operated on a stand‑alone basis.

(i)  Specifically Identifiable Operating Expenses

Costs which related entirely to the operations of the Stations were attributed entirely to the Stations. These expenses consisted of costs of personnel who are 100% dedicated to the operations of the Stations, all costs associated with locations that conducted only the business of the Stations and amounts paid to third parties for services rendered to the Stations. In addition, any costs incurred by Emmis, which were specifically identifiable to the operations of the Stations, were attributed to the Stations.

(ii)  Shared Operating Expenses

Emmis incurred the cost of certain corporate general and administrative services and shared services that benefited all of its entities, including the Stations. These shared services included radio executive management, legal, accounting, information services, telecommunications, human resources, insurance, and intellectual property compliance and maintenance.  These costs were allocated to the Stations based on one of the following allocation methods: (1) percentage of Company revenues, (2) percentage of Company’s radio revenues, (3) headcount, and (4) pro rata portion based on the number of stations owned by Emmis. Management determined which allocation method was appropriate based on the nature of the shared service being provided.

(iii)  Taxes

The Stations' allocated share of the consolidated Emmis federal tax provision was determined using the separate return method. Under the separate return method, tax expense or benefit was calculated as if the Stations were subject to their own tax returns. State income taxes generally were allocated in a similar manner. Deferred tax assets and liabilities were determined based on differences between the financial reporting and tax bases of assets and liabilities carried by the Stations, and were measured using the enacted tax rates that are expected to be in effect in the period in which these differences were expected to reverse. The principal components of deferred taxes related to tax amortization of indefinite-lived intangibles, namely FCC licenses, which are not amortized (but subject to impairment testing) for financial reporting purposes.

(iv)  Allocated Charges

Allocations of Emmis’ costs were included in the combined condensed statements of operations of the Stations as follows:

	For the One Month Ended September 30,		For the Seven Months Ended September 30,
	2018	2019	2018	2019
Station operating expenses, excluding depreciation and amortization expense	$194	$296	$1,645	$1,490
Noncash compensation	13	35	176	181
Allocated charges from Emmis	$207	$331	$1,821	$1,671

Intercompany accounts between the Stations and Emmis were included in combined equity.

Cash and Cash Equivalents

We consider time deposits, money market fund shares and all highly liquid debt investment instruments with original maturities of three months or less to be cash equivalents. Emmis uses a centralized approach to cash management and financing of its operations. Accordingly, none of Emmis’ cash or cash equivalents have been assigned to us in the combined financial statements.

Fair Value Measurements

As defined in ASC Topic 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). We have no assets or liabilities for which fair value is measured on a recurring basis using Level 3 inputs.

The Company has certain assets that are measured at fair value on a non-recurring basis under circumstances and events that include those described in Note 4, Intangible Assets, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 4 for more discussion).

Use of Estimates

We prepared the accompanying combined condensed financial statements in accordance with GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements and in disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

Per Share Data

Presentation of earnings per share information is not applicable as all our common shares, since the date of our formation through the date of the combined condensed financial statements, are owned directly or indirectly by Emmis. However, as discussed in Note 11, on November 25, 2019, we issued an aggregate of 7,026,420 shares of common stock, a portion of which will be distributed to Emmis’ shareholders and trade in a public market in early 2020.

Implementation of Recent Accounting Pronouncements

On March 1, 2019, we adopted Accounting Standard Update 2016-02, Leases, using the modified retrospective approach, applied at the beginning of the period of adoption, and we elected the package of transitional practical expedients. The adoption of this standard resulted in recording operating lease liabilities of approximately $14.9 million as of March 1, 2019, along with a corresponding right-of-use asset. The implementation of this standard did not have an impact on our condensed consolidated statements of operations. See Note 8 for more discussion of the Company’s leases.

Recent Accounting Pronouncements Not Yet Implemented

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses, which introduces new guidance for an approach based on using expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities and net investments in leases as well as reinsurance and trade receivables. This standard will be effective for us as of January 1, 2023. We are currently evaluating the impact that the adoption of the new standard will have on our condensed consolidated financial statements.

Note 4. Intangible Assets

Valuation of Indefinite-lived Broadcasting Licenses

In accordance with Accounting Standards Codification ("ASC") Topic 350, Intangibles—Goodwill and Other, the Company’s FCC licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually as discussed below.

The carrying amounts of the Company’s FCC licenses were $63.3 million as of February 28, 2019, and September 30, 2019. Pursuant to our accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA with another broadcaster. The stations have historically performed an annual impairment test of indefinite-lived intangibles as of December 1 of each year. In connection with our change in fiscal years from one that ends in February to a traditional calendar year end, we plan to perform our annual impairment test of indefinite-lived intangible assets as of October 1 of each year. When indicators of impairment are present, we will perform an interim impairment test. During the three months ended September 30, 2019, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. These impairment tests may result in additional impairment charges in future periods.

Fair value of our FCC licenses is estimated to be the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. To determine the fair value of our FCC licenses, the Company uses an income valuation method when it performs its impairment tests. Under this method, the Company projects cash flows that would be generated by its unit of accounting assuming the unit of accounting was commencing operations in its market at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC license. The Company assumes the competitive situation that exists in its market remains unchanged, with the exception that its unit of accounting commenced operations at the beginning of the valuation period. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license. Major assumptions involved in this analysis include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share and discount rate. Each of these assumptions may change in the future based upon changes in general economic conditions, audience behavior, consummated transactions, and numerous other variables that may be beyond our control. When evaluating our radio broadcasting licenses for impairment, the testing is performed at the unit of accounting level as determined by ASC Topic 350-30-35. In our case, radio stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA.

Definite-lived intangibles

The following table presents the weighted-average useful life at September 30, 2019, and the gross carrying amount and accumulated amortization for our sole definite-lived intangible asset at February 28, 2019, and September 30, 2019:

	As of February 28, 2019			As of September 30, 2019
	(in 000's, except years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Programming agreement	$2,154	$1,394	$760	$2,154	$1,566	$588	2.0

In accordance with Accounting Standards Codification paragraph 360-10, the Company performs an analysis to (i) determine if indicators of impairment of a long-lived asset are present, (ii) test the long-lived asset for recoverability by comparing undiscounted cash flows of the long-lived asset to its carrying value and (iii) measure any potential impairment by comparing the long-lived asset's fair value to its current carrying value.

Total amortization expense from definite-lived intangibles for the seven-month periods ended September 30, 2018 and 2019 was $0.2 million in both periods. The following table presents the Company's estimate of future amortization expense for definite-lived intangibles:

Year ending December 31,	Expected Amortization Expense
Remainder of 2019	$73
2020	294
2021	221

Note 5. Revenue

The Company generates revenue from the sale of services including, but not limited to: (i) on-air commercial broadcast time, (ii) non-traditional revenues including event-related revenues and event sponsorship revenues, and (iii) digital advertising. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue. Substantially all deferred revenue is recognized within twelve months of the payment date. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Advertising revenues presented in the combined condensed financial statements are reflected on a net basis, after the deduction of advertising agency fees, usually at a rate of 15% of gross revenues.

Advertising

On-air broadcast revenue is recognized when or as performance obligations under the terms of a contract with a customer are satisfied. This typically occurs over the period of time that advertisements are provided, or as an event occurs. Revenues are reported at the amount the Company expects to be entitled to receive under the contract. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue in the combined condensed balance sheet. Substantially all deferred revenue is recognized within twelve months of the payment date.

Nontraditional

Nontraditional revenues principally consist of ticket sales and sponsorship of events our stations conduct in their local market. These revenues are recognized when our performance obligations are fulfilled, which generally coincides with the occurrence of the related event.

Digital

Digital revenue relates to revenue generated from the sale of digital marketing services (including display advertisements and video sponsorships) to advertisers. Digital revenues are generally recognized as the digital advertising is delivered.

Other

Other revenue includes barter revenue and network revenue. The Company provides advertising broadcast time in exchange for certain products and services, including on-air radio programming. These barter arrangements generally allow the Company to preempt such bartered broadcast time in favor of advertisers who purchase time for cash consideration. These barter arrangements are valued based upon the Company’s estimate of the fair value of the products and services received. Revenue is recognized on barter arrangements when we broadcast the advertisements. Advertisements delivered under barter arrangements are typically aired during the same period in which the products and services are consumed. The Company also sells certain remnant advertising inventory to third-parties for cash, and we refer to this as network revenue. The third-parties aggregate our remnant inventory with other broadcasters' remnant inventory for sale to third parties, generally to large national advertisers. This network revenue is recognized as we broadcast the advertisements.

Disaggregation of revenue

The following table presents the Company's revenues disaggregated by revenue source:

	For the One Month Ended September 30,		For the Seven Months Ended September 30,
	2018	2019	2018	2019
Revenue by Source:
Advertising	$2,604	$2,689	$16,959	$17,666
Nontraditional	1,079	824	6,474	7,868
Digital	379	359	1,700	2,119
Other	343	430	2,783	2,801
Total net revenues	$4,405	$4,302	$27,916	$30,454

Note 6. Regulatory, Legal and Other Matters

From time to time, our stations are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

Note 7. Income Taxes

As discussed in Note 2, our provision for income taxes in these combined condensed financial statements has been calculated using the separate return basis, as if we filed separate tax returns. The effective tax rate for the seven months ended September 30, 2018 and 2019 was 33% and 32% respectively, which approximates the combined federal, state and local statutory rate of 31%.

Note 8. Leases

We determine if an arrangement is a lease at inception. We have operating leases for office space, tower space, equipment and automobiles expiring at various dates through March 2032. Some leases have options to extend and some have options to terminate. Beginning March 1, 2019, operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities in our combined condensed balance sheet.

Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use Emmis’ incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate if it is readily determinable. Our lease terms may include options to extend or terminate the lease, which we treat as exercised when it is reasonably certain and there is a significant economic incentive to exercise that option.

Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. Variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time, are expensed in the period in which the obligation for these payments was incurred. Variable lease expense recognized in the seven months ended September 30, 2019, was not material.

We elected not to apply the recognition requirements of Accounting Standards Codification 842, Leases, to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, we recognized lease payments in the combined condensed statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized in the seven months ended September 30, 2019, was not material.

The impact of operating leases to our condensed consolidated financial statements was as follows:

Seven Months Ended September 30,
2019
Lease Cost
Operating lease cost	$1,511
Other Information
Operating cash flows from operating leases	1,746
Right-of-use assets obtained in exchange for new operating lease liabilities	14,940
Weighted average remaining lease term - operating leases (in years)	7.2
Weighted average discount rate - operating leases	5.5%

As of September 30, 2019, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ending December 31,
Remainder of 2019	$749
2020	2,995
2021	3,001
2022	2,926
2023	1,993
After 2023	5,040
Total lease payments	16,704
Less imputed interest	3,123
Total recorded lease liabilities	$13,581

Note 9. Equity

Combined equity includes retained earnings of the Stations and the funding of allocated expenses from Emmis. Corporate overhead and other amounts have been allocated from Emmis and offset within combined equity.

Note 10. Related Party Transactions

Corporate Overhead and Share-Based Compensation

The accompanying combined condensed financial statements present the operations of WQHT-FM and WBLS-FM as carved-out from the financial statements of Emmis. As described in Note 11, Emmis provides us certain services, including executive oversight, legal, finance, human resources and information technology. Our combined condensed financial statements reflect an allocation of these costs. When specific identification is not practicable, these costs have been allocated on a pro rata basis of revenue, headcount and other measures. In addition, our employees participate in Emmis share-based compensation plans, the costs of which have been allocated to us.

Debt

Emmis’ third-party debt and the related interest expense have not been allocated to us for any of the periods presented as we were not the legal obligor of the debt and Emmis borrowings were not directly attributable to our stations.

Transaction Agreement with Emmis and SG Broadcasting

On June 28, 2019, MediaCo entered into a Contribution and Distribution Agreement with Emmis and SG Broadcasting, pursuant to which (i) Emmis contributed the assets of its radio stations WQHT-FM and WBLS-FM, in exchange for $91.5 million in cash, a $5.0 million note and 23.72% of the common stock of MediaCo, (ii) Standard General purchased 76.28% of the common stock of MediaCo, and (iii) the common stock of MediaCo received by Emmis will be distributed pro rata in a taxable dividend to Emmis’ shareholders. The common stock of MediaCo acquired by Standard General is entitled to ten votes per share and the common stock acquired by Emmis and distributed to Emmis’ shareholders is entitled to one vote per share. Emmis will continue to provide management services to the Stations under a Management Agreement, subject to the direction of the MediaCo board of directors which initially consists of four directors appointed by Standard General and three directors appointed by Emmis. MediaCo will pay Emmis an annual management fee of $1.25 million, plus reimbursement of certain expenses directly related to the operation of Mediaco’s business. The sale closed on November 25, 2019, as described in Note 11, at which time MediaCo and Emmis also entered into a management agreement, an employee leasing agreement and certain other ancillary agreements.

Convertible Promissory Notes

As a result of the Transaction described above and in Note 11, on November 25, 2019, we issued convertible promissory notes to both Emmis and SG Broadcasting in the amounts of $5.0 million and $6.25 million, respectively. The terms of these notes are described in Note 11.

Note 11. Subsequent Events

On November 25, 2019, MediaCo, Emmis and SG Broadcasting consummated the Transaction contemplated by the Contribution and Distribution Agreement dated June 28, 2019 (the “Transaction Agreement”). At the closing of the Transaction and pursuant to the terms of the Transaction Agreement, Emmis contributed the assets and liabilities of WBLS-FM and WQHT-FM (the “Initial Contribution”) and SG Broadcasting made an initial capital contribution to the Company (the “SG Broadcasting Investment”) of $41.5 million. In return for the SG Broadcasting Investment, the Company issued to SG Broadcasting 5,359,753 shares of the Company’s Class B common stock, par value $0.01 (the “MediaCo Class B Shares”). These shares constitute all of the issued and outstanding MediaCo Class B Shares, representing in the aggregate an approximately 76.28% equity ownership interest and 96.98% of the outstanding voting interests of the Company immediately following the Transaction. In addition, SG Broadcasting loaned to the Company $6.25 million for working capital purposes, in return for which the Company issued a convertible promissory note to SG Broadcasting in the original principal amount of $6.25 million (the “SG Broadcasting Promissory Note”). Along with $50.0 million borrowed by the Company under the Senior Credit Facility (as defined below), the SG Broadcasting Investment and the loan evidenced by the SG Broadcasting Promissory Note funded the $91.5 million purchase price payable to Emmis for the Initial Contribution (the “Purchase Price”), as well as certain transaction expenses and working capital needs of the Company. Simultaneous with the Initial Contribution, the Company paid to Emmis the Purchase Price, issued to Emmis a convertible promissory note payable by the Company in the amount of $5.0 million (the “Emmis Convertible Promissory Note”) and issued to Emmis 1,666,667 shares of MediaCo Class A Shares. These shares constitute all of the issued and outstanding MediaCo Class A Shares and represent in the aggregate an approximately 23.72% equity ownership interest and 3.02% of the outstanding voting interests of the Company immediately following the Transaction. We expect that, on January 17, 2020, Emmis will make a taxable pro rata distribution of 0.1265 shares of our Class A common stock for each outstanding share of Emmis’ Class A and Class B common stock at the close of business of January 3, 2020. As a result we expect that, on January 18, 2020, regular way trading of the MediaCo Class A Shares will commence on the Nasdaq Capital Market under the symbol “MDIA”.

In connection with the Transaction, on November 25, 2019, we entered into certain agreements to provide a framework for our relationship with Emmis and SG Broadcasting following the Transaction.

We entered into a management agreement with Emmis Operating Company (EOC) for an initial term of two years under which Emmis will provide various services to us, including accounting, human resources, information technology, legal, public reporting and tax. We will pay Emmis an annual fee of $1.25 million in equal monthly installments for these services, plus reimbursement of certain expenses directly related to our operations.

We have also entered into an employee leasing agreement with Emmis whereby the employees of the Stations will remain employees of Emmis and we will reimburse Emmis for the cost of these employees, including health and benefit costs. The initial term of the employee leasing agreement will last through December 31, 2020, and will automatically renew for successive six-month periods, unless otherwise terminated upon the occurrence of certain events. Upon termination of the employee leasing agreement, we will hire all of the leased employees and assume employment and collective bargaining agreements related to those employees.

On November 25, 2019, the Company entered into a $50.0 million, five-year senior secured term loan agreement (the “Senior Credit Facility”) with GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent. The Senior Credit Facility provides for initial borrowings of up to $50.0 million of which net proceeds of $48.3 million were paid concurrently to Emmis as consideration for the Initial Contribution, as well as one tranche of additional borrowings of $25.0 million. The Senior Credit Facility bears interest at a rate equal to the London Interbank Offered Rate ("LIBOR"), plus 7.5%. The Senior Credit Facility requires interest payments on the first business day of each calendar month, beginning December 2019, and quarterly payments on the principal in an amount equal to one and one quarter percent of the initial aggregate principal amount will be due on the last day of each fiscal quarter beginning with the fiscal quarter ending December 31, 2019. The Senior Credit Facility includes covenants pertaining to, among other things, the ability to incur indebtedness, restrictions on the payment of dividends, minimum Liquidity (as defined in the Senior Credit Facility), collateral maintenance, minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Senior Credit Facility) and other customary restrictions.

On November 25, 2019, as part of the consideration owed to Emmis at closing, the Company issued to Emmis the Emmis Convertible Promissory Note in the amount of $5.0 million. The Emmis Convertible Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, or if no senior credit facility is outstanding, of 6.00%, plus an additional 1.00% on any payment of interest in kind and, without regard to whether the Company pays such interest in kind, an additional increase of 1.00% following the second anniversary of the date of issuance and additional increases of 1.00% following each successive anniversary thereafter. The Emmis Convertible Promissory Note is convertible, in whole or in part, into MediaCo Class A Shares at the option of Emmis beginning six months after issuance and at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A Shares on the date of conversion. The Emmis Convertible Promissory Note matures on November 25, 2024.

On November 25, 2019, the Company issued the SG Broadcasting Promissory Note, a subordinated convertible promissory note payable by the Company to SG Broadcasting, in return for which SG Broadcasting contributed to MediaCo $6.25 million for working capital and general corporate purposes. The SG Broadcasting Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, or if no senior credit facility is outstanding, of 6.00%, and an additional increase of 1.00% following the second anniversary of the date of issuance and additional increases of 1.00% following each successive anniversary thereafter. The SG Broadcasting Promissory Note matures on May 25, 2025. Additionally, the SG Broadcasting Promissory Note is payable in interest in kind through maturity, and is convertible into MediaCo Class A Shares at the option of SG Broadcasting beginning six months after issuance and at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A Shares on the date of conversion.

In connection with closing the Transaction, MediaCo incurred approximately $2.1 million of transactions costs which will be reflected in our fourth quarter results.

On December 9, 2019, the Company’s Board approved the assumption from an affiliate of SG Broadcasting of an agreement to purchase FMG Valdosta, LLC and FMG Kentucky, LLC from Fairway Outdoor Advertising Group, LLC for a purchase price of $43.1 million, subject to customary working capital adjustments. Closing of the transaction occurred on December 13, 2019. FMG Valdosta, LLC and FMG Kentucky, LLC are outdoor advertising businesses that operate advertising displays principally across Kentucky, West Virginia, Florida and Georgia. Fees and expenses associated with the transaction were $1.2 million. The acquisition was funded through $23.4 million of additional borrowings under the Senior Credit Facility described above, which were net of a debt discount of $0.8 million, resulting in $22.6 million of proceeds. The remainder was financed by SG Broadcasting through $22.0 million of newly-issued Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock pays an in-kind dividend equal to the rate on the existing SG Broadcasting Promissory Note, is convertible into MediaCo Class A common stock on the same terms as the SG Broadcasting Promissory Note, and is redeemable at the option of the holder five years and six months after issuance. The excess $0.3 million of cash received will be used for general corporate purposes.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note: Certain statements included in this report or in the financial statements contained herein which are not statements of historical fact, including but not limited to those identified with the words “expect,” “should,” “will” or “look” are intended to be, and are, by this Note, identified as “forward-looking statements,” as defined in the Securities and Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future result, performance or achievement expressed or implied by such forward-looking statement. Such factors include, among others:

•	Our relationship with Emmis and EOC’s ability to effectively manage our operations;
•	Potential conflicts of interest with S.G. Broadcasting and our status as a “controlled company”;
•	Our ability to operate as a standalone public company and to execute on our business strategy;
•	Our ability to compete with, and integrate into our operations, new media channels, such as digital video, YouTube, and real-time media delivery;
•	Our ability to continue to exchange advertising time for goods or services;
•	Our ability to use market research, advertising and promotions to attract and retain audiences;
•	U.S. regulatory requirements for owning and operating media broadcasting channels and our ability to maintain regulatory licenses granted by the FCC;
•	Industry and economic trends within the U.S. radio industry;
•	Our ability to finance our operations or to obtain financing on terms that are favorable to MediaCo;
•	Our ability to successfully complete and integrate any future acquisitions;
•	The accuracy of management’s estimates and assumptions on which the Company’s financial projections are based; and
•	Other factors mentioned in documents filed by the Company with the Securities and Exchange Commission.

For a more detailed discussion of these and other risk factors, see the Risk Factors section of our Information Statement on Form 10, filed with the Securities and Exchange Commission on November 22, 2019. MediaCo does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

GENERAL

We own and operate two radio stations located in New York, New York. Our revenues are mostly affected by the advertising rates our stations charge, as advertising sales represent a majority of our consolidated revenues. These rates are in large part based on our stations’ ability to attract audiences in demographic groups targeted by their advertisers. The Nielsen Company generally measures radio station ratings weekly for markets measured by the Portable People Meter™, which includes our radio stations. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research, advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.

Our revenues vary throughout the year. As is typical in the broadcasting industry, our revenues and operating income are usually lowest in the first quarter of the calendar year.

In addition to the sale of advertising time for cash, our stations typically exchange advertising time for goods or services, which can be used by the station in its business operations. These barter transactions are recorded at the estimated fair value of the product or service received. We generally confine the use of such trade transactions to promotional items or services for which we would otherwise have paid cash. In addition, it is our general policy not to preempt advertising spots paid for in cash with advertising spots paid for in trade.

The following table summarizes the sources of our revenues for the one and seven months ended September 30, 2018 and 2019. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations conduct in their local market. The category “Other” primarily includes revenues related to network revenues and barter.

	One Month Ended September 30,				Seven Months Ended September 30,
	2018	% of Total	2019	% of Total	2018	% of Total	2019	% of Total
	(Dollars in thousands)
Net revenues:
Local	$2,045	46.4%	$2,212	51.4%	$14,505	52.0%	$14,938	49.1%
National	148	3.4%	477	11.1%	2,033	7.3%	2,728	9.0%
Political	411	9.3%	—	0.0%	421	1.5%	—	0.0%
Non Traditional	1,079	24.5%	824	19.2%	6,474	23.2%	7,868	25.8%
Digital	379	8.6%	359	8.3%	1,700	6.1%	2,119	7.0%
Other	343	7.8%	430	10.0%	2,783	9.9%	2,801	9.1%
Total net revenues	$4,405		$4,302		$27,916		$30,454

As previously mentioned, we derive a majority of our net revenues from advertising sales. In the seven months ended September 30, 2019, local sales, excluding political revenues, represented approximately 85% of our advertising revenues.

No customer represents more than 10% of our net revenues. Our top ten categories represent approximately 67% and 70% of our stations’ total advertising net revenues for the seven months ended September 30, 2018 and 2019. The cellular and media industries were our largest categories for the seven months ended September 30, 2018 and 2019, respectively, representing 10% and 11% of our revenues, respectively.

A significant portion of our expenses varies in connection with changes in revenue. These variable expenses primarily relate to costs in our sales department, such as salaries, commissions and bad debt. Our costs that do not vary as much in relation to revenue are mostly in our programming and general and administrative departments, such as talent costs, syndicated programming fees, utilities, office expenses and salaries. Lastly, our costs that are highly discretionary are costs in our marketing and promotions department, which we primarily incur to maintain and/or increase our audience and market share.

KNOWN TRENDS AND UNCERTAINTIES

The U.S. radio industry is a mature industry and its growth rate has stalled. Management believes this is principally the result of two factors: (1) new media, such as various media distributed via the Internet, telecommunication companies and cable interconnects, as well as social networks, have gained advertising share against radio and other traditional media and created a proliferation of advertising inventory and (2) the fragmentation of the radio audience and time spent listening caused by satellite radio, audio streaming services and podcasts has led some investors and advertisers to conclude that the effectiveness of radio advertising has diminished.

Along with a large portion of the radio industry, our stations have deployed HD Radio®. HD Radio offers listeners advantages over standard analog broadcasts, including improved sound quality and additional digital channels. In addition to offering secondary channels, the HD Radio spectrum allows broadcasters to transmit other forms of data. We are participating in a joint venture with other broadcasters to provide the bandwidth that a third party uses to transmit location-based data to hand-held and in-car navigation devices. The number of radio receivers incorporating HD Radio has increased in the past year, particularly in new automobiles. It is unclear what impact HD Radio will have on the market in which we operate.

Our stations have also aggressively worked to harness the power of broadband and mobile media distribution in the development of emerging business opportunities by developing highly interactive websites with content that engages our listeners, deploying mobile applications and streaming our content, and harnessing the power of digital video on our websites and YouTube channels.

Our two radio stations in New York account for all of our operating results. Some of our competitors that operate larger station clusters in the New York market are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were up 1.4% for the seven months ended September 30, 2019, as compared to the same period of the prior year. During this period, revenues for our stations were up 8.2%. As discussed in further detail below, our outperformance during this period was largely attributable to higher ticket sale revenues for our largest concert, Summer Jam.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that encompass significant judgments and uncertainties, and potentially lead to materially different results under different assumptions and conditions. We believe that our critical accounting policies are those described below.

Revenue Recognition

Broadcasting revenue is recognized as advertisements are aired. Broadcasting revenue recognition is subject to meeting certain conditions. These criteria are generally met at the time the advertisement is aired for broadcasting revenue. Advertising revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees, usually at a rate of 15% of gross revenues.

FCC Licenses

As of February 28, 2019 and September 30, 2019, we have recorded approximately $63.3 million in FCC licenses, which represents approximately 76% and 67%, respectively, of our total assets. We would not be able to operate our radio stations without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, each of our FCC licenses has been renewed at the end of its respective period, and we expect that each FCC license will continue to be renewed in the future. We consider our FCC licenses to be indefinite-lived intangibles.

We do not amortize indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired. When evaluating our radio broadcasting licenses for impairment, the testing is performed at the unit of accounting level as determined by Accounting Standards Codification (“ASC”) Topic 350-30-35. In our case, radio stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under a Local Marketing Agreement by another broadcaster. Consequently, our two radio stations in New York are considered a single unit of accounting.

Historically, we have completed our annual impairment tests on December 1 of each year. In connection with our change in fiscal years, we plan to perform the annual impairment test as of October 1 of each year and to perform additional interim impairment testing whenever triggering events suggest such testing is warranted.

Valuation of Indefinite-lived Broadcasting Licenses

Fair value of our FCC licenses is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine the fair value of our FCC licenses, the Company uses an income valuation method when it performs its impairment tests. Under this method, the Company projects cash flows that would be generated by its unit of accounting assuming the unit of accounting was commencing operations in its respective market at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC license. The Company assumes the competitive situation that exists in the unit of accounting’s market remains unchanged, with the exception that the unit of accounting commenced operations at the beginning of the valuation period. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license. Major assumptions involved in this analysis include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share and discount rate. Each of these assumptions may change in the future based upon changes in general economic conditions, audience behavior, consummated transactions, and numerous other variables that may be beyond our control. The projections incorporated into our license valuations take current economic conditions into consideration.

Deferred Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company’s financial statements or income tax returns. Income taxes are recognized during the year in which the underlying transactions are reflected in the consolidated statements of operations. Deferred taxes are provided for temporary differences between amounts of assets and liabilities recorded for financial reporting purposes as compared to amounts recorded for income tax purposes. After determining the total amount of deferred tax assets, the Company determines whether it is more likely than not that some portion of the deferred tax assets will not be realized. If the Company determines that a deferred tax asset is not likely to be realized, a valuation allowance will be established against that asset to record it at its expected realizable value.

Results of Operations for the One-Month and Seven-Month Periods Ended September 30, 2019, Compared to September 30, 2018

Net revenues:

	For the One Month Ended September 30,				For the Seven Months Ended September 30,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues	$4,405	$4,302	$(103)	(2.3)%	$27,916	$30,454	$2,538	9.1%

Net revenues were down in the one-month period ended September 30, 2019 due to $0.4 million of political revenue in the same month of the prior year, which was nonrecurring in the current year, coupled with lower sponsorship revenues associated with our Circle of Sisters event held in September, partially offset by higher local and national revenues. Net revenues were up in the seven months ended September 30, 2019 due to record-setting ticket sales associated with our largest concert, Summer Jam, which occurred in June 2019. We have also experienced strong growth in digital revenues, as this has been an area of investment for us.

We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for our radio markets increased 1.4% for the seven-month period ended September 30, 2019, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were up 8.2% for the seven-month period ended September 30, 2019, as compared to the same period of the prior year.

Station operating expenses excluding depreciation and amortization expense:

	For the One Month Ended September 30,				For the Seven Months Ended September 30,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding depreciation and amortization expense	$3,664	$3,911	$247	6.7%	$22,301	$23,454	$1,153	5.2%

The increase in station operating expenses excluding depreciation and amortization expense for the seven-month period ended September 30, 2019 is primarily due to three factors: (1) higher employee health care costs, (2) costs associated with supporting digital sales growth, and (3) personnel additions in the back half of the prior fiscal year, particularly in sales leadership roles.

Depreciation and amortization:

	For the One Month Ended September 30,				For the Seven Months Ended September 30,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization	$115	$94	$(21)	(18.3)%	$699	$698	$(1)	(0.1)%

Depreciation and amortization expense for the seven-month period ended September 30, 2019 is essentially unchanged as compared to the same period of the prior year.

Operating income:

	For the One Month Ended September 30,				For the Seven Months Ended September 30,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Operating income	$626	$297	$(329)	(52.6)%	$4,916	$6,302	$1,386	28.2%

Operating income for the seven-month period ended September 30, 2019 increased principally due to much-improved financial performance associated with our largest concert, Summer Jam.

Provision for income taxes:

	For the One Month Ended September 30,				For the Seven Months Ended September 30,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$192	$97	$(95)	(49.5)%	$1,605	$1,999	$394	24.5%

Our effective income tax rate was 33% and 32% for the seven-month periods ended September 30, 2018 and 2019, respectively. The Company estimates its effective tax rate for the year and applies that rate to pre-tax income for the applicable period.

Consolidated net income:

	For the One Month Ended September 30,				For the Seven Months Ended September 30,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$434	$200	$(234)	(53.9)%	$3,311	$4,303	$992	30.0%

Net income increased for the seven-month period ended September 30, 2019 due to growth in our operating income, partially offset by an increase in our provision for income taxes.

Liquidity and Capital Resources

At September 30, 2019, we had no cash or cash equivalents on our combined condensed balance sheets because Emmis uses a centralized approach to cash management and financing of its operations, and none of Emmis' cash or cash equivalents were assigned to us in our combined financial statements. At February 28, 2019 and September 30, 2019, our net working capital was $5.9 million and $4.7 million, respectively. On March 1, 2019, we adopted ASC 842, Leases, which resulted in a current liability of $2.3 million as of September 30, 2019, negatively impacting our net working capital.

Cash provided by operating activities was $2.0 million and $5.8 million for the seven months ended September 30, 2018 and 2019, respectively. The cash provided by operating activities was swept to and retained by Emmis, as discussed above. The increase in cash provided by operating activities during the seven-month period ended September 30, 2019 as compared to the prior period was driven by an increase in net income and better working capital management. Capital expenditures for the seven months ended September 30, 2018 and 2019 were not material.

Our primary sources of liquidity are cash on hand and cash provided by operations. Our stations' primary uses of cash provided by operations during the past few years have been capital expenditures, working capital and distributions to Emmis, and are expected to be capital expenditures, working capital, debt service requirements and repayment of debt after the closing of the Transaction. Additionally, we may grow in the future through acquisitions that may be financed with debt or equity, or any combination thereof. The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. Following the Transaction, the Company will also incur costs associated with being a standalone public reporting company, as well as with respect to ongoing payments to EOC in connection with the employee leasing agreement, the management agreement and other agreements with EOC relating to EOC's management of our operations. For further details relating to agreements with EOC, refer to Note 11. The Company intends to meet its cash requirements and obligations following the Transaction through operating cash flow. To the extent of any shortfall in operating cash flow following the Transaction, we expect that SG Broadcasting will fund a portion of MediaCo's cash requirements and obligations.

On November 25, 2019 we entered into a number of arrangements as described in Note 11 that impact our liquidity and capital resources, including:

•	$50.0 million Senior Credit Facility maturing November 25, 2024;
•	$5.0 million Emmis Convertible Promissory Note maturing November 25, 2024; and
•	$6.25 million SG Broadcasting Promissory Note maturing May 25, 2025

An additional $23.4 million was borrowed under the Senior Credit Facility to support the Company’s obligations with regard to the cost of acquiring FMG Valdosta, LLC and FMG Kentucky, LLC, as described in Note 11.

The $73.4 million total Senior Credit Facility includes covenants pertaining to, among other things, the ability to incur indebtedness, restrictions on the payment of dividends, minimum Liquidity (as defined in the Senior Credit Facility), collateral maintenance, minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Senior Credit Facility) and other customary restrictions.

Intangibles

As of September 30, 2019, approximately 67% of our total assets consisted of FCC broadcast licenses, the values of which depend significantly upon various factors including, among other things, market revenues, market growth rates and the operational results of our businesses. We would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at or after the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.

Regulatory, Legal and Other Matters

From time to time, our stations are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As an emerging growth company, we are not required to provide this information.

Item 4.    Controls and Procedures

As an emerging growth company, we are not required to provide this information.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Refer to Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In the opinion of management of the Company there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective June 28, 2019, MediaCo, Emmis and SG Broadcasting entered into a Contribution and Distribution Agreement (the “Transaction Agreement”), pursuant to which Emmis agreed to contribute the assets and liabilities of WBLS-FM and WQHT-FM to the Company (the “Initial Contribution”), subject to regulatory approvals and certain other conditions, in exchange for $91,500,000 in cash and 1,666,667 shares of MediaCo Class A common stock, par value $0.01, and SG Broadcasting agreed to make an initial capital contribution to the Company (the “SG Broadcasting Investment”) of $41.5 million in cash in exchange for 5,359,753 shares of MediaCo Class B common stock, par value $0.01 (the “MediaCo Class B Shares”). These sales were consummated on November 25, 2019, and the Company expects to issue additional shares to Emmis and SG Broadcasting following the January 3, 2020 record date for distributing the MediaCo Class A Shares in an amount such that (i) Emmis has sufficient shares to distribute 0.1265 MediaCo Class A Shares for each share of Emmis common stock outstanding on January 3, 2019, and (ii) SG Broadcasting holds a number of MediaCo Class B shares that equates to 78.28% of the total number of shares of MediaCo common stock. In addition, at the closing under and pursuant to the Transaction Agreement, Emmis received a convertible promissory note from the Company in the original principal amount of $5 million (the “Emmis Promissory Note”). The Emmis Promissory Note is convertible beginning six months after its issuance date into shares of MediaCo Class A common stock at a price (the “Conversion Price”) equal to the average of the volume-weighted average prices of the Class A Stock on the Nasdaq Capital Market (or certain other alternative trading markets if the Class A common stock is instead listed on one of such markets) for the last 30 trading days prior to the date of conversion, except that if there is no trading market for any such day, then the price used for such day shall be the average of the highest closing bid price and the lowest closing ask price of any of the market makers for such security as reported in the OTCQX, OTCQB, Pink or Grey markets (in that order) operated by OTCMarkets.

Simultaneously with the consummation of the transactions contemplated by the Transaction Agreement, SG Broadcasting loaned to the Company $6.25 million for working capital purposes, in return for which the Company issued a convertible promissory note to SG Broadcasting in the original principal amount of $6.25 million (the “SG Broadcasting Promissory Note”). The SG Broadcasting Promissory Note is convertible beginning six months after its issuance date into shares of MediaCo Class A common stock at the Conversion Price.

Each of these sales of securities was consummated pursuant to the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended.  Each of the purchasers is a sophisticated entity and the Transaction Agreement and the documents entered into in connection with the consummation of the Transaction Agreement were extensively negotiated by the parties.

Item 6.    Exhibits

(a)	Exhibits.

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit			Incorporated by Reference
Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Contribution and Distribution Agreement, dated as of June 28, 2019, by and among Emmis Communications Corporation, MediaCo Holding Inc., and SG Broadcasting LLC.*		8-K		2.1	11/27/2019
3.1	Amended and Restated Articles of Incorporation of MediaCo Holding Inc.	X
3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of MediaCo Holding Inc., as adopted December 13, 2019.		8-K		3.1	12/18/2019
3.3	Amended and Restated Code of Bylaws of MediaCo Holding Inc.		10-12B/A		3.2	11/22/2019
10.1	Term Loan Agreement, dated as of November 25, 2019, by and among MediaCo Holding Inc., the other parties designated as borrowers thereto, the financial institutions from time to time party thereto, and GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent.*		8-K		10.1	11/27/2019
10.2	Employee Leasing Agreement, dated as of November 25, 2019, by and between Emmis Operating Company and MediaCo Holding Inc.*#		8-K		10.2	11/27/2019
10.3	Management Agreement, dated as of November 25, 2019, by and between Emmis Operating Company and MediaCo Holding Inc.*#		8-K		10.3	11/27/2019
10.4	Shared Services Agreement (WEPN), dated as of November 25, 2019, by and between Emmis Operating Company and MediaCo Holding Inc.#		8-K		10.4	11/27/2019
10.5	Shared Services Agreement (WLIB), dated as of November 25, 2019, by and between WBLS-WLIB LLC and MediaCo Holding Inc.#		8-K		10.5	11/27/2019
10.6	Local Programming and Marketing Agreement, dated as of November 25, 2019, by and between MediaCo Holding Inc. and WBLS-WLIB LLC.		8-K		10.6	11/27/2019
10.7	Antenna Site Agreement (WBLS Aux), dated as of November 25, 2019, by and between WLIB Tower LLC and MediaCo Holding Inc.#		8-K		10.7	11/27/2019
10.8	Promissory Note, dated as of November 25, 2019, by MediaCo Holding Inc. in favor of Emmis Communications Corporation.		8-K		10.8	11/27/2019
10.9	Promissory Note, dated as of November 25, 2019, by MediaCo Holding Inc. in favor of SG Broadcasting LLC.		8-K		10.9	11/27/2019
10.10	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed November 22, 2019 (File No. 001-39029).+		8-K		10.10	11/27/2019
10.11	Assignment and Assumption of Purchase Agreement, dated as of December 13, 2019, by and between Billboards LLC and MediaCo Holding Inc.*		8-K		10.1	12/18/2019
10.12	Equity Purchase Agreement, dated as of October 16, 2019, by and among Billboards LLC, FMG Kentucky, LLC, FMG Valdosta, LLC, and Fairway Outdoor Advertising Group, LLC.*		8-K		10.2	12/18/2019
10.13	Transitional Services Agreement, dated as of December 13, 2019, by and between, FMG Kentucky, LLC, FMG Valdosta, LLC, and Fairway Outdoor Advertising Group, LLC.*		8-K		10.3	12/18/2019
10.14	Employee Assignment and Assumption Agreement, by and between FMG Kentucky, LLC and FMG Valdosta, LLC and Fairway Outdoor Advertising Group, LLC.*		8-K		10.4	12/18/2019
10.15	Amended and Restated Term Loan Agreement, dated as of December 13, 2019, by and among MediaCo Holding Inc., the other parties designated as borrowers thereto, the financial institutions from time to time party thereto, and GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent.*		8-K		10.5	12/18/2019
10.16	Amended and Restated Term Loan Agreement, dated as of December 13, 2019, by and among MediaCo Holding Inc., the other parties designated as borrowers thereto, the financial institutions from time to time party thereto, and GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent.*		8-K		10.6	12/18/2019

31.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

*

Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will furnish a copy of any omitted schedule or exhibit as a supplement to the Commission or its staff upon request.

#

Portions of this exhibit, marked by brackets, have been omitted pursuant to Item 601(b)(10) of Regulation S-K because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed. The registrant undertakes to promptly provide an unredacted copy of the exhibit on a supplemental basis, if requested by the Commission or its staff.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIACO HOLDING INC.

Date: December 20, 2019	By:	/s/ RYAN A. HORNADAY
Ryan A. Hornaday
Executive Vice President, Chief Financial Officer and
Treasurer