Form 10-KT
period 2019-12-31
Mediaco Holding Inc.
filed 2020-03-27
CIK 1784254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

for the Fiscal Year Ended ________

☒	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

for the Transition Period from March 1, 2019 to December 31, 2019.

Commission File Number 001-39029

MEDIACO HOLDING INC.

(Exact name of registrant as specified in its charter)

INDIANA

(State of incorporation or organization)

84-2427771

(I.R.S. Employer Identification No.)

ONE EMMIS PLAZA

40 MONUMENT CIRCLE

SUITE 700

INDIANAPOLIS, INDIANA 46204

(Address of principal executive offices)

(317) 266-0100

(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value	MDIA	Nasdaq Capital Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, as of August 31, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was $0.

The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of March 9, 2020, was:

1,683,263         Class A Common Shares, $.01 par value

5,413,197     Class B Common Shares, $.01 par value

____Class C Common Shares, $.01 par value

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for 2020 Annual Meeting of Shareholders expected to be filed within 120 days	Part III

MEDIACO HOLDING INC. AND SUBSIDIARIES

FORM 10-K

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “MediaCo,” “the Company,” “we,” “our,” “us,” and similar terms refer to MediaCo Holding Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This report includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these forward-looking statements by our use of words such as “intend,” “plan,” “may,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. Such forward-looking statements, which speak only as of the date hereof, are based on managements’ estimates, assumptions and beliefs regarding our future plans, intentions and expectations. We cannot guarantee that we will achieve these plans, intentions or expectations. All statements regarding our expected financial position, business, results of operations and financing plans are forward-looking statements.

Actual results or events could differ materially from the plans, intentions or expectations disclosed in the forward-looking statements we make. We have included important facts in various cautionary statements in this report that we believe could cause our actual results to differ materially from forward-looking statements that we make. These include, but are not limited to, the factors described in Part I, Item 1A, “Risk Factors.”

The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. We undertake no obligation to update or revise any forward-looking statements because of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS.

GENERAL

MediaCo Holding Inc. (“MediaCo” or the “Company”) is an Indiana corporation formed in 2019 by Emmis Communications Corporation (“Emmis”) to facilitate the sale of a controlling interest in Emmis’ radio stations WQHT-FM and WBLS-FM (the “Stations”) to SG Broadcasting LLC (“SG Broadcasting”), an affiliate of Standard General L.P. (“Standard General”) pursuant to an agreement entered into on June 28, 2019. The sale (the “Transaction”) closed on November 25, 2019. On November 26, 2019, the registration of the Company’s Class A common stock was declared effective, and the Company became subject to the periodic filing requirements of public registrants. As of December 31, 2019, all of the Company’s Class A common stock was held by Emmis and all the Company’s Class B common stock was held by SG Broadcasting. On January 17, 2020, Emmis distributed the Class A common stock pro rata to Emmis’ shareholders, making MediaCo a publicly traded company listed on the Nasdaq Capital Market.

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

On December 9, 2019, the Company’s Board of Directors approved the assumption from an affiliate of SG Broadcasting of an agreement to purchase FMG Valdosta, LLC and FMG Kentucky, LLC (“Fairway Outdoor”) from Fairway Outdoor Advertising Group, LLC (the “Fairway Acquisition”). Closing of the Fairway Acquisition occurred on December 13, 2019. FMG Valdosta, LLC and FMG Kentucky, LLC are outdoor advertising businesses that operate advertising displays principally across Kentucky, West Virginia, Florida and Georgia.

Our assets primarily consist of two radio stations, WQHT-FM and WBLS-FM, which serve the New York City metropolitan area, as well as approximately 3,300 advertising structures in the Southeast (Valdosta) region and Mid-Atlantic (Kentucky) region of the United States. We derive our revenues primarily from radio and outdoor advertising sales, but we also generate revenues from events, including sponsorships and ticket sales.

On October 25, 2019, in order to more closely align our operations and internal controls with standard market practice, our Board of Directors approved the change in our fiscal year end from the last day in February to December 31.

BUSINESS STRATEGY

We are committed to improving the operating results of our core assets while simultaneously seeking future growth opportunities in new businesses. Our strategy is focused on the following operating principles:

Develop unique and compelling content and strong local brands

Our established local media brands have achieved and sustained a leading position in their respective market segments over many years. Knowledge of the New York market and consistently producing unique and compelling content that meets the needs of our target audiences are critical to our success. As such, we make substantial investments in areas such as market research, data analysis and creative talent to ensure that our content remains relevant, has a meaningful impact on the communities we serve and reinforces the core brand image of each respective property.

Extend the reach and relevance of our local brands through digital platforms

In recent years, we have placed substantial emphasis on enhancing the distribution of our radio content through digital and mobile platforms. We believe these digital platforms offer excellent opportunities to further enhance the relationships we have with our audiences by allowing them to consume and share our content in new ways and providing us with new distribution channels for one-to-one communication with them.

Deliver results to advertisers

Competition for advertising revenue is intense and becoming more so. To remain competitive, we focus on sustaining and growing our radio audiences, optimizing our pricing strategy and developing innovative marketing programs for our clients that allow them to interact with our audiences in more direct and measurable ways. These programs often include elements such as on-air endorsements, events, contests, special promotions, Internet advertising, email marketing, interactive mobile advertising and online video. Our ability to deploy multi-touchpoint marketing programs allows us to deliver a stronger return-on-investment for our clients while simultaneously generating ancillary revenue streams for our media properties.

Extend sales efforts into new market segments

Given the competitive pressures in many of our “traditional” advertising categories, we have been expanding our network of advertiser relationships into not-for-profits, political advertising, corporate philanthropy, environmental initiatives and government agencies. These efforts in our radio segment primarily focus on the health care and education sectors. We believe our capabilities can address these clients’ under-served needs.

Enhance the efficiency of our operations

We believe it is essential that we operate our businesses as efficiently as possible. We regularly review our business operations and reduce costs or realign resources as necessary. We have also invested in common technology platforms across our radio stations to help further standardize our business processes.

Pursue acquisition and investment opportunities

We may pursue acquisitions or other investment opportunities in a variety of media-related businesses as well as a variety of other industries and market sectors. We believe that consummating such acquisitions and investments can be a valuable tool in our efforts to grow our business.

RADIO STATIONS

In the following table, “Market Rank by Revenue” is the ranking of the market revenue size of the principal radio market served by our stations among all radio markets in the United States. Market revenue rankings are from BIA/Kelsey’s Media Access Pro database as of February 18, 2020. “Ranking in Primary Demographic Target” is the ranking of the station within its designated primary demographic target among all radio stations in its market based on the January 2020 Nielsen Audio, Inc. (“Nielsen”) Portable People Meter results. “Station Audience Share” represents a percentage generally computed by dividing the average number of persons in the primary demographic listening to a particular station during specified time periods by the average number of such persons in the primary demographic for all stations in the market area as determined by Nielsen.

STATION AND MARKET	MARKET RANK BY REVENUE	FORMAT	PRIMARY DEMOGRAPHIC TARGET AGES	RANKING IN PRIMARY DEMOGRAPHIC TARGET	STATION AUDIENCE SHARE
New York, NY	1
WQHT-FM		Hip-Hop	18-34	6	5.8
WBLS-FM		Urban Adult Contemporary	25-54	5	4.8

RADIO ADVERTISING SALES

Our stations derive their advertising revenue from local and regional advertising in the marketplaces in which they operate, as well as from the sale of national advertising. Local and most regional sales are made by a station’s sales staff. National sales are made by firms specializing in such sales, which are compensated on a commission-only basis. We believe that the volume of national advertising revenue tends to adjust to shifts in a station’s audience share position more rapidly than does the volume of local and regional advertising revenue. During the ten-month period ended December 31, 2019, approximately 16% of our total radio advertising revenues were derived from national sales, and 84% were derived from local sales.

NON-TRADITIONAL REVENUES

Our stations are involved with numerous events in the market in which we operate that support the local community, entertain our audiences, and better connect our listeners with our stations and our advertisers. In most cases, a third party produces the event, which we help promote, and we sell certain sponsorship opportunities to our advertisers. In these situations, we do not bear financial risk on the success of the event. In limited cases, such as our two signature events, Hot 97's Summer Jam and WBLS' Circle of Sisters, we produce the event, including securing the performing artists and venue, and are primarily responsible for the financial risk and reward, including ticket and sponsorship sales associated with the event.

OUTDOOR ADVERTISING

We lease most of our advertising space on two types of billboard advertising displays: bulletins and posters. As of December 31, 2019, we owned and operated approximately 3,346 billboard advertising displays in 4 states. Our outdoor advertising businesses generally derive approximately 70% of billboard advertising net revenues from bulletin rentals and 14% from poster rentals.

Bulletins are large, advertising structures (the most common size is fourteen feet high by forty-eight feet wide, or 672 square feet) consisting of panels on which advertising copy is displayed. We wrap advertising copy printed with computer-generated graphics on a single sheet of vinyl around the structure. To attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways and target vehicular traffic. At December 31, 2019, we operated approximately 1,204 bulletin structures with a total of 2,783 faces.

We generally lease individually-selected bulletin space to advertisers for the duration of the contract (customarily 12 months). We also lease bulletins as part of a rotary plan under which we rotate the advertising copy from one bulletin location to another within a particular market at stated intervals (usually every sixty to ninety days) to achieve greater reach within that market.

Posters are smaller advertising structures (the most common size is eleven feet high by twenty-three feet wide, or 250 square feet; we also operate junior posters, which are five feet high by eleven feet wide, or 55 square feet). Poster panels utilize a single flexible sheet of polyethylene material that inserts onto the face of the panel. Posters are concentrated on major traffic arteries and target vehicular traffic, and junior posters are concentrated on city streets and target hard-to-reach pedestrian traffic and nearby residents. At December 31, 2019, we operated approximately 380 poster displays with a total of 772 faces.

We generally lease poster space for 4 to 52 weeks; determined by the advertiser’s campaign needs. Posters are sold in packages of Target Rating Point (“TRP”) levels, which determine the percentage of a target audience an advertiser needs to reach. A package may include a combination of poster locations in order to meet reach and frequency campaign goals.

In addition to the traditional static displays, we also rent digital billboards. Digital billboards are large electronic light emitting diode (“LED”) displays (the most common sizes are fourteen feet high by forty-eight feet wide, or 672 square feet; ten and a half feet high by thirty six feet wide, or 378 square feet; and ten feet high by twenty-one feet wide, or 210 square feet) that are generally located on major traffic arteries and city streets. Digital billboards are capable of generating over one billion colors and vary in brightness based on ambient conditions. They display completely digital advertising copy from various advertisers in a slide show fashion, rotating each advertisement approximately every 6 to 8 seconds. At December 31, 2019, our inventory included 22 digital display billboards with a total of over 28 faces. These digital billboards generate approximately 10% of billboard advertising net revenue. We own the physical structures on which the advertising copy is displayed. We build the structures on locations we either own or lease.

In the majority of our markets, our local production staffs perform the full range of activities required to create and install billboard advertising displays. Production work includes creating the advertising copy design and layout, coordinating its printing and installing the designs on the displays. Our design staff uses state-of-the-art technology to prepare creative, eye-catching displays for our tenants. We can also help with the strategic placement of advertisements throughout an advertiser’s market by using software that allows us to analyze the target audience and its demographics. Our artists also assist in developing marketing presentations, demonstrations and strategies to attract new tenant advertisers. Production revenue accounts for approximately 6% of the outdoor advertising business.

NEW TECHNOLOGIES

 We believe that the growth of new technologies not only presents challenges, but also opportunities for broadcasters. The primary challenge is increased competition for the time and attention of our listeners. The primary opportunity is to further enhance the relationships we already have with our listeners by expanding products and services offered by our radio stations and to increase distribution to in-home devices like smart speakers, as well as portable devices like smartphones.

COMMUNITY INVOLVEMENT

We believe that to be successful, we must be integrally involved in the communities we serve. We see ourselves as community partners. To that end, our radio stations and outdoor businesses participate in many community programs, fundraisers and activities that benefit a wide variety of causes. Charitable organizations that have been the beneficiaries of our support include, among others, the Harlem Chamber of Commerce, the Sarcoidosis Foundation, New York Cares, American AIDS Foundation and the Queens Police Service Area Community Counsel.

The National Association of Broadcasters Education Foundation recognized WQHT-FM in New York for its outreach after Hurricane Sandy, both for the news coverage it provided and the relief efforts it organized in the weeks after the storm. In 2017, WBLS-FM won a national Crystal Award from the National Association of Broadcasters.

INDUSTRY INVOLVEMENT

 We have an active leadership role in a wide range of industry organizations. Our senior executives have served in various capacities with industry associations, including as directors of the National Association of Broadcasters, the Radio Advertising Bureau, the Nielsen Audio Advisory Council, and the Media Financial Management Association. Our chief executive officer has been honored with the National Association of Broadcasters' "National Radio Award," was named Radio Ink's "Radio Executive of the Year," and was named the 2017 recipient of the Broadcasters Foundation of America's "Lowry Mays Excellence in Broadcasting Award." In 2018, our chief financial officer was awarded Media Financial Management's "Rainmaker Award" recognizing his efforts and contributions in helping Media Financial Management's growth initiatives. Our other management and on-air personalities have won numerous industry awards.

COMPETITION

Radio broadcasting stations compete with the other broadcasting stations in their respective market areas, as well as with other advertising media such as newspapers, cable, magazines, outdoor advertising, transit advertising, the Internet, satellite radio, direct marketing and mobile and wireless device marketing. Competition within the broadcasting industry occurs primarily in individual market areas, so that a station in one market (e.g., New York) does not generally compete with stations in other markets (e.g., Los Angeles). Our stations face competition from other stations with substantial financial resources, including stations targeting the same demographic groups. In addition to management experience, factors that are material to competitive position include the station's rank in its market in terms of the number of listeners, authorized power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. We attempt to improve our competitive position with programming and promotional campaigns aimed at the demographic groups targeted by our stations. We also seek to improve our position through sales efforts designed to attract advertisers that have done little or no radio advertising by emphasizing the effectiveness of radio advertising in increasing the advertisers' revenues. The policies and rules of the FCC permit certain joint ownership and joint operation of local stations. Our radio stations take advantage of these joint arrangements when appropriate in an effort to lower operating costs and to offer advertisers more attractive rates and services. Although we believe that each of our stations can compete effectively in its market, there can be no assurance that either of our stations will be able to maintain or increase its current audience ratings or advertising revenue market share.

Although the broadcasting industry is highly competitive, barriers to entry exist. The operation of a broadcasting station in the United States requires a license from the FCC. Also, the number of stations that can operate in a given market is limited by the availability of the frequencies that the FCC will license in that market, as well as by the FCC's multiple ownership rules regulating the number of stations that may be owned or controlled by a single entity, and cross ownership rules which limit the types of media properties in any given market that can be owned by the same person or company.

Although the outdoor advertising industry has encountered a wave of consolidation, the industry remains fragmented. The industry is comprised of several large outdoor advertising and media companies with operations in multiple markets, as well as smaller, local companies like us that operate a limited number of structures in one or a few local markets.

In selecting the form of media through which to advertise, advertisers evaluate their ability to target audiences having a specific demographic profile, lifestyle, brand or media consumption or purchasing behavior or audiences located in, or traveling through, a particular geography. Advertisers also compare the relative costs of available media, evaluating the number of impressions (potential viewings), exposure (the opportunity for advertising to be seen) and circulation (traffic volume in a market), as well as potential effectiveness, quality of related services (such as advertising copy design and layout) and customer service. In competing with other media, we believe that both radio and outdoor advertising are relatively more cost-efficient than other media, allowing advertisers to reach broader audiences and target specific geographic areas or demographic groups within markets.

We believe that our strong emphasis on sales and customer service and our position as a major provider of advertising services in each of our primary markets enables us to compete effectively with the other outdoor advertising companies, as well as with other media, within those markets.

EMPLOYEES

WQHT-FM and WBLS-FM lease their employees from Emmis’ wholly owned subsidiary, Emmis Operating Company (“EOC”) under an employee leasing arrangement (the “Employee Leasing Agreement”). As of December 31, 2019, approximately 61 full-time employees and approximately 88 part-time employees are employed by EOC under the Employee Leasing Agreement to provide services for the Company, four of whom act as the Company's executive officers. Our outdoor advertising business employed 52 full-time employees as of December 31, 2019.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Listed below is certain information about the executive officers of MediaCo or its affiliates who are not directors or nominees to be directors.

NAME	POSITION	AGE AT DECEMBER 31, 2019	YEAR FIRST ELECTED OFFICER
Ryan A. Hornaday	Executive Vice President, Chief Financial Officer and Treasurer	46	2019

Mr. Hornaday was appointed our Executive Vice President, Chief Financial Officer and Treasurer in June 2019. Mr. Hornaday also serves as Executive Vice President, Chief Financial Officer and Treasurer of Emmis, a position he has held since August 2015. Previously, Mr. Hornaday served as Senior Vice President—Finance and Treasurer of Emmis from December 2008 to July 2015. Mr. Hornaday joined Emmis in 1999. Mr. Hornaday also serves as a director of Choices, Inc. (a non-profit organization that provides cross system coordination services for youth and their families).

AVAILABLE INFORMATION

Our website address is www.mediacoholding.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are filed with the U.S. Securities and Exchange Commission (“SEC”).  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

FEDERAL REGULATION OF BROADCASTING

Radio broadcasting in the United States is subject to the jurisdiction of the FCC under the Communications Act of 1934 (the “Communications Act”), as amended in part by the Telecommunications Act of 1996 (the “1996 Act”). Radio broadcasting is prohibited except in accordance with a license issued by the FCC upon a finding that the public interest, convenience and necessity would be served by the grant of such license. The FCC has the power to revoke licenses for, among other things, false statements made in applications or willful or repeated violations of the Communications Act or of FCC rules. In general, the Communications Act provides that the FCC shall allocate broadcast licenses for radio stations in such a manner as will provide a fair, efficient and equitable distribution of service throughout the United States. The FCC determines the operating frequency, location and power of stations; regulates the equipment used by stations; and regulates numerous other areas of radio broadcasting pursuant to rules, regulations and policies adopted under authority of the Communications Act. The

Communications Act, among other things, prohibits the assignment of a broadcast license or the transfer of control of an entity holding such a license without the prior approval of the FCC. Under the Communications Act, the FCC also regulates certain aspects of media that compete with broadcast stations.

The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Reference should be made to the Communications Act as well as FCC rules, public notices and rulings for further information concerning the nature and extent of federal regulation of radio stations. Legislation has been introduced from time to time which would amend the Communications Act in various respects, and the FCC from time to time considers new regulations or amendments to its existing regulations. We cannot predict whether any such legislation will be enacted or whether new or amended FCC regulations will be adopted or what their effect would be on the Company.

LICENSE RENEWAL. Radio stations operate pursuant to broadcast licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon approval by the FCC. The following table sets forth our FCC license expiration dates in addition to the call letters, license classification, antenna elevation above average terrain, power and frequency of all owned stations as of December 31, 2019:

Radio Market	Stations	City of License	Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts)
New York, NY	WQHT-FM	New York, NY	97.1	June 2022	B	1,339	6.7
	WBLS-FM	New York, NY	107.5	June 2022	B	1,362	4.2

Under the Communications Act, at the time an application is filed for renewal of a station license, parties in interest, as well as members of the public, may apprise the FCC of the service the station has provided during the preceding license term and urge the denial of the application. If such a petition to deny presents information from which the FCC concludes (or if the FCC concludes on its own motion) that there is a “substantial and material” question as to whether grant of the renewal application would be in the public interest under applicable rules and policy, the FCC may conduct a hearing on specified issues to determine whether the renewal application should be granted. The Communications Act provides for the grant of a renewal application upon a finding by the FCC that the licensee:

•	has served the public interest, convenience and necessity;
•	has committed no serious violations of the Communications Act or the FCC rules; and
•	has committed no other violations of the Communications Act or the FCC rules which would constitute a pattern of abuse.

If the FCC cannot make such a finding, it may deny the renewal application, and only then may the FCC consider competing applications for the same frequency. In a vast majority of cases, the FCC renews a broadcast license even when petitions to deny have been filed against the renewal application.

REVIEW OF OWNERSHIP RESTRICTIONS. The FCC is required by statute to review all of its broadcast ownership rules on a quadrennial basis (i.e., every four years) and to repeal or modify any of its rules that are no longer “necessary in the public interest.”

Despite several such reviews and appellate remands, the FCC’s rules limiting the number of radio stations that may be commonly owned in a local market have remained largely intact since their initial adoption following the 1996 Act. The FCC’s previous ownership reviews have been subject to litigation. The most recent court decisions were issued by the United States Court of Appeals for the Third Circuit in September and November 2019 and concerned the FCC’s 2014 review. These decisions may be the subject of further litigation. The FCC initiated its 2018 quadrennial review in December 2018 and that proceeding remains pending. We cannot predict whether the appeal or forthcoming review proceeding will result in modifications of the ownership rules or the impact (if any) that such modifications would have on our business.

The discussion below reviews the pertinent ownership rules currently in effect.

Local Radio Ownership:

The local radio ownership rule limits the number of commercial radio stations that may be owned by one entity in a given radio market based on the number of radio stations in that market:

•	if the market has 45 or more radio stations, one entity may own up to eight stations, not more than five of which may be in the same service (AM or FM);
•	if the market has between 30 and 44 radio stations, one entity may own up to seven stations, not more than four of which may be in the same service;
•	if the market has between 15 and 29 radio stations, one entity may own up to six stations, not more than four of which may be in the same service; and
•

if the market has 14 or fewer radio stations, one entity may own up to five stations, not more than three of which may be in the same service, however one entity may not own more than 50% of the stations in the market.

The New York radio market has more than 45 radio stations.

For purposes of applying these numerical limits, the FCC has also adopted rules with respect to (i) so-called local marketing agreements, or “LMAs,” by which the licensee of one radio station provides programming for another licensee’s radio station in the same market and sells all of the advertising within that programming and (ii) so-called joint sale agreements, or “JSAs,” by which the licensee of one station sells the advertising time on another station in the market. Under these rules, an entity that owns one or more radio stations in a market and programs more than 15% of the broadcast time, or sells more than 15% of the advertising time, on another radio station in the same market pursuant to an LMA or JSA is generally required to count the station toward its media ownership limits even though it does not own the station. As a result, in a market where we own one or more radio stations, we generally cannot provide programming to another station under an LMA, or sell advertising on another station pursuant to a JSA, if we could not acquire that station under the local radio ownership rule. The FCC has, to date, declined to make other types of agreements such as “shared services agreements” (or “SSAs”) and/or “local news service” agreements, attributable, but has adopted a disclosure requirement for SSAs between commercial television stations.

In the 2018 quadrennial review order, the FCC is requesting comment on all aspects of the local radio ownership rule, including whether the rule in its current form remains necessary in the public interest.

Cross-Media Ownership:

The newspaper/broadcast cross-ownership rule prohibits an individual or entity from having an attributable interest in either a radio or television station and a daily newspaper located in the same market, subject to certain exceptions and with waivers available in particular cases.

The radio/television cross-ownership rule limits common ownership of television stations and same market radio stations. In general, an individual or entity may hold attributable interests in one television station and up to seven same-market radio stations (or two television stations and up to six same-market radio stations), depending on the number of independently owned radio, television and other specified media “voices” in the market.

ATTRIBUTION OF OWNERSHIP INTERESTS. In applying its ownership rules, the FCC has developed specific criteria that it uses to determine whether a certain ownership interest or other relationship with an FCC licensee is significant enough to be “attributable” or “cognizable” under its rules. Specifically, among other relationships, certain stockholders, officers and directors of a broadcasting company are deemed to have an attributable interest in the licenses held by that company, such that there would be a violation of the FCC’s rules where the broadcasting company and such a stockholder, officer or director together hold attributable interests in more than the permitted number of stations or a prohibited combination of outlets in the same market. The FCC’s regulations generally deem the following relationships and interests to be attributable for purposes of its ownership restrictions:

•	all officer and director positions in a licensee or its direct/indirect parent(s);
•	voting stock interests of at least 5% (or 20%, if the holder is a passive institutional investor, i.e. , a mutual fund, insurance company or bank);
•

any equity interest in a limited partnership or limited liability company where the limited partner or member has not been “insulated” from the media-related activities of the LP or LLC pursuant to specific FCC criteria;

•

equity and/or debt interests which, in the aggregate, exceed 33% of the total asset value of a station or other media entity (the “equity/debt plus policy”), if the interest holder supplies more than 15% of the station’s total weekly programming (usually pursuant to a time brokerage, local marketing or network affiliation agreement) or is a same-market media entity (i.e., broadcast company or newspaper). In December 2007, the FCC increased these limits under certain circumstances where the equity and/or debt interests are in a small business meeting certain requirements. Although the Third Circuit vacated the FCC’s selected definition of small businesses eligible to take advantage of these increased limits in 2011, the FCC reinstated that definition in its August 2016 order.

To assess whether a voting stock interest in a direct or indirect parent corporation of a broadcast licensee is attributable, the FCC uses a “multiplier” analysis in which non-controlling voting stock interests are deemed proportionally reduced at each non-controlling link in a multi-corporation ownership chain.

Ownership-rule conflicts arising as a result of aggregating the media interests of the Company and its attributable shareholders, officers or directors could require divestitures by either the Company or the affected shareholders, officers or directors. Any such conflicts could result in the Company being unable to obtain FCC consents necessary for future acquisitions. Conversely, the Company’s media interests could operate to restrict other media investments by shareholders having or acquiring an interest in the Company.

ALIEN OWNERSHIP. Under the Communications Act, no FCC license may be held by a corporation if more than one-fifth of its capital stock is owned or voted by aliens or their representatives, a foreign government or representative thereof, or an entity organized under the laws of a foreign country (collectively, “Non-U.S. Persons”). Furthermore, the Communications Act provides that no FCC license may be granted to an entity directly or indirectly controlled by another entity of which more than one-fourth of its capital stock is owned or voted by Non-U.S. Persons if the FCC finds that the public interest will be served by the denial of such license. The FCC has adopted rules to simplify and streamline the process for requesting authority to exceed the 25% indirect foreign ownership limit in broadcast licensees and has revised the methodology that publicly traded broadcasters must use to assess their compliance with the foreign ownership restrictions. The foregoing restrictions on alien ownership apply in modified form to other types of business organizations, including partnerships and limited liability companies. In addition, an LMA with a foreign owned company is not prohibited as long as the non-foreign holder of the FCC license continues to control and operate the station. Our Amended and Restated Articles of Incorporation and Amended and Restated Code of By-Laws authorize the Board of Directors to prohibit such restricted alien ownership, voting or transfer of capital stock as would cause the Company to violate the Communications Act or FCC regulations.

ASSIGNMENTS AND TRANSFERS OF CONTROL. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors, including compliance with the various rules limiting common ownership of media properties, the “character” of the assignee or transferee and those persons holding attributable interests therein and compliance with the Communications Act’s limitations on alien ownership as well as other statutory and regulatory requirements. When evaluating an assignment or transfer of control application, the FCC is prohibited from considering whether the public interest might be served by an assignment of the broadcast license or transfer of control of the licensee to a party other than the assignee or transferee specified in the application.

PROGRAMMING AND OPERATION. The Communications Act requires broadcasters to serve the “public interest.” Beginning in the late 1970s, the FCC gradually relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. However, licensees are still required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness.

Federal law prohibits the broadcast of obscene material at any time and the broadcast of indecent material during specified time periods; these prohibitions are subject to enforcement by the FCC and carry fines of up to more than $400,000 per violation, with a cap exceeding $3.75 million for a continuing violation. The FCC’s indecency rules have also been the subject of litigation, and are the subject of a pending proceeding regarding how the agency might revise its indecency enforcement policies.

Federal law also imposes sponsorship identification (or “payola”) requirements, which mandate the disclosure of information concerning programming that is paid for by third parties. The company may receive letters of inquiry or other notifications concerning alleged violations of the sponsorship identification rules at certain of its stations. We cannot predict the outcome of any sponsorship identification complaint proceeding or investigation or the extent or nature of future FCC enforcement actions.

Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, equal employment opportunities, contest and lottery advertisements, and technical operations, including limits on radio frequency radiation.

Failure to observe FCC rules and policies can result in the imposition of various sanctions, including monetary fines, the grant of “short-term” (less than the maximum term) license renewals or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

ADDITIONAL DEVELOPMENTS AND PROPOSED CHANGES. The FCC has adopted rules implementing a low power FM (“LPFM”) service, and approximately 800 such stations are in operation. In November 2007, the FCC adopted rules that, among other things, enhance LPFM’s interference protection from subsequently-authorized full-service stations. Congress then passed legislation eliminating certain minimum distance separation requirements between full-power and LPFM stations, thereby reducing the interference protection afforded to FM stations. As required by the legislation, the FCC in January 2012 submitted a report to Congress indicating that the results of a statutorily mandated economic study indicated that, on the whole, LPFM stations do not currently have, and in the future are unlikely to have, a demonstrable economic impact on full-service commercial FM radio stations. The FCC has since modified its rules to permit the processing of additional LPFM applications and to implement the legislative requirements regarding interference protection, and has accepted applications seeking authority to construct or make major changes to LPFM facilities.  Although to date there have been very few, if any, instances of LPFM stations interfering with full-power radio stations, we cannot predict whether any LPFM stations will actually interfere with the coverage of our radio stations in the future.

The FCC also previously authorized the launch and operation of a satellite digital audio radio service (“SDARS”) system. The country’s single SDARS operator, Sirius XM, provides nationwide programming service as well as channels that provide local traffic and weather information for major cities.

In addition, the FCC permits terrestrial digital audio broadcasting (“DAB,” also known as high definition radio or “HD Radio®”) by FM stations, and has pending a proceeding to permit digital operations by AM stations.

In order to broadcast musical compositions or to stream them over the Internet, we must pay royalties to copyright owners of musical compositions (typically, songwriters and publishers). These copyright owners often rely on organizations known as performing rights organizations, which negotiate licenses with copyright users for the public performance of their compositions, collect royalties, and distribute them to copyright owners. The three major performing rights organizations, from which the Company has licenses and to which we pay royalties, are the American Society of Composers, Authors, and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), and SESAC, Inc. These rates are set periodically, are often negotiated by organizations acting on behalf of broadcasters, and may increase in the future. It also is possible that songwriters or publishers may disassociate with these performing rights organizations, or that additional such organizations could emerge in the future. In 2013 a new performing rights organization, named Global Music Rights (“GMR”), was formed. GMR has obtained the rights to certain high-value copyrights and is seeking to negotiate individual licensing agreements with radio stations for songs within its repertoire. GMR and the Radio Music License Committee, Inc. (“RMLC”), which negotiates music licensing fees with performance rights organizations on behalf of many radio stations, have initiated antitrust litigation against one another, which remains pending. In addition, there has been litigation concerning whether the consent decrees between the Department of Justice (“DOJ”) and major performance rights organizations require so-called “full-work” licenses (which would allow a license-holder to play all of the works in a performance rights organization’s repertoire). The DOJ is also reviewing consent decrees governing ASCAP and BMI to determine whether those consent decrees should be modified.  If a significant number of musical composition copyright owners withdraw from the established performing rights organizations, if new performing rights organizations form to license compositions that are not already licensed, or if the consent decrees between the DOJ and ASCAP/BMI are materially modified or eliminated, our royalty rates or negotiation costs could increase. Our royalty rates or negotiation costs could also change as a result of GMR/RMLC litigation or the resolution of the full-work licensing issue.

In order to stream music over the Internet, MediaCo must also obtain licenses and pay royalties to the owners of copyrights in sound recordings (typically, artists and record companies). These royalties are in addition to royalties for Internet streaming that must also be paid to performance rights organizations. The Copyright Royalty Board (“CRB”) recently completed its proceeding to set rates for the 2016-2020 license period. The CRB set a rate during this period for performances by non-subscription noninteractive services of 0.17 cent per listener per song, and a rate for noninteractive subscription services of 0.22 cent per listener per song, both of which are subject to changes that mirror changes in the Consumer Price Index. The CRB’s 2016-2020 rates represent a decrease from the 2015 CRB rates applicable to broadcasters and other webcasters.  A proceeding to establish the rates for 2021-2025 began in 2019.

In addition, lawsuits have been filed under various state laws challenging the right of digital audio transmission services and broadcasters to publicly perform or reproduce sound recordings fixed prior to February 15, 1972 (“pre-1972 sound recordings”) without a license. Federal legislation signed into law in October 2018 applies a statutory licensing regime to pre-1972 sound recordings similar to that which governs post-1972 sound recordings. Among other things, the new law extends remedies for copyright infringement to owners of pre-1972 sound recordings when recordings are used without authorization. The public performance right that the new law creates for pre-1972 sound recordings streamed online may increase our licensing costs.

Legislation also has previously been introduced in Congress that would require the payment of performance royalties to artists, musicians, or record companies whose music is played on terrestrial radio stations, ending a long-standing copyright law exception. If enacted, such legislation could have an adverse impact on the cost of music programming.

Congress and the FCC also have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of additional matters that could, directly or indirectly, affect the operation, ownership and profitability of our broadcast stations, result in the loss of audience share and advertising revenues for our broadcast stations and/or affect our ability to acquire additional broadcast stations or finance such acquisitions. Such matters include, but are not limited to:

•	proposals to impose spectrum use or other fees on FCC licensees;
•	proposals to repeal or modify some or all of the FCC’s multiple ownership rules and/or policies;
•	proposals to impose requirements intended to promote broadcasters’ service to their local communities;
•	proposals to change rules relating to political broadcasting;
•	technical and frequency allocation matters;
•	AM stereo broadcasting;
•	proposals to modify service and technical rules for digital radio, including possible additional public interest requirements for terrestrial digital audio broadcasters;
•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;
•	proposals to tighten safety guidelines relating to radio frequency radiation exposure;
•	proposals permitting FM stations to accept formerly impermissible interference;
•	proposals to reinstate holding periods for licenses;
•	changes to broadcast technical requirements related to the implementation of SDARS;
•	proposals to modify broadcasters’ public interest obligations;
•	proposals to limit the tax deductibility of advertising expenses by advertisers; and
•	proposals to regulate violence and hate speech in broadcasts.

We cannot predict whether any proposed changes will be adopted, what other matters might be considered in the future, or what impact, if any, the implementation of any of these proposals or changes might have on our business.

The foregoing is only a brief summary of certain provisions of the Communications Act and of specific FCC regulations. Reference should be made to the Communications Act as well as FCC regulations, public notices and rulings for further information concerning the nature and extent of federal regulation of broadcast stations.

REGULATION OF OUTDOOR ADVERTISING

Outdoor advertising is subject to government regulation at the federal, state and local levels. Regulations generally restrict the size, spacing, lighting and other aspects of advertising structures and pose a significant barrier to entry and expansion in many markets. Federal law, principally the Highway Beautification Act of 1965, 28 U.S.C. § 131, regulates outdoor advertising on Federal-aid Primary, Interstate and National Highway Systems roads, and it directs states to provide “effective control” of outdoor advertising along these roads, and to implement a compliance program and state standards regarding size, spacing, and lighting. The states in which we operate have implemented billboard control statutes and regulations. Additionally, municipal and county governments also have implemented sign controls as part of their zoning laws and building codes, and some local governments prohibit construction of new billboards or allow new construction only to replace existing structures. These state, local, and municipal laws and standards may be modified over time, and may have an adverse effect on our business. We closely evaluate laws and regulations that we believe unlawfully restrict our constitutional or other legal rights and may adversely impact our outdoor advertising business to determine whether to bring legal challenges.

We may be required to remove billboards in some circumstances, and may not always be able to obtain compensation for the removal.  As some examples, state governments have purchased and removed billboards for beautification, and may do so again in the future. Additionally, state and municipal governments have laid claim to property under the power of eminent domain and forced the removal of billboards. State governments have also required removal of billboards that have been damaged, and can require removal of signs deemed to be illegal at the owner’s expense and without compensation from the state. Local governments also have attempted to force removal of legal but currently nonconforming billboards under a concept called amortization by which a governmental body asserts that a billboard operator has earned sufficient compensation by continued operation over time, which has been upheld in some instances.

We have also deployed and will continue to deploy digital billboards that display static digital advertising copy from various advertisers that change every 6 to 8 seconds. These may be restricted by existing regulations, and existing regulations that currently do not apply to them by their terms could be revised or new regulations could be enacted to impose greater restrictions. These regulations may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety. On December 30, 2013, the U.S. Department of

Transportation and the Federal Highway Administration released the results of a study concluding that the presence of digital billboards did not appear to be related to a decrease in looking toward the road ahead, though it cautioned that it did not present definitive answers to the research questions investigated. The results of this or other studies may result in regulations at any government level that impose greater restrictions on digital billboards.

ITEM 1A. RISK FACTORS.

The risk factors listed below, in addition to those set forth elsewhere in this report, could affect the business, financial condition and future results of the Company. Additional risks and uncertainties that are not currently known to the Company or that are not currently believed by the Company to be material may also harm the Company’s business, financial condition and results of operations.

Risks Related to our Business

Our results of operations could be negatively impacted by weak economic conditions and instability in financial markets.

We believe that advertising is a discretionary business expense. Spending on advertising tends to decline disproportionately during an economic recession or downturn as compared to other types of business spending. Consequently, a downturn in the United States economy generally has an adverse effect on our advertising revenue and, therefore, our results of operations. A recession or downturn in the economy of any individual geographic market in which we operate, such as a continued decline of the U.S economy in response to the on-going novel coronavirus disease 2019 (COVID-19) outbreak, could have a significant adverse effect on us.

Even in the absence of a general recession or downturn in the economy, an individual business sector (such as the automotive industry) that tends to spend more on advertising than other sectors might be forced to reduce its advertising expenditures if that sector experiences a downturn. If that sector’s spending represents a significant portion of our advertising revenues, any reduction in its advertising expenditures may affect our revenue.

Radio revenues in the market in which we operate have been challenged and may remain so.

Radio revenues in the New York market in which we operate have lagged the growth of the general United States economy. New York market revenues, as measured by the accounting firm Miller Kaplan Arase LLP ("Miller Kaplan"), during the year ended February 2019 and ten-month period ended December 31, 2019, were down 2.0% and up 2.6%, respectively. During these same period, the U.S. Bureau of Economic Analysis reports that U.S. real gross domestic product growth was 4.6% and 3.0%, respectively. Our results of operations could be negatively impacted if radio revenue performance in the markets in which our radio stations operate continues to lag general United States economic growth.

We may lose audience share and advertising revenue to competing radio stations or other types of media.

The radio broadcasting industry is highly competitive. Our radio stations compete for audiences and advertising revenue with other radio stations and station groups, as well as with other media. Shifts in population, demographics, audience tastes, consumer use of technology and forms of media and other factors beyond our control could cause us to lose market share. Any adverse change in our radio stations’ market, or adverse change in the relative market positions of our stations, could have a material adverse effect on our revenue or ratings, could require increased promotion or other expenses in that market, and could adversely affect our revenue. Other radio broadcasting companies may enter the market in which we operate or markets in which we may operate in the future. These companies may be larger and have more financial resources than we have. Our radio stations may not be able to maintain or increase their current audience ratings and advertising revenue in the face of such competition.

        MediaCo expects to continue to routinely conduct market research to review the competitive position of our stations in the market. If we determine that a station could improve its operating performance by serving a different demographic, we may change the format of that station. Our competitors may respond to our actions by more aggressive promotions of their stations or by replacing the format we vacate, limiting our options if we do not achieve expected results with our new format.

From time to time, other stations may change their format or programming, a new station may adopt a format to compete directly with our stations for audiences and advertisers, or stations might engage in aggressive promotional campaigns. These tactics could result in lower ratings and advertising revenue or increased promotion and other expenses and, consequently, lower earnings and cash flow for us. Any failure by us to respond, or to respond as quickly as our competitors, could also have an adverse effect on our business and financial performance.

Because of the competitive factors we face, we cannot assure investors that we will be able to maintain or increase our current audience ratings and advertising revenue.

Our radio operations are heavily concentrated in the New York market.

Our radio operations are located exclusively in the New York City Metro area. Since our radio stations’ revenues are concentrated in this market, an economic downturn, increased competition or another significant negative event in the New York City market could reduce our revenues more dramatically than other companies that do not depend as much on this market, which could have a material and adverse effect on our financial condition and results of operations.

Our radio operations lack the scale of some of our competitors.

MediaCo's only radio stations are two stations in New York. Some of our competitors in this market have larger clusters of radio stations. Our competitors may be able to leverage their market share to extract a greater percentage of available advertising revenues in this market and may be able to realize operating efficiencies by programming multiple stations in the market. Also, given our reliance on urban formats in New York, our financial condition and results of operations could be materially and adversely affected by additional urban format competition by our competitors.

Our operations may be adversely affected by the occurrence of a pandemic.

We hold a number of events, most notably Summer Jam in June of each year, in which large numbers of people are in close proximity. If we were required to postpone or cancel Summer Jam, which may occur as a result of the on-going COVID-19 outbreak, or if people were unwilling to attend such an event due to contagion risk and our ticket sales declined precipitously, it would have a material adverse effect on our financial results. Furthermore, we are already beginning to feel the adverse impact of the COVID-19 outbreak, with certain advertisers cancelling their orders and an overall reduction in new advertising orders. If economic activity continues to slow as a result of a pandemic, our financial results would continue to be negatively affected.

We depend upon Emmis’ management to operate our radio stations and expect to do so for the foreseeable future.

We entered into a management agreement (the “Management Agreement”) with EOC. Pursuant to this Management Agreement, EOC is responsible for substantially all of the operations and management of our radio stations for a fee. As such, we are dependent on the reliability and effectiveness of Emmis' management, and cannot guarantee that their officers and employees will be sufficient in number or will have the necessary capability for their assigned roles, particularly with Emmis personnel who, for the first time, have responsibility for running two public companies at the same time.

We can make no assurances that we will be able to continue to receive such services from Emmis on a long-term basis on acceptable terms or at all. We would be materially adversely affected if Emmis becomes unable or unwilling to continue providing services for our benefit at the level of quality and at the cost provided in the Management Agreement. If we were required to employ a management company other than EOC, we cannot offer any assurances that the terms of such Management Agreement would be on terms as favorable to the Company in the long term.

In our outdoor advertising markets, we face competition from larger and more diversified outdoor advertisers and other forms of advertising.

While we enjoy a significant market share in our outdoor advertising markets, we face competition from other outdoor advertisers and other media in these markets. Although we are one of the largest companies focusing exclusively on outdoor advertising in our outdoor advertising markets, we compete in these markets against larger companies with diversified operations, such as television, radio and other broadcast media. These diversified competitors have the advantage of cross-selling complementary advertising products to advertisers.

We also compete against an increasing variety of out-of-home advertising media, such as advertising displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets, and on taxis, trains and buses. To a lesser extent, we also face competition from other forms of media, including radio, newspapers, direct mail advertising, telephone directories and the Internet. We may be unable to compete against these forms of advertising competition in the future, and the competitive pressures that we face could adversely affect our profitability or financial performance.

Outdoor advertising is subject to expansive federal, state and local regulation, which could negatively affect our operations and financial results.

Outdoor advertising is subject to governmental regulation at the federal, state and local levels. Regulations generally restrict the size, spacing, lighting and other aspects of advertising structures and pose a significant barrier to entry and expansion in many markets.

Federal law, principally the Highway Beautification Act of 1965, or the HBA, regulates outdoor advertising on Federal—Aid Primary, Interstate and National Highway Systems roads. The HBA requires states, through the adoption of individual Federal/State Agreements, to “effectively control” outdoor advertising along these roads, and mandates a state compliance program and state standards regarding size, spacing and lighting. These state standards, or their local and municipal equivalents, may be modified over time in response to legal challenges or otherwise, which may have an adverse effect on our business. All states have passed billboard control statutes and regulations at least as restrictive as the federal requirements, including laws requiring the removal of illegal signs at the owner’s expense (and without compensation from the state). Additionally, some existing regulations restrict or prohibit digital billboards and similar types of digital displays. Digital billboards have been developed and introduced relatively recently into the market on a large scale; however, existing regulations that currently do not apply to them by their terms could be revised or new regulations could be enacted to impose greater restrictions. These regulations may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety. The introduction of new, or the expansion of existing, regulations by federal, state or local governments may impose undue restrictions or burdens on our outdoor advertising business and could materially harm our outdoor advertising operations and financial results.

We are a "controlled company" within the meaning of the Nasdaq listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Investors in our Class A common stock will not have the same protections afforded to shareholders of companies that are subject to such requirements.

As of March 9, 2020, SG Broadcasting controls approximately 96.98% of the outstanding voting interests of MediaCo through its ownership of MediaCo Class B common stock. Because of the voting power of SG Broadcasting, we are considered a "controlled company" for purposes of Nasdaq requirements. As such, we are exempt from certain corporate governance requirements of Nasdaq, including the requirements that (i) a majority of the board of directors consist of independent directors, (ii) we have a Nominating and Corporate Governance Committee that is composed entirely of independent directors and (iii) we have a Compensation Committee that is composed entirely of independent directors. Currently, MediaCo does have a majority of independent directors, and the Compensation Committee does consist entirely of independent directors, however, we do not have a Nominating and Corporate Governance Committee. MediaCo could chose to take advantage of the exemptions relating to the board and the Compensation Committee. Accordingly, investors in our Class A common stock would not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq's corporate governance requirements.

We must respond to the rapid changes in technology, services and standards that characterize our industry in order to remain competitive, and changes in technology may increase the risk of material intellectual property infringement claims.

The radio broadcasting industry is subject to rapid technological changes, evolving industry standards and the emergence of competition from new technologies and services. We cannot assure that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Various media technologies and services that have been developed or introduced include:

•	satellite-delivered digital audio radio service, which has resulted in subscriber-based satellite radio services with numerous niche formats;

•	audio programming by cable systems, direct-broadcast satellite systems, Internet content providers and other digital audio broadcast formats, including podcasts;

•	personal digital audio devices;

•	HD Radio®, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	low-power FM radio, which could result in additional FM radio broadcast outlets, including additional low-power FM radio signals authorized in December 2010 under the Local Community Radio Act.

New media has resulted in fragmentation in the radio broadcasting advertising market, but we cannot predict the impact that additional competition arising from new technologies may have on the radio broadcasting industry or on our financial condition and results of operations.

A number of automakers are introducing more advanced, interactive dashboard technology including the introduction of technologies like Apple CarPlay and Google Android Auto that enable vehicle entertainment systems to more easily interface with a consumer’s smartphone and include alternative audio entertainment options.

Programmatic buying, which enables an advertiser to purchase advertising inventory through an exchange or other service and bypass the traditional personal sales relationship, has become widely adopted in the purchase of digital advertising and is an emerging trend in the radio industry. We cannot predict the impact programmatic buying may have on the radio industry or our financial condition and results of operations.

Additionally, technological advancements in the operation of radio stations and related businesses have increased the number of patent and other intellectual property infringement claims brought against broadcasters, including MediaCo. While MediaCo has not historically been subject to material patent and other intellectual property claims and takes certain steps to limit the likelihood of, and exposure to, such claims, no assurance can be given that material claims will not be asserted in the future.

Our business depends heavily on maintaining our licenses with the FCC. We could be prevented from operating a radio station if we fail to maintain its license.

The radio broadcasting industry is subject to extensive and changing regulation. The Communications Act and FCC rules and policies require FCC approval for transfers of control and assignments of FCC licenses. The filing of petitions or complaints against FCC licensees could result in the FCC delaying the grant of, or refusing to grant, its consent to the assignment of licenses to or from an FCC licensee or the transfer of control of an FCC licensee. In certain circumstances, the Communications Act and FCC rules and policies will operate to impose limitations on alien ownership and voting of our common stock. There can be no assurance that there will be no changes in the current regulatory scheme, the imposition of additional regulations or the creation of new regulatory agencies, which changes could restrict or curtail our ability to acquire, operate and dispose of stations or, in general, to compete profitably with other operators of radio and other media properties.

Each of our radio stations operates pursuant to one or more licenses issued by the FCC. Under FCC rules, radio licenses are granted for a term of eight years. Our licenses expire in June 2022. Although we will apply to renew these licenses, third parties could challenge our renewal applications. While we are not aware of facts or circumstances that would prevent us from having our current licenses renewed, there can be no assurance that the licenses will be renewed or that renewals will not include conditions or qualifications that could adversely affect our business and operations. Failure to obtain the renewal of any of our broadcast licenses would likely have a material adverse effect on our business and operations. In addition, if we or any of our officers, directors or significant stockholders materially violates the FCC’s rules and regulations or the Communications Act, is convicted of a felony or is found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the FCC may, in response to a petition from a third party or on its own initiative, in its discretion, commence a proceeding to impose sanctions upon us which could involve the imposition of monetary fines, the revocation of our broadcast licenses or other sanctions. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the applicable radio station only after we had exhausted all rights to administrative and judicial review without success.

We disseminate large amounts of content to the public. An ill-conceived or mistimed on-air statement or social media post could have a material adverse effect on our business.

The FCC’s rules prohibit the broadcast of obscene material at any time and prohibit indecent material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition on the broadcast of indecent material because of the FCC’s broad definition of such material, coupled with the spontaneity of live programming.

Congress has dramatically increased the penalties for broadcasting obscene, indecent or profane programming and broadcasters can potentially face license revocation, renewal or qualification proceedings in the event that they broadcast indecent material. In addition, the FCC’s heightened focus on indecency, against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations. As a result of these developments, we have implemented certain measures that are designed to reduce the risk of broadcasting indecent material in violation of the FCC’s rules. These and other future modifications to our programming in an effort to reduce the risk of indecency violations could have an adverse effect on our competitive position.

Even statements or social media posts that do not violate the FCC’s indecency rules could offend our audiences and advertisers or infringe the rights of third parties, resulting in a decline in ratings, a loss in revenues, a challenge to our broadcast licenses, or extended litigation. While we maintain insurance covering some of these risks, others are effectively uninsurable and could have a material adverse effect on our financial condition and results of operations.

Changes in current Federal regulations could adversely affect or business operations

Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies that could, directly or indirectly, affect the profitability of our broadcast stations. In particular, Congress is considering a revocation of radio's exemption from paying royalties to performing artists for use of their recordings (radio already pays a royalty to songwriters). A requirement to pay additional royalties could have a material and adverse effect on our financial condition and results of operations.

Our business strategy and our ability to operate profitably depend on the continued services of our key employees, the loss of whom could have a material adverse effect on our business.

Our success depends in large part upon the leadership and performance our radio and outdoor management teams and other key personnel, many of whom will initially continue to be employed by Emmis under the terms of the Employee Leasing Agreement. Operating as an independent public company demands a significant amount of time and effort from our management and other personnel and may give rise to increased turnover. If we lose the services of members of our management team or other key personnel, we may not be able to successfully manage our business or achieve our business objectives.

We need to continue to attract and retain qualified key personnel in a highly competitive environment. Our ability to attract, recruit and retain such talent will depend on a number of factors, including the hiring practices of our competitors, the performance of our developing business programs, our compensation and benefits, and economic conditions affecting our industry generally. Our radio stations' personnel includes several on-air personalities and hosts of syndicated radio programs with large and loyal audiences in their respective broadcast areas. These on-air personalities are sometimes significantly responsible for the ranking of a station and, thus, the ability of the station to sell advertising. Such on-air personalities or other key individuals may not remain with our radio stations and we may not retain their audiences, which could affect our competitive position. If we cannot effectively hire and retain qualified employees, our business, prospects, financial condition and results of operations could suffer.

Impairment losses related to our intangible assets could reduce our stations’ earnings in the future.

As of December 31, 2019, our FCC licenses comprised 38% of our total assets. We did not record any impairment charges during the year ended February 28, 2019 or the ten-month period ended December 31, 2019. However, if events occur or circumstances change, or even if radio valuations trend downward, the fair value of our FCC licenses might fall below the amount reflected on our balance sheet, and we may be required to recognize impairment charges in our statement of operations, which may be material, in future periods.

Our operating results have been and may again be adversely affected by acts of war, a global health crisis, terrorism and natural catastrophes.

Acts of war and terrorism against the United States, and the country’s response to such acts, may negatively affect the U.S. advertising market, which could cause our advertising revenues to decline due to advertising cancellations, delays or defaults in payment for advertising time, and other factors. In addition, these events may have other negative effects on our business, the nature and duration of which we cannot predict.

For example, after the September 11, 2001 terrorist attacks, we decided that the public interest would be best served by the presentation of continuous commercial-free coverage of the unfolding events on our stations. This temporary policy had a material adverse effect on our advertising revenues and operating results for the month of September 2001. Future events like those of September 11, 2001, or the evolving COVID-19 situation, may cause us to adopt similar policies, which could have a material adverse effect on our advertising revenues and operating results.

Additionally, the attacks on the World Trade Center on September 11, 2001 resulted in the destruction of the transmitter facilities that were located there. Although we had no transmitter facilities located at the World Trade Center, broadcasters that had facilities located in the destroyed buildings experienced temporary disruptions in their ability to broadcast. Since we tend to locate transmission facilities for stations serving urban areas on tall buildings or other significant structures, such as the Empire State Building in New York, further terrorist attacks or other disasters could cause similar disruptions in our broadcasts in the areas affected. If these disruptions occur, we may not be able to locate adequate replacement facilities in a cost-effective or timely manner or at all. Failure to remedy disruptions caused by terrorist attacks or other disasters and any resulting degradation in signal coverage could have a material adverse effect on our business and results of operations.

Similarly, hurricanes, floods, tornadoes, earthquakes, wild fires and other natural disasters can have a material adverse effect on our operations in any given market. While we generally carry insurance covering such catastrophes, we cannot be sure that the proceeds from such insurance will be sufficient to offset the costs of rebuilding or repairing our property or the lost income.

Our business is dependent upon the proper functioning of our internal business processes and information systems and modification or interruption of such systems may disrupt our business, processes and internal controls.

The proper functioning of our internal business processes and information systems is critical to the efficient operation and management of our business. If these information technology systems fail or are interrupted, our operations may be adversely affected and operating results could be harmed. Our business processes and information systems need to be sufficiently scalable to adapt to the size of our business and may require modifications or upgrades that expose us to a number of operational risks. Our information technology systems, and those of third party providers, may also be vulnerable to damage or disruption caused by circumstances beyond our control. These include catastrophic events, power anomalies or outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic intrusions, unauthorized access and cyber-attacks. Any material disruption, malfunction or similar challenges with our business processes or information systems, or disruptions or challenges relating to the transition to new processes, systems or providers, could have a material adverse effect on our financial condition and results of operations.

We may not be successful in identifying any additional suitable acquisition or investment opportunities.

As part of our business strategy, we may pursue acquisitions or other investment opportunities. However, there is no assurance that we will be successful in identifying or consummating any suitable acquisitions and certain acquisition opportunities may be limited or prohibited by applicable regulatory regimes. Even if we do complete acquisitions or business combinations, there is no assurance that any of them will be of value in enhancing our business or our financial condition. In addition, our ongoing activities could divert a substantial amount of our management time and may be difficult for us to integrate, which could adversely affect management's ability to identify and consummate other investment opportunities. The failure to identify or successfully integrate future acquisitions and investment opportunities could have a material adverse effect on our results of operations and financial condition.

Because we face significant competition for acquisition and investment opportunities, it may be difficult for us to fully execute our business strategy. We expect to encounter intense competition for acquisition and investment opportunities from both strategic investors and other potential competitors, such as private investors (which may be individuals or investment partnerships), blank check companies, and other entities, domestic and international, competing for the type of businesses that we may intend to acquire. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, or greater access to capital, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. These factors may place us at a competitive disadvantage in successfully completing future acquisitions and investments.

In addition, while we believe that there are numerous target businesses that we could potentially acquire or invest in, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing acquisition and investment opportunities.

Future acquisitions or investments could involve unknown risks that could harm our business and adversely affect our financial condition.

We may make acquisitions in a variety of industries and market sectors. Future acquisitions that we consummate will involve unknown risks, some of which will be particular to the industry in which the acquisition target operates. We may be unable to adequately address the financial, legal and operational risks raised by such acquisitions, especially if we are unfamiliar with the industry in which we invest. The realization of any unknown risks could prevent or limit us from realizing the projected benefits of the acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition and results of operations will be subject to the specific risks applicable to any company in which we invest.

Risks Related to our Indebtedness:

Our substantial indebtedness could adversely affect our financial health.

We have a significant amount of indebtedness. As of March 27, 2020, our total indebtedness was $89.0 million, consisting of $72.7 million under our senior credit facility, $5.0 million of notes payable to Emmis, and $11.3 million of notes payable to SG Broadcasting. Our substantial indebtedness could have important consequences to investors. For example, it could:

o
•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;
•	increase our vulnerability to generally adverse economic and industry conditions;
•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	result in higher interest expense in the event of increases in interest rates because our debt is at variable rates of interest;
•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;
•	place us at a competitive disadvantage compared to some of our competitors that have less debt; and
•	limit, along with the financial and other restrictive covenants in our credit agreements, our ability to borrow additional funds or make acquisitions.

If we cannot continue to comply with the financial covenants in our debt instruments, or obtain waivers or other relief from our lenders, we may default, which could result in loss of our sources of liquidity and acceleration of our indebtedness.

We have a substantial amount of indebtedness, and the instruments governing such indebtedness contain restrictive financial covenants. Our ability to comply with the covenants in our debt instruments will depend upon our future performance and various other factors, such as business, competitive, technological, legislative and regulatory factors, some of which are beyond our control. We may not be able to maintain compliance with all of these covenants. In that event, we would need to seek an amendment to our debt instruments, or would need to refinance our debt instruments. There can be no assurance that we can obtain future amendments or waivers of our debt instruments, or refinance our debt instruments and, even if so, it is likely that such relief would only last for a specified period, potentially necessitating additional amendments, waivers or refinancings in the future. In the event that we do not maintain compliance with the covenants under our debt instruments, the lenders could declare an event of default, subject to applicable notice and cure provisions, resulting in a material adverse impact on our financial position. Upon the occurrence of an event of default under our debt instruments, the lenders could elect to declare all amounts outstanding under our credit agreements to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders accelerate the repayment of borrowings, we may be forced to liquidate certain assets to repay all or part of our debt instruments, and we cannot be assured that sufficient assets will remain for us to continue our business operations after we have paid all of the borrowings under our debt instruments. Our ability to liquidate assets is affected by the regulatory restrictions associated with radio stations, including FCC licensing, which may make the market for these assets less liquid and increase the chances that these assets will be liquidated at a significant loss.

The terms of any future indebtedness may restrict our current and future operations, particularly our ability to respond to changes in market conditions or to take some actions.

Any future long-term debt instruments may impose significant operating and financial restrictions on us. These restrictions will likely significantly limit or prohibit, among other things, our ability to incur additional indebtedness, pay dividends on securities, incur liens, enter into asset purchase or sale transactions, merge or consolidate with another company, dispose of our assets or make certain other payments or investments.

        These restrictions may limit our ability to grow our business through acquisitions and could limit our ability to respond to market conditions or meet extraordinary capital needs. They also could restrict our corporate activities in other ways and could adversely affect our ability to finance our future operations or capital needs.

To service our indebtedness and other obligations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

 Our current credit agreement requires, and any future long-term debt agreements will likely require, us to pay periodic interest and principal payments during the term of such indebtedness. Our ability to make payments on indebtedness and to fund capital expenditures will depend on our ability to generate cash in the future. This ability to generate cash, to a certain extent, will be subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our businesses might not generate sufficient cash flow from operations. We might not be able to complete future offerings, and future borrowings might not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Risks Related to our Common Stock:

SG Broadcasting possesses significant voting interest with respect to our outstanding common stock, which limits the influence on corporate matters by a holder of MediaCo Class A common stock.

 As of March 9, 2020, SG Broadcasting holds approximately 96.98% of the voting interests of our outstanding common stock on a fully diluted basis. Accordingly, SG Broadcasting has the ability to significantly influence our management and affairs through the election and removal of our board of directors and all other matters requiring shareholder approval unless a separate vote of the MediaCo Class A common stock is required by our articles of incorporation or Indiana law, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated voting interest could also discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control limits the practical effect of the influence by holders of MediaCo Class A common stock over our business and affairs, through any shareholder vote or otherwise. Accordingly, the effects of any of the above could depress the price of MediaCo Class A common stock.

Standard General’s and Emmis’ interests may conflict with those of other shareholders.

SG Broadcasting, a company wholly owned by funds managed by Standard General, beneficially owns shares representing approximately 96.98% of the outstanding combined voting power of all classes of our common stock. Therefore, SG Broadcasting is in a position to exercise substantial influence over the outcome of most matters submitted to a vote of our shareholders, including the election of a majority of our directors, the determination to engage in a merger, acquisition or disposition of a material amount of assets, or otherwise.

Additionally, other than with respect to the Emmis Promissory Note which will be convertible into MediaCo Class A common stock after May 25, 2020, Emmis no longer holds any material amount of common stock of MediaCo after distribution to Emmis’ shareholders on January 17, 2020, and its officers will be serving as the initial MediaCo Class A Directors. These officers will initially be shareholders of MediaCo, but no assurance can be given that they will retain their ownership of MediaCo shares. Further, during the term of the Management Agreement or so long as amounts remain outstanding under Emmis’ Promissory Note, MediaCo's board of directors is obligated to nominate as MediaCo Class A Directors only persons specified by Emmis. Under Indiana law, directors of MediaCo may, in considering the best interests of the Company, consider the effects of any action on shareholders, employees, suppliers, and customers of the Company, and communities in which offices or other facilities of the Company are located, and any other factors the directors consider pertinent.

MediaCo Class A common stock may cease to be listed on Nasdaq.

MediaCo’s Class A common stock is listed on Nasdaq under the ticker symbol "MDIA". We may not be able to meet the continued listing requirements of Nasdaq, which require, among other things, a minimum closing price of MediaCo Class A common stock, a minimum market capitalization and minimum shareholders' equity. If we are unable to satisfy the requirements of Nasdaq for continued listing, MediaCo Class A common stock would be subject to delisting from that market, and we might or might not be eligible to list our shares on another market.

        A delisting of MediaCo Class A common stock from Nasdaq could negatively impact us by, among other things, reducing the liquidity and market price of MediaCo Class A common stock. There can be no assurance that we will be able to comply with Nasdaq's continued listing requirements.

Our By-Laws designate the Circuit or Superior Courts of Marion County, Indiana, or the United States District Court for the Southern District of Indiana in a case of pendant jurisdiction, as the exclusive forum for certain litigation that may be initiated by holders of shares of MediaCo, which would discourage lawsuits against us and our director and officers.

Pursuant to our By-laws, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, a Circuit or Superior Court of Marion County Indiana, or the United States District Court for the Southern District of Indiana in a case of pendent jurisdiction, shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee or agent of MediaCo to the Company or the holders of shares MediaCo, (iii) any action asserting a claim arising pursuant to any provision of the Indiana Business Corporation Law (the "IBCL"), the Articles of Incorporation or the By-laws or (iv) any action asserting a claim governed by the internal affairs doctrine, in each case subject to said court having personal jurisdiction over the indispensable parties named as defendants therein. Though Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, the Company intends for this forum selection provision to apply to the fullest extent permitted by law, including to actions or claims arising under the Securities Act. While holders of shares of MediaCo cannot waive compliance with the federal securities laws and the rules and regulations thereunder, and therefore the forum selection provision does not apply to claims arising under the Exchange Act or the rules and regulations thereunder, this forum selection provision may limit the ability of holders of shares of MediaCo to bring a claim arising in other instances in a judicial forum that such shareholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against the Company and/or our directors and officers. Alternatively, if a court outside of the State of Indiana were to find this forum selection provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or claims described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could harm our business, prospects, financial condition and results of operations.

We are an “emerging growth company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, MediaCo Class A common stock may be less attractive to investors for so long as we remain an emerging growth company.

We are an "emerging growth company," as defined in the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are afforded to emerging growth companies, including, but not limited to, exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find MediaCo Class A common stock less attractive because we intend to rely on these exemptions. If some investors find MediaCo Class A common stock less attractive as a result, there may be a less active trading market for MediaCo Class A common stock and its stock price may be lower or more volatile as a result. We may take advantage of these exemptions until we no longer qualify as an emerging growth company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

 The types of properties required to support our radio stations include offices, studios and transmitter/antenna sites. We lease our studio and office spaces. Our stations' studios are housed within its offices in Manhattan. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We lease primary and backup transmitter/antenna sites for WQHT and WBLS in Manhattan. With regard to WBLS, we lease an additional backup transmitter/antenna site in Lyndhurst, New Jersey from WLIB Tower LLC, an Indiana corporation and subsidiary of Emmis ("WLIB") pursuant to a transmitter/antenna site lease. The transmitter/antenna site lease is for an initial term of 20 years, with two automatic renewal periods of 10 years each, unless MediaCo provides notice to WLIB of its intention to not renew the lease for an additional term. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station's FCC license. In general, we do not anticipate difficulties in renewing the transmitter/antenna site leases or in leasing additional space or sites if required.

Our outdoor advertising business requires advertising structures which we construct and own, as well as small parcels of land on which we place them. These parcels of land are either owned, leased or subject to easements. As of December 31, 2019 we have approximately 1,290 leases in place. We have regional management offices in Valdosta, Georgia and Hagerhill, Kentucky, which we lease.

Our principal executive offices are located at 40 Monument Circle, Suite 700, Indianapolis, Indiana 46204, in approximately 115,000 square feet of office space owned by Emmis and which we share with Emmis during the term of the Management Agreement. We do not pay any rent to Emmis as our shared use of these offices is covered by the terms of the Management Agreement.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings at this time. From time to time, we may be subject to various legal proceedings and claims, which may have a material adverse effect on our financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION FOR OUR COMMON STOCK

MediaCo’s Class A common stock is quoted on the Nasdaq Capital Market under the symbol MDIA. There is no established public trading market for MediaCo’ Class B common stock or Series A convertible preferred stock.

HOLDERS

At March 9, 2020, there were 2,201 beneficial holders of the Class A common stock, and there was one beneficial holder of the Class B common stock.

DIVIDENDS

MediaCo currently intends to retain future earnings for use in its business and has no plans to pay any dividends on shares of its common stock in the foreseeable future. MediaCo’s senior credit agreement sets forth certain restrictions on our ability to pay dividends. See Note 5 to the accompanying consolidated and combined financial statements for more discussion of the revolving credit agreement.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2019, MediaCo had no securities authorized for issuance pursuant to an equity compensation plan.

UNREGISTERED SALES OF EQUITY SECURITIES

In connection with the Transaction, on November 25, 2019, the Company issued 1,666,667 shares of MediaCo Class A common stock to Emmis as partial consideration for the transfer of the Stations and the related assets and liabilities to MediaCo and issued 5,359,753 shares of MediaCo Class B common stock to SG Broadcasting in exchange for an initial capital contribution of $41.5 million, the proceeds of which were used to fund a portion of the consideration owed to Emmis in exchange for the Stations and the related assets and liabilities. These issuances of shares were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”). This issuance was not a “public offering” because no more than 35 non-accredited investors received securities of the Company, the Company did not engage in general solicitation or advertising with regard to the issuance and sale of shares of MediaCo Class A and Class B common stock and the Company did not make a public offering in connection with the sale of shares of MediaCo Class A and Class B common stock.

On December 13, 2019, the Company issued 220,000 shares of MediaCo Series A Preferred Shares to SG Broadcasting in exchange for $22.0 million, the proceeds of which were used to fund a portion of the purchase price of the Fairway Acquisition. This issuance of shares was issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) under the Securities Act. This issuance was not a “public offering” because no more than 35 non-accredited investors received securities of the Company, the Company did not engage in general solicitation or advertising with regard to the issuance and sale of shares of MediaCo Series A Preferred Shares and the Company did not make a public offering in connection with the sale of shares of MediaCo Series A Preferred Shares. At any time on or after May 25, 2020, at the option of the holder, each share of MediaCo Series A Preferred Shares will be convertible, without the payment of additional consideration, into such number of MediaCo Class A common stock as determined by dividing (x) the original purchase price plus any accrued dividends by (y) the thirty day volume-weighted average price of the MediaCo Class A common stock as of the conversion date.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion pertains to MediaCo Holding Inc. and its subsidiaries (collectively, “MediaCo” or the “Company”).

We own and operate two radio stations located in New York City and outdoor advertising businesses geographically focused in Southern Georgia and Eastern Kentucky. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent approximately two-thirds of our consolidated revenues. These rates are in large part based on our radio stations’ ability to attract audiences in demographic groups targeted by their advertisers and the number of persons exposed to our billboards. The Nielsen Company generally measures radio station ratings weekly for markets measured by the Portable People Meter™, which includes all of our radio stations. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research, advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.

Our revenues vary throughout the year. Revenue and operating income are usually lowest in the first calendar quarter for both our radio and outdoor advertising segments, partly because retailers cut back their advertising spending immediately following the holiday shopping season.

In addition to the sale of advertising time for cash, stations typically exchange advertising time for goods or services, which can be used by the station in its business operations. These barter transactions are recorded at the estimated fair value of the product or service received. We generally confine the use of such trade transactions to promotional items or services for which we would otherwise have paid cash. In addition, it is our general policy not to preempt advertising spots paid for in cash with advertising spots paid for in trade.

The following table summarizes the sources of our revenues for the year ended February 28, 2019 and the ten-month period ended December 31, 2019. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues related to network revenues and barter.

	Year Ended February 28, 2019		Ten Months Ended December 31, 2019
Net revenues:
Local	$24,539	56.9%	$20,914	51.3%
National	3,799	8.8%	3,912	9.6%
Political	559	1.3%	—	0.0%
Non Traditional	7,024	16.3%	8,166	20.0%
Digital	2,756	6.4%	3,018	7.4%
Outdoor Advertising	—	0.0%	759	1.9%
Other	4,414	10.3%	4,031	9.8%
Total net revenues	$43,091		$40,800

A significant portion of our expenses varies in connection with changes in revenue. These variable expenses primarily relate to costs in our sales department, such as salaries, commissions and bad debt. Our costs that do not vary as much in relation to revenue are mostly in our programming and general and administrative departments, such as talent costs, syndicated programming fees, utilities, billboard site lease fees, office expenses and salaries. Lastly, our costs that are highly discretionary are costs in our marketing and promotions department, which we primarily incur to maintain and/or increase our audience and market share.

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

Along with the rest of the radio industry, our stations have deployed HD Radio®. HD Radio offers listeners advantages over standard analog broadcasts, including improved sound quality and additional digital channels. In addition to offering secondary channels, the HD Radio spectrum allows broadcasters to transmit other forms of data. We are participating in a joint venture with other broadcasters to provide the bandwidth that a third party uses to transmit location-based data to hand-held and in-car navigation devices. The number of radio receivers incorporating HD Radio has increased in the past year, particularly in new automobiles. It is unclear what impact HD Radio will have on the markets in which we operate.

The Company has also aggressively worked to harness the power of broadband and mobile media distribution in the development of emerging business opportunities by developing highly interactive websites with content that engages our listeners, deploying mobile applications and streaming our content, and harnessing the power of digital video on our websites and YouTube channels.

The results of our radio operations are solely dependent on the results of our stations in the New York market. Some of our competitors that operate larger station clusters in the New York market are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were down 2.0% for the twelve months ended February 28, 2019, but up 2.6% for the ten months ended December 31, 2019, as compared to the same period of the prior year. During these periods, revenues for our New York cluster were down 3.4% and up 9.5%, respectively. Our underperformance in the twelve months ended February 28, 2019 was largely attributable to lower ticket sales revenue for our largest concert, Summer Jam. Poor weather on the day of the concert in June 2018 negatively impacted ticket sales. However, our outperformance in the ten months ended December 31, 2019 was principally due to record-setting ticket sales associated with the concert in June 2019.

As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, MediaCo’s long-term debt agreements substantially limit our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so.

The Company has been actively monitoring the COVID-19 situation and its impact globally, as well as domestically and in the markets we serve. Our priority has been the safety of our employees and those employees that we lease from EOC, as well as the informational needs of the communities that we serve. Through the first quarter of 2020, the disease became widespread around the world, and on March 11, 2020, the World Health Organization declared a pandemic. In an effort to mitigate the continued spread of COVID-19, federal, state and local governments, including New York Governor Andrew Cuomo, have mandated various restrictions, including travel restrictions, restrictions on non-essential businesses and services, restrictions on public gatherings and quarantining of people who may have been exposed to the virus. As a consequence of outbreaks of COVID-19, the current and any future responses by federal, state and local governments, and any general desire by the public to avoid large gatherings, it is likely that we will see a decline in attendance at our live events or such events could also be postponed or cancelled as a precautionary measure. Furthermore, if the resulting downturn of the United States economy continues or worsens, we may see a decline in advertising revenue generated by our radio broadcasting and outdoor advertising businesses. While it is still too early to estimate the effect that the spread of COVID-19 will have on our results of operations, if the spread of COVID-19 continues and public and private entities continue to implement restrictive measures, we could experience a material adverse effect on our business, results of operations, financial condition and cash flows.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that encompass significant judgments and uncertainties, and potentially derive materially different results under different assumptions and conditions. We believe that our critical accounting policies are those described below.

Revenue Recognition

Broadcasting revenue is recognized as advertisements are aired and outdoor revenue is recognized over the life of the applicable lease of each billboard. Both broadcasting revenue and outdoor revenue recognition is subject to meeting certain conditions such as persuasive evidence that an arrangement exists and collection is reasonably assured. These criteria are generally met at the time the advertisement is aired for broadcasting revenue or displayed for outdoor revenue. Broadcasting advertising revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees, usually at a rate of 15% of gross revenues.

FCC Licenses

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of December 31, 2019, we have recorded approximately $63.3 million in FCC licenses, which represents approximately 38% of our total assets.

In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future. We consider our FCC licenses to be indefinite-lived intangibles.

We do not amortize indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired. When evaluating our radio broadcasting licenses for impairment, the testing is performed at the unit of accounting level as determined by Accounting Standards Codification (“ASC”) Topic 350-30-35. In our case, radio stations in a geographic market cluster are considered a single unit of accounting.

In the ten-month period ended December 31, 2019, we completed our annual impairment test on November 25, 2019, the date the stations were transferred by Emmis. Going forward we will complete our annual impairment tests on October 1 of each year and perform additional interim impairment testing whenever triggering events suggest such testing is warranted.

Valuation of Indefinite-lived Broadcasting Licenses

Fair value of our FCC licenses is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine the fair value of our FCC licenses, the Company considered both income and market valuation methods when it performed its impairment tests. Under the income method, the Company projects cash flows that would be generated by each of its units of accounting assuming the unit of accounting was commencing operations in its respective market at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC license. The Company assumes the competitive situation that exists in each market remains unchanged, with the exception that its unit of accounting commenced operations at the beginning of the valuation period. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license. Major assumptions involved in this analysis include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share and discount rate. Each of these assumptions may change in the future based upon changes in general economic conditions, audience behavior, consummated transactions, and numerous other variables that may be beyond our control. The projections incorporated into our license valuations take current economic conditions into consideration. Under the market method, the Company uses recent sales of comparable radio stations for which the sales value appeared to be concentrated entirely in the value of the license, to arrive at an indication of fair value.

Below are some of the key assumptions used in our income method annual impairment assessments. In recent years, we have reduced long-term growth rates in the New York market in which we operate based on recent industry trends and our expectations for the market going forward.

	December 1, 2018	November 25, 2019
Discount Rate	11.9%	11.9%
Long-term Revenue Growth Rate	0.3%	-0.6%
Mature Market Share	12.9%	9.0%
Operating Profit Margin	38.0%	22.7-26.7%

Valuation of Goodwill

As a result of the Fairway Acquisition, the Company has preliminarily recorded $11.4 million of goodwill. This accounts for all goodwill on the consolidated and combined balance sheets as of December 31, 2019. ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. The Fairway Acquisition closed on December 13, 2019 and all assets acquired and liabilities assumed were valued as of that date, resulting in a preliminary goodwill valuation of $11.4 million. There have been no indicators of impairment that have arisen since that date that would require us to assess the goodwill for impairment. The Company will conduct its impairment test on October 1 of each fiscal year, unless indications of impairment exist during an interim period. The purchase price allocation described in Note 7 is preliminary and subject to adjustment. Any adjustment to the purchase price allocation may directly impact the value of goodwill.

Sensitivity Analysis

Based on the results of our November 25, 2019 annual impairment assessment, the fair value of our broadcasting licenses was approximately $90.3 million, which was in excess of the $63.3 million carrying value by $27 million, or 42.8%. Should our estimates or assumptions worsen, or should negative events or circumstances occur in the units that have limited fair value cushion, additional license impairments may be needed.

	Radio Broadcasting Licenses
	As of November 25, 2019
	(Amounts in thousands)
Unit of Accounting	Carrying Value	Fair Value	Percentage by which fair value exceeds carrying value
WBLS-FM and WQHT-FM	63,266	90,321	42.8%

If we were to assume a 100 basis point change in any of our three key assumptions (a reduction in the long-term revenue growth rate, a reduction in local commercial share or an increase in the discount rate) used to determine the fair value of our broadcasting licenses under the income method on December 1, 2018, fair value of the FCC licenses would still exceed carrying value.

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

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 2019 COMPARED TO TEN MONTHS ENDED DECEMBER 31, 2019

Net revenues:

	For the year ended February 28, 2019	For the ten months ended December 31, 2019	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$43,091	$40,041	$(3,050)	(7.1)%
Outdoor Advertising	—	759	759	N/A
Total net revenues	$43,091	$40,800	$(2,291)	(5.3)%

Radio net revenues decreased because the ten months ended December 31, 2019 contains two fewer months as compared to the year ended February 28, 2019. We typically monitor the performance of our stations against the performance of the New York radio market based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. A summary of market revenue performance and MediaCo’s revenue performance in the New York market for the ten-month period ended December 31, 2019 is presented below:

	For the ten months ended December 31, 2019
	Overall Market	MediaCo
Market	Revenue Performance	Revenue Performance
New York	2.6%	9.5%

Our outperformance as compared to the overall market revenue performance in the ten months ended December 31, 2019 was largely driven by record-setting ticket sales associated with our largest concert, Summer Jam, which occurred in June 2019.

We acquired two outdoor advertising businesses principally located in Southern Georgia and Eastern Kentucky on December 13, 2019, so there are no comparable results in the year ended February 28, 2019.

Operating expenses excluding depreciation and amortization expense:

	For the year ended February 28, 2019	For the ten months ended December 31, 2019	$ Change	% Change
	(As reported, amounts in thousands)
Operating expenses excluding depreciation and amortization expense:
Radio	$33,830	$30,751	$(3,079)	(9.1)%
Outdoor Advertising	—	375	375	N/A
Total operating expenses excluding depreciation and amortization expense	$33,830	$31,126	$(2,704)	(8.0)%

Operating expenses excluding depreciation and amortization expense for our radio division decreased because the ten months ended December 31, 2019 contains two fewer months as compared to the year ended February 28, 2019. We acquired two outdoor advertising businesses principally located in Southern Georgia and Eastern Kentucky on December 13, 2019, so there are no comparable results in the year ended February 28, 2019.

Corporate expenses excluding depreciation and amortization expense:

	For the year ended February 28, 2019	For the ten months ended December 31, 2019	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$—	$4,303	$4,303	N/A

Corporate expenses excluding depreciation and amortization expense for the ten months ended December 31, 2019 mostly relate to transaction fees and expenses associated with the acquisition of two radio stations in New York and two outdoor advertising businesses during the period.

Depreciation and amortization:

	For the year ended February 28, 2019	For the ten months ended December 31, 2019	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$1,318	$980	$(338)	(25.6)%
Outdoor Advertising	—	100	100	N/A
Total depreciation and amortization	$1,318	$1,080	$(238)	(18.1)%

Radio depreciation and amortization expense decreased because the ten months ended December 31, 2019 contains two fewer months as compared to the year ended February 28, 2019. Additionally, a number of assets became fully depreciated during the ten months ended December 31, 2019. We acquired two outdoor advertising businesses principally located in Southern Georgia and Eastern Kentucky on December 13, 2019, so there are no comparable results in the year ended February 28, 2019.

Operating income (loss):

	For the year ended February 28, 2019	For the ten months ended December 31, 2019	$ Change	% Change
	(As reported, amounts in thousands)
Operating income (loss):
Radio	$7,887	$8,310	$423	5.4%
Outdoor Advertising	—	284	284	N/A
Corporate	—	(4,303)	(4,303)	N/A
Total operating income (loss)	$7,887	$4,291	$(3,596)	(45.6)%

Radio operating income increased principally due to improved financial performance of our largest concert, Summer Jam, which occurred in June 2019.

Interest expense:

	For the year ended February 28, 2019	For the ten months ended December 31, 2019	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$—	$(821)	$821	N/A

For the year ended February 28, 2019 there was no interest expense allocated to MediaCo from Emmis in connection with the carved-out financial statements. During the ten-month period ended December 31, 2019, the Company entered into numerous debt instruments to finance SG Broadcasting’s acquisition of a controlling interest in the Company from Emmis in November 2019 and two outdoor advertising businesses in December 2019.

Provision for income taxes:

	For the year ended February 28, 2019	For the ten months ended December 31, 2019	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$2,518	$1,522	$(996)	(39.6)%

Our effective income tax rate was 32% and 44% for the year ended February 28, 2019 and ten months ended December 31, 2019, respectively. Our effective income tax rate increased in the ten months ended December 31, 2019 due to a change in our state income tax rate resulting from the Fairway Acquisition and the application of the new rate to existing deferred tax balances. Our effective income tax rates differ from the statutory rates primarily due to the impact of permanent differences and state income taxes.

Consolidated net income:

	For the year ended February 28, 2019	For the ten months ended December 31, 2019	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$5,369	$1,948	$(3,421)	(63.7)%

The decrease in consolidated net income is principally due to transaction fees and expenses associated with the acquisition of two radio stations in New York and two outdoor advertising businesses during the ten months ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

On November 25, 2019, the Company entered into a $50.0 million, five-year senior secured term loan agreement (the “Senior Credit Facility”) with GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent. The Senior Credit Facility provides for initial borrowings of up to $50.0 million, of which net proceeds of $48.3 million after debt discount of $1.7 million, were paid concurrently to Emmis in connection with SG Broadcasting’s acquisition of a controlling interest in the Company, as well as one tranche of additional borrowings of $25.0 million. The Senior Credit Facility bears interest at a rate equal to the London Interbank Offered Rate ("LIBOR"), plus 7.5%, with a 2.0% LIBOR floor. The Senior Credit Facility requires interest payments on the first business day of each calendar month, and quarterly payments on the principal in an amount equal to one and one quarter percent of the initial aggregate principal amount are due on the last day of each calendar quarter. The Senior Credit Facility includes covenants pertaining to, among other things, the ability to incur indebtedness, restrictions on the payment of dividends, minimum Liquidity (as defined in the Senior Credit Facility) of $2.0 million for the period from the effective date until November 25, 2020, $2.5 million for the period from November 26, 2020 until November 25, 2021, and $3.0 million for the period thereafter, collateral maintenance, minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Senior Credit Facility) of 1.10:1.00, and other customary restrictions. The Company borrowed $23.4 million of the remaining available borrowings to fund the Fairway Acquisition on December 13, 2019. Proceeds received were $22.6 million, net of a debt discount of $0.8 million. The Senior Credit Facility is carried net of a total unamortized discount of $2.4 million at December 31, 2019. On March 27, 2020, the Company amended and restated its Senior Credit Facility, in order to, among other things, (i) reduce the required Consolidated Fixed Charge Coverage Ratio to 1.00x from June 30, 2020 to December 31, 2020, (ii) reduce the minimum Liquidity requirement to $1.0 million through September 30, 2020, (iii) permit equity contributions and loans during calendar year 2020 under the SG Broadcasting Promissory Note, as amended and restated, to count toward Consolidated EBITDA (as defined in the Senior Credit Facility) for purposes of the Consolidated Fixed Charge Coverage Ratio calculation, and (iv) increase the maximum aggregate principal amount issuable under the SG Broadcasting Promissory Note, as amended and restated, to $20.0 million. In connection with this amendment, the Company incurred an amendment fee of approximately $0.2 million, which was added to the principal amount of the Senior Credit Facility then outstanding.

On November 25, 2019, as part of the consideration owed to Emmis in connection with SG Broadcasting’s acquisition of a controlling interest in the Company, the Company issued to Emmis the Emmis Convertible Promissory Note in the amount of $5.0 million. The Emmis Convertible Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, or if no senior credit facility is outstanding, of 6.0%, plus an additional 1.0% on any payment of interest in kind and, without regard to whether the Company pays such interest in kind, an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. Because the Senior Credit Facility prohibits the Company from paying interest in cash on the Emmis Convertible Promissory Note, the Company has been accruing interest since inception using the rate applicable if the interest will be paid in kind. The Emmis Convertible Promissory Note is convertible, in whole or in part, into MediaCo Class A common stock at the option of Emmis beginning six months after issuance and at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion. The Emmis Convertible Promissory Note matures on November 25, 2024.

On November 25, 2019, the Company issued the SG Broadcasting Promissory Note, a subordinated convertible promissory note payable by the Company to SG Broadcasting, in return for which SG Broadcasting contributed to MediaCo $6.3 million for working capital and general corporate purposes. The SG Broadcasting Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, or if no senior credit facility is outstanding, of 6.0%, and an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. The SG Broadcasting Promissory Note matures on May 25, 2025. Additionally, interest under the SG Broadcasting Promissory Note is payable in kind through maturity, and is convertible into MediaCo Class A common stock at the option of SG Broadcasting beginning six months after issuance and at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion. On February 28, 2020, the Company and SG Broadcasting amended and restated the SG Broadcasting Promissory Note such that the maximum aggregate principal amount issuable under the note was increased from $6.3 million to $10.3 million. On March 27, 2020, the Company and SG Broadcasting further amended and restated the SG Broadcasting Promissory Note such that the maximum aggregate principal amount issuable under the note was increased from $10.3 million to $20.0 million.  As of March 27, 2020, SG Broadcasting had loaned $11.3 million to the Company pursuant to the SG Broadcasting Promissory Note, as amended and restated, and is expected to lend additional amounts under the note from time to time.

On December 13, 2019, in connection with the Fairway Acquisition, the Company issued to SG Broadcasting 220,000 shares of MediaCo Series A Convertible Preferred Stock. The MediaCo Series A Convertible Preferred Stock ranks senior in preference to the MediaCo Class A common stock, MediaCo Class B common stock, and the MediaCo Class C common stock. Pursuant to our Articles of Amendment, the ability of the Company to make distributions with respect to, or make a liquidation payment on, any other class of capital stock in the Company designated to be junior to, or on parity with, the MediaCo Series A Convertible Preferred Stock, will be subject to certain restrictions, including that (i) the MediaCo Series A Convertible Preferred Stock shall be entitled to receive the amount of dividends per share that would be payable on the number of whole common shares of the Company into which each share of MediaCo Series A Convertible Preferred Stock could be converted when such conversion becomes active, and (ii) the MediaCo Series A Convertible Preferred Stock, upon any liquidation, dissolution or winding up of the Company, shall be entitled to a preference on the assets of the Company. Issued and outstanding shares of MediaCo Series A Convertible Preferred Stock shall accrue cumulative dividends, payable in kind, at an annual rate equal to the interest rate on any senior credit facility of the Company, or if no senior debt is outstanding, 6.0%, plus additional increases of 1.0% on December 12, 2020 and each anniversary thereof.

As part of the acquisition of SG Broadcasting’s controlling interest in the Company from Emmis on November 25, 2019, Emmis retained the working capital of the stations, but the Company was permitted to collect and use, for a period of nine months, the first $5.0 million of net working capital attributable to the stations as of the closing date. This amount is due to Emmis on the nine month anniversary of the closing date, or August 25, 2020. This right to $5.0 million of retained net working capital was satisfied in January 2020 and used in the operations of the business. MediaCo does not believe it will generate $5.0 million of excess cash from operations by August 25, 2020 to repay this amount to Emmis, but Standard General has guaranteed this payment to Emmis in the event MediaCo is unable to make the payment when due.

SOURCES OF LIQUIDITY

Our primary sources of liquidity are cash provided by operations and cash available through borrowings under the SG Broadcasting Promissory Note. Our primary uses of capital have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements and acquisitions.

At December 31, 2019, we had cash and cash equivalents of $2.1 million and net working capital of ($4.7) million. At February 28, 2019, we had no cash and cash equivalents and net working capital of $5.9 million. The decrease in net working capital is largely due to the fact that Emmis retained the working capital of the stations upon consummation of the Transaction.

The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-K, management believes the Company can meet its liquidity needs through the end of 2020 with cash and cash equivalents on hand, projected cash flows from operations, and reliance on the $5.0 million guarantee by Standard General previously discussed. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of 2020.

Operating Activities

Cash flows provided by operating activities were $3.6 million for the ten months ended December 31, 2019 versus cash flows provided by operating activities of $8.7 million for the year ended February 28, 2019. The decrease in cash flows provided by operating activities was mostly attributable to lower net income in the ten months ended December 31, 2019.

Investing Activities

Cash flows used in investing activities of $43.2 million for the ten months ended December 31, 2019 consisted of $43.1 million used to purchase Fairway Outdoor and $0.1 million used for capital expenditures.

Cash flows used in investing activities of $0.2 million for the year ended February 28, 2019 was attributable to capital expenditures.

Financing Activities

Cash provided by financing activities of $41.7 million for the ten months ended December 31, 2019 primarily consisted of proceeds of debt of $29.4 million and proceeds from the issuance of stock of $22.0 million. This was partially offset by net transactions with Emmis of $6.3 million and payments of debt related costs of $2.5 million.

Cash used in financing activities of $8.5 million for the year ended February 28, 2019 related solely to net transactions with Emmis.

As of December 31, 2019, MediaCo had outstanding $72.5 million of borrowings under the Senior Credit Facility, of which $3.7 million is current. As of December 31, 2019, the borrowing rate under our Senior Credit Facility was 9.5%.

Additionally, MediaCo had $5.0 and $6.3 million of promissory notes outstanding at December 31, 2019 to Emmis and SG Broadcasting, respectively, none of which is current.

The debt service requirements of MediaCo over the next twelve-month period are expected to be $10.6 million related to our Senior Credit Facility ($3.7 million of principal repayments and $6.9 million of interest payments). The Senior Credit Facility bears interest at a variable rate. The Company estimates interest payments by using the amounts outstanding as of December 31, 2019 and then-current interest rates. There are no debt service requirements over the next twelve months for either the Emmis Convertible Promissory Note or the SG Broadcasting Promissory Note.

As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, our Senior Credit Facility substantially limits our ability to make acquisitions.

INTANGIBLES

As of December 31, 2019, approximately 38% of our total assets consisted of FCC licenses, the value of which depends significantly upon the operational results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations for compliance with regulatory requirements. Historically, all of our FCC licenses have been renewed (or a waiver has been granted pending renewal) at the end of their respective eight-year periods, and we expect that all of our FCC licenses will continue to be renewed in the future.

SEASONALITY

Our results of operations are usually subject to seasonal fluctuations, which result in higher second quarter revenues and operating income. For our radio operations, this seasonality is largely due to the timing of our largest concert in June of each year. Results are typically lowest in the first calendar quarter.

INFLATION

The impact of inflation on operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on operating results, particularly since our Senior Credit Facility is comprised entirely of variable-rate debt.

OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

Other than legal contingencies incurred in the normal course of business, and contractual commitments to purchase goods and services, all of which are discussed in Note 11 to the consolidated financial statements, which is incorporated by reference herein, the Company does not have any material off-balance sheet financings or liabilities. The Company does not have any majority-owned and controlled subsidiaries that are not included in the consolidated financial statements, nor does the Company have any interests in or relationships with any “special-purpose entities” that are not reflected in the consolidated financial statements or disclosed in the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MediaCo Holding Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined balance sheets of MediaCo Holding Inc. and Subsidiaries (the Company) as of December 31, 2019 and February 28, 2019, the related consolidated and combined statements of operations, changes in equity, and cash flows for the ten-months ended December 31, 2019 and the year ended February 28, 2019, and the related notes (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and February 28, 2019, and the results of its operations and its cash flows for the ten-months ended December 31, 2019 and the year ended February 28, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 8 to the consolidated and combined financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Indianapolis, Indiana

March 27, 2020

MEDIACO HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the year ended February 28, 2019	For the ten months ended December 31, 2019
NET REVENUES	$43,091	$40,800
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	33,830	31,126
Corporate expenses	—	4,303
Depreciation and amortization	1,318	1,080
Loss on sale of assets	56	—
Total operating expenses	35,204	36,509
OPERATING INCOME	7,887	4,291
OTHER EXPENSE:
Interest expense	—	(821)
Total other expense	—	(821)
INCOME BEFORE INCOME TAXES	7,887	3,470
PROVISION FOR INCOME TAXES	2,518	1,522
CONSOLIDATED NET INCOME	5,369	1,948
PREFERRED STOCK DIVIDENDS	—	110
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$5,369	$1,838

Basic and diluted net income per share attributable to common shareholders:	$3.22	$0.80
Basic and diluted weighted average common shares outstanding	1,667	2,298

The accompanying notes to consolidated and combined financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28,	DECEMBER 31,
	2019	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$2,083
Accounts receivable, net of allowance for doubtful accounts of $198 and $157, respectively	7,886	11,101
Prepaid expenses	1,680	1,111
Other	220	1,798
Total current assets	9,786	16,093
PROPERTY AND EQUIPMENT:
Land and buildings	—	1,660
Leasehold improvements	8,474	8,483
Broadcasting equipment	6,134	5,956
Outdoor advertising structures	—	27,425
Office equipment, computer equipment, software and automobiles	1,671	1,683
Construction in progress	—	629
	16,279	45,836
Less-accumulated depreciation and amortization	13,858	14,273
Total property and equipment, net	2,421	31,563
INTANGIBLE ASSETS:
Indefinite lived intangibles	63,265	63,996
Goodwill	—	11,424
Other intangibles	2,154	5,184
	65,419	80,604
Less-accumulated amortization	1,394	1,655
Total intangible assets, net	64,025	78,949
OPERATING LEASE RIGHT-OF-USE ASSETS	—	26,339
OTHER ASSETS:
Deferred tax assets	6,753	13,863
Deposits and other	143	359
Total other assets	6,896	14,222
Total assets	$83,128	$167,166

The accompanying notes to consolidated and combined financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED BALANCE SHEETS – (CONTINUED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28,	DECEMBER 31,
	2019	2019
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$809	$11,184
Current maturities of long-term debt	—	3,672
Accrued salaries and commissions	370	728
Deferred revenue	1,299	1,688
Income taxes payable	850	—
Operating lease liabilities	—	3,161
Other	543	346
Total current liabilities	3,871	20,779
LONG-TERM DEBT, NET OF CURRENT PORTION	—	77,668
OPERATING LEASE LIABILITIES, NET OF CURRENT	—	22,983
ASSET RETIREMENT OBLIGATION	—	5,623
OTHER NONCURRENT LIABILITIES	1,779	239
Total liabilities	5,650	127,292
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK, $0.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED; 220,000 SHARES ISSUED AND OUTSTANDING	—	22,110
SHAREHOLDERS’ EQUITY:
Net parent company investment	77,478	—
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 0 shares and 1,666,667 shares at February 28, 2019 and December 31, 2019, respectively	—	17
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 0 shares and 5,359,753 shares at February 28, 2019 and December 31, 2019, respectively	—	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	—	20,644
Retained earnings	—	(2,951)
Total equity	77,478	17,764
Total liabilities and equity	$83,128	$167,166

The accompanying notes to consolidated and combined financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEAR ENDED FEBRUARY 28, 2019 AND TEN MONTHS ENDED DECEMBER 31, 2019

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	APIC	Net Parent Investment	Retained Earnings	Total
BALANCE, FEBRUARY 28, 2018	—	$—	—	$—	$—	$80,291	$—	$80,291
Net income	—	—	—	—	—	5,369		5,369
Net distributions to Emmis Communications Corp.	—	—	—	—	—	(8,182)	—	(8,182)
BALANCE, FEBRUARY 28, 2019	—	$—	—	$—	$—	$77,478	$—	$77,478
Net income (loss)	—	—	—	—	—	4,789	(2,841)	1,948
Net distributions to Emmis Communications Corp.	—	—	—	—	—	(8,349)	—	(8,349)
Allocated charges funded by Emmis Communications Corp.	—	—	—	—	—	2,193	—	2,193
Transaction adjustments from transactions amongst shareholders (1)	1,666,667	17	5,359,753	54	20,644	(76,111)	—	(55,396)
Preferred stock dividends	—	—	—	—	—	—	(110)	(110)
BALANCE, DECEMBER 31, 2019	—	$17	—	$54	$20,644	$—	$(2,951)	$17,764
(1) See Note 1 for further discussion.

The accompanying notes to consolidated and combined financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	For the year ended February 28, 2019	For the ten months ended December 31, 2019
OPERATING ACTIVITIES:
Consolidated net income	$5,369	$1,948
Adjustments to reconcile net income to net cash provided by operating activities—
Noncash accretion of asset retirement obligations	—	33
Amortization of deferred financing costs, including original issue discount	—	50
Depreciation and amortization	1,318	1,080
Provision for bad debts	329	140
Change in deferred income taxes	2,518	1,211
Noncash compensation	281	219
Loss on sale of assets	56	—
Changes in assets and liabilities—
Accounts receivable	(299)	(1,679)
Prepaid expenses and other current assets	(729)	(797)
Other assets	100	1,513
Accounts payable and accrued liabilities	(560)	1,624
Deferred revenue	576	(371)
Income taxes	—	311
Other liabilities	(306)	(1,669)
Net cash provided by operating activities	8,653	3,613
INVESTING ACTIVITIES:
Purchases of property and equipment	(190)	(89)
Purchase of Fairway Outdoor	—	(43,108)
Net cash used in investing activities	(190)	(43,197)
FINANCING ACTIVITIES:
Net transactions with Emmis Communications Corp.	(8,463)	(6,280)
Payments on long-term debt	—	(918)
Proceeds from long-term debt	—	29,352
Proceeds of stock issuances	—	22,000
Payments for debt related costs	—	(2,487)
Net cash (used in) provided by financing activities	(8,463)	41,667
INCREASE IN CASH AND CASH EQUIVALENTS	—	2,083
CASH AND CASH EQUIVALENTS:
Beginning of period	—	—
End of period	$—	$2,083
SUPPLEMENTAL DISCLOSURES:
Cash paid for —
Interest	$—	$606
Noncash financing transactions —
Consideration received by Emmis Communications Corporation as a result of the Transaction described in Note 1 to the accompany consolidated and combined financial statements	—	105,339

The accompanying notes to consolidated and combined financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

MediaCo Holding Inc. (“MediaCo” or the “Company”) is an Indiana corporation formed in 2019 by Emmis Communications Corporation (“Emmis”) to facilitate the sale of a controlling interest in Emmis’ radio stations WQHT-FM and WBLS-FM (the “Stations”) to SG Broadcasting LLC (“SG Broadcasting”), an affiliate of Standard General L.P. (“Standard General”) pursuant to an agreement entered into on June 28, 2019. The sale (the “Transaction”) closed on November 25, 2019. On November 26, 2019, the Company’s Form 10 was declared effective and the Company became subject to SEC periodic filing requirements. As of December 31, 2019, all of the Company’s Class A common stock was held by Emmis and all the Company’s Class B common stock was held by SG Broadcasting. On January 17, 2020, Emmis distributed the Class A common stock pro rata to Emmis’ shareholders, making MediaCo a publicly traded company listed on the Nasdaq Capital Market.

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

On December 9, 2019, the Company’s Board approved the assumption from an affiliate of SG Broadcasting of an agreement to purchase FMG Valdosta, LLC and FMG Kentucky, LLC (“Fairway Outdoor”) from Fairway Outdoor Advertising Group, LLC (the “Fairway Acquisition”). Closing of the transaction occurred on December 13, 2019. FMG Valdosta, LLC and FMG Kentucky, LLC are outdoor advertising businesses that operate advertising displays principally across Kentucky, West Virginia, Florida and Georgia.

Our assets consist of two radio stations, WQHT-FM and WBLS-FM, which serve the New York City metropolitan area, as well as approximately 3,300 advertising structures in the Southeast (Valdosta) region and Mid-Atlantic (Kentucky) region of the United States. We derive our revenues primarily from radio and outdoor advertising sales, but we also generate revenues from events, including sponsorships and ticket sales.

On October 25, 2019, in order to more closely align our operations and internal controls with standard market practice, our Board of Directors approved the change in our fiscal year end from the last day in February to December 31. The result is that this transition report covers the ten-month period March 1, 2019 to December 31, 2019. A comparative, unaudited income statement for the ten-month period ended December 31, 2018 is presented below.

For the Ten Months Ended December 31, 2018 (unaudited)
NET REVENUES	$38,057
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	29,445
Depreciation and amortization	1,045
Total operating expenses	30,490
OPERATING INCOME	7,567
INCOME BEFORE INCOME TAXES	7,567
PROVISION FOR INCOME TAXES	2,414
CONSOLIDATED NET INCOME	$5,153
NET INCOME PER SHARE- BASIC AND DILUTED	$3.09
WEIGHTED AVERAGE SHARES OUTSTANDING- BASIC AND DILUTED	1,666,667

Basis of Presentation and Combination

Our Consolidated and Combined Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring adjustments) have been included.

For the year-ended February 28, 2019 and until November 25, 2019 of the ten-month period ended December 31, 2019, MediaCo was 100% owned by Emmis. Our financial statements for these periods are derived from the books and records of Emmis and were carved-out from Emmis at a carrying value reflective of historical cost in Emmis’ records. Our historical combined financial results include an allocation of expense related to certain Emmis corporate functions, including executive oversight, legal, finance, human resources, and information technology. These expenses have been allocated to us based on direct usage or benefit where specifically identifiable, with the remainder allocated primarily on a pro rata basis of revenue, headcount and other measures. We consider this expense allocation methodology and results thereof to be reasonable for all periods presented. However, the allocations may not be indicative of the actual expense that would have been incurred had we operated as an independent, publicly traded company for all periods presented. It is impracticable to estimate what the standalone costs of MediaCo would have been in the historical periods.

The equity balance in the consolidated and combined financial statements prior to the Transaction represents the excess of total assets over total liabilities. All transactions between the Stations and Emmis were considered to be effectively settled in the consolidated and combined financial statements at the time the intercompany transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the consolidated and combined statements of cash flow as a financing activity and in the consolidated and combined statements of changes in equity as net parent company investment.

Upon consummation of the Transaction, the debt which the Company assumed in connection with transactions between shareholders was recorded to equity, and the total amount of net parent company investment was reclassified to additional paid in capital in the accompanying consolidated and combined financial statements.

In connection with the Transaction, the Company recorded deferred tax assets associated with the difference between the book basis and the tax basis of the Stations’ assets. The Company also eliminated certain tax accounts of the Stations from historical periods prior to the Transaction. These adjustments are included as transaction adjustments in the accompanying consolidated and combined statements of changes in equity and resulted in a net increase to equity of $8.4 million as of the Transaction date.

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

(iv)  Allocated Charges

Allocations of Emmis’ costs were included in the combined condensed statements of operations of the Stations as follows:

	For the Year Ended February 28, 2019	For the Ten Months Ended December 31, 2019
Station operating expenses, excluding depreciation and amortization expense	$2,613	$1,903
Noncash compensation	281	219
Allocated charges from Emmis	$2,894	$2,122

Revenue Recognition

The Company generates revenue from the sale of services and products including, but not limited to: (i) on-air commercial broadcast time, (ii) non-traditional revenues including event-related revenues and event sponsorship revenues, (iii) digital advertising, and (iv) outdoor advertising. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue. Substantially all deferred revenue is recognized within twelve months of the payment date. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Advertising revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees, usually at a rate of 15% of gross revenues.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is recorded based on management’s judgment of the collectability of receivables. When assessing the collectability of receivables, management considers, among other things, historical loss experience and existing economic conditions. Amounts are written off after all normal collection efforts have been exhausted. The activity in the allowance for doubtful accounts for the year ended February 28, 2019 and the ten months ended December 31, 2019 was as follows:

	Balance At Beginning Of Period	Provision	Write-Offs	Balance At End Of Period
Year ended February 28, 2019	$170	329	(301)	$198
Ten months ended December 31, 2019	$198	140	(181)	$157

Cash and Cash Equivalents

MediaCo considers time deposits, money market fund shares and all highly liquid debt investment instruments with original maturities of three months or less to be cash equivalents. At times, such deposits may be in excess of FDIC insurance limits.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets, which are 30 to 39 years for buildings, the shorter of economic life or expected lease term for leasehold improvements, five to seven years for broadcasting equipment, five years for automobiles, office equipment and computer equipment, 15 years for advertising structures, and three to five years for software. Maintenance, repairs and minor renewals are expensed as incurred; improvements are capitalized. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations. See below for more discussion of impairment policies related to our property and equipment. Depreciation expense for the year ended February 28, 2019 and ten-month period ended December 31, 2019 was $1.0 million, and $0.8 million, respectively.

Intangible Assets and Goodwill

Indefinite-lived Intangibles and Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with ASC Topic 350, “ Intangibles—Goodwill and Other,” goodwill, radio broadcasting licenses, and tradenames are not amortized, but are tested at least annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. See Note 9, Intangible Assets and Goodwill, for more discussion of our interim and annual impairment tests performed during the year ended February 28, 2019 and ten-month period ended December 31, 2019.

Definite-lived Intangibles

The Company’s definite-lived intangible assets consist of programming agreements related to our radio business and customer relationships relating to our outdoor advertising business. These are amortized over the period of time the intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.

Advertising Costs

Advertising costs are expensed when incurred. Advertising expenses for the year ended February 28, 2019, and ten months ended December 31, 2019 were $0.5 million, and $0.4 million, respectively.

Asset Retirement Obligations

We are required to estimate our obligations upon the termination or non-renewal of a lease to dismantle and remove its advertising structures from the leased land and to reclaim the site to its original condition. The Company records the present value of obligations associated with the retirement of its advertising structures in the period in which the obligation is incurred. When the liability is recorded the cost is capitalized as part of the related advertising structure’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset.

The significant assumptions used in estimating the asset retirement obligation include the third-party cost of removing the asset, the cost of remediating the leased property to its original condition where required and the timing and number of lease renewals, all of which are estimated based on historical experience. The interest rate used to calculate the present value of such costs over the estimated retirement period is based on an estimated risk adjusted credit rate for the same period.

Deferred Revenue and Barter Transactions

Deferred revenue includes deferred barter and other transactions in which payments are received prior to the performance of services (e.g., cash-in-advance advertising). Barter transactions are recorded at the estimated fair value of the product or service received. Revenue from barter transactions is recognized when commercials are broadcast. The appropriate expense or asset is recognized when merchandise or services are used or received. Barter revenues for the year ended February 28, 2019 and the ten months ended December 31, 2019, were $1.0 million, and $0.8 million, respectively, and barter expenses were $1.0 million, and $0.9 million, respectively.

Earnings Per Share

ASC Topic 260, “Earnings Per Share,” requires presentation of basic income per share (“EPS”) on the face of the income statement for all entities with simple capital structures. Basic EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. For entities with complex capital structures, diluted EPS is also required. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The 1,666,667 Class A shares issued to Emmis have been assumed to have been outstanding for all periods through December 31, 2019. There were no potentially dilutive securities during the year ended February 28, 2019 and the ten-month period ended December 31, 2019, as neither the convertible promissory notes issued to Emmis and SG Broadcasting described in Note 5, nor the Series A convertible preferred stock described in Note 3, are convertible until May 25, 2020.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company’s financial statements or income tax returns. Income taxes are recognized during the year in which the underlying transactions are reflected in the consolidated statements of operations. Deferred taxes are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and amounts recorded for income tax purposes.

After determining the total amount of deferred tax assets, the Company determines whether it is more likely than not that some portion of the deferred tax assets will not be realized. If the Company determines that a deferred tax asset is not likely to be realized, a valuation allowance will be established against that asset to record it at its expected realizable value.

Long-Lived Tangible Assets

The Company periodically considers whether indicators of impairment of long-lived tangible assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals and other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the asset’s carrying value is greater than the fair value. The fair value of the asset then becomes the asset’s new carrying value, which, if applicable, the Company depreciates or amortizes over the remaining estimated useful life of the asset.

Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements and in disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

Recent Accounting Standards Updates

On March 1, 2019, the stations adopted Accounting Standard Update 2016-02, Leases, using the modified retrospective approach, applied at the beginning of the period of adoption, and we elected the package of transitional practical expedients. The adoption of this standard resulted in recording operating lease liabilities of approximately $14.9 million as of March 1, 2019, along with a corresponding right-of-use asset. The implementation of this standard did not have an impact on our consolidated and combined statements of operations. See Note 8 for more discussion of the Company’s leases.

Recent Accounting Pronouncements Not Yet Implemented

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses, which introduces new guidance for an approach based on using expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities and net investments in leases as well as reinsurance and trade receivables. This standard will be effective for us as of January 1, 2023. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated and combined financial statements.

2. COMMON STOCK

MediaCo has authorized Class A common stock, Class B common stock, and Class C common stock. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. At December 31, 2019 all Class A common stock was owned by Emmis. Emmis distributed all shares of Class A common stock to its shareholders on January 17, 2020. All Class B common stock is owned by SG Broadcasting. At February 28, 2019 and December 31, 2019, no shares of Class C common stock were issued or outstanding.

3. CONVERTIBLE PREFERRED STOCK

In connection with the Fairway Acquisition, the Company issued to SG Broadcasting 220,000 shares of MediaCo Series A Convertible Preferred Stock, par value $0.01 (the “MediaCo Series A Preferred Shares”) in exchange for a cash contribution of $22.0 million (the “SG Broadcasting Contribution”). This issuance of shares was issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended. This issuance was not a “public offering” because no more than 35 non-accredited investors received securities of the Company, the Company did not engage in general solicitation or advertising with regard to the issuance and sale of shares of MediaCo Series A Preferred Shares and the Company did not make a public offering in connection with the sale of shares of MediaCo Series A Preferred Shares.

MediaCo Series A Preferred Shares rank senior in preference to the MediaCo Class A common stock, MediaCo Class B common stock, and the MediaCo Class C common stock. Pursuant to the Articles of Amendment, the ability of the Company to make distributions with respect to, or make a liquidation payment on, any other class of capital stock in the Company designated to be junior to, or on parity with, the MediaCo Series A Preferred Shares, will be subject to certain restrictions, including that (i) the MediaCo Series A Preferred Shares shall be entitled to receive the amount of dividends per share that would be payable on the number of whole common shares of the Company into which each share of MediaCo Series A Preferred Share could be converted, and (ii) the MediaCo Series A Preferred Shares, upon any liquidation, dissolution or winding up of the Company, shall be entitled to a preference on the assets of the Company. Issued and outstanding shares of MediaCo Series A Preferred Shares shall accrue cumulative dividends, payable in kind, at an annual rate equal to the interest rate on any senior debt of the Company (see Note 5), or if no senior debt is outstanding, 6%, plus additional increases of 1% on December 12, 2020 and each anniversary thereof.

MediaCo Series A Preferred Shares are redeemable for cash at the option of SG Broadcasting at any time on or after June 12, 2025, and so the shares are classified outside of permanent equity. The Series A Preferred Shares are also convertible into shares of Class A common stock at the option of SG Broadcasting at any time on or after May 25, 2020, with the number of shares of common stock determined by dividing the original contribution, plus accrued dividends, by the 30-day volume weighted average share price of Class A common shares. On and after May 25, 2020, when the conversion option becomes effective, the Series A Preferred Shares will be considered participating securities and earnings per share will be calculated using the two-class method.

4. REVENUE

The Company generates revenue from the sale of services including, but not limited to: (i) on-air commercial broadcast time, (ii) non-traditional revenues including event-related revenues and event sponsorship revenues, (iii) digital advertising and (iv) outdoor advertising. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue. Substantially all deferred revenue is recognized within twelve months of the payment date. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Advertising revenues presented in the combined condensed financial statements are reflected on a net basis, after the deduction of advertising agency fees, usually at a rate of 15% of gross revenues.

Radio Advertising

On-air broadcast revenue is recognized when or as performance obligations under the terms of a contract with a customer are satisfied. This typically occurs over the period of time that advertisements are provided, or as an event occurs. Revenues are reported at the amount the Company expects to be entitled to receive under the contract. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue in the consolidated and combined balance sheets. Substantially all deferred revenue is recognized within twelve months of the payment date.

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

Outdoor Advertising

Our outdoor advertising business has a total of 3,346 faces consisting of bulletins, posters and digital billboards. Bulletins are generally large, illuminated advertising structures that are located on major highways and target vehicular traffic. Posters are generally smaller advertising structures that are located on major traffic arteries and city streets and target vehicular and pedestrian traffic. Digital billboards are computer controlled LED displays where six to eight advertisers rotate continuously, each one having seven to ten seconds to display a static image. Digital billboards are generally located on major traffic arteries and streets.

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

Disaggregation of revenue

The following table presents the Company's revenues disaggregated by revenue source:

	Year Ended February 28, 2019		Ten Months Ended December 31, 2019
Net revenues:
Radio Advertising	$28,897	67.1%	$24,826	60.8%
Non Traditional	7,024	16.3%	8,166	20.0%
Digital	2,756	6.4%	3,018	7.4%
Outdoor Advertising(1)	—	0.0%	759	1.9%
Other	4,414	10.2%	4,031	9.9%
Total net revenues	$43,091		$40,800

(1) A substantial portion of this revenue from the Fairway Acquisition date of December 13, 2019 through December 31, 2019 is lessor revenue derived from operating leases accounted for under ASC 842, “Leases.”

5. LONG-TERM DEBT

Long-term debt was comprised of the following at February 28, 2019, and December 31, 2019:

	As of February 28, 2019	As of December 31, 2019
Senior credit facility	$—	$72,527
Notes payable to Emmis	—	5,000
Notes payable to SG Broadcasting	—	6,250
Less: Current maturities	—	(3,672)
Less: Unamortized original discount	—	(2,437)
Total long-term debt, net of current portion and debt discount	$—	$77,668

On November 25, 2019, the Company entered into a $50.0 million, five-year senior secured term loan agreement (the “Senior Credit Facility”) with GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent, which included one tranche of additional borrowings of $25.0 million. The Senior Credit Facility provides for initial borrowings of up to $50.0 million, of which net proceeds of $48.3 million after debt discount of $1.7 million, were paid concurrently to Emmis in connection with SG Broadcasting’s acquisition of a controlling interest in the Company. The Senior Credit Facility bears interest at a rate equal to the London Interbank Offered Rate ("LIBOR"), plus 7.5%, with a 2.0% LIBOR floor. The Senior Credit Facility requires interest payments on the first business day of each calendar month, and quarterly payments on the principal in an amount equal to one and one quarter percent of the initial aggregate principal amount are due on the last day of each calendar quarter. The Senior Credit Facility includes covenants pertaining to, among other things, the ability to incur indebtedness, restrictions on the payment of dividends, minimum Liquidity (as defined in the Senior Credit Facility) of $2.0 million for the period from the effective date until November 25, 2020, $2.5 million for the period from November 26, 2020 until November 25, 2021, and $3.0 million for the period thereafter, collateral maintenance, minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Senior Credit Facility) of 1.10:1.00, and other customary restrictions. The Company borrowed $23.4 million of the remaining available borrowings to fund the Fairway Acquisition on December 13, 2019. Proceeds received were $22.6 million, net of a debt discount of $0.8 million. The Senior Credit Facility is carried net of a total unamortized discount of $2.4 million at December 31, 2019. Subsequent to December 31, 2019, the Company amended its Senior Credit Facility. See Note 15 for further discussion.

On November 25, 2019, as part of the consideration owed to Emmis in connection with SG Broadcasting’s acquisition of a controlling interest in the Company, the Company issued to Emmis the Emmis Convertible Promissory Note in the amount of $5.0 million. The Emmis Convertible Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, or if no senior credit facility is outstanding, of 6.0%, plus an additional 1.0% on any payment of interest in kind and, without regard to whether the Company pays such interest in kind, an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. Because the Senior Credit Facility prohibits the Company from paying interest in cash on the Emmis Convertible Promissory Note, the Company has been accruing interest since inception using the rate applicable if the interest will be paid in kind. The Emmis Convertible Promissory Note is convertible, in whole or in part, into MediaCo Class A common stock at the option of Emmis beginning six months after issuance and at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion. The Emmis Convertible Promissory Note matures on November 25, 2024.

On November 25, 2019, the Company issued the SG Broadcasting Promissory Note, a subordinated convertible promissory note payable by the Company to SG Broadcasting, in return for which SG Broadcasting contributed to MediaCo $6.25 million for working capital and general corporate purposes. The SG Broadcasting Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, or if no senior credit facility is outstanding, of 6.0%, and an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. The SG Broadcasting Promissory Note matures on May 25, 2025. Additionally, interest under the SG Broadcasting Promissory Note is payable in kind through maturity, and is convertible into MediaCo Class A common stock at the option of SG Broadcasting beginning six months after issuance and at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion. Subsequent to December 31, 2019, the Company and SG Broadcasting amended and restated the SG Broadcasting Promissory Note and the Company borrowed additional amounts thereunder. See Note 15 for further discussion.

Based on amounts outstanding at December 31, 2019, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

Year ended December 31,	Senior Credit Facility	Emmis Notes	SG Broadcasting Notes	Total
2020	$3,672	$—	$—	$3,672
2021	3,672	—	—	3,672
2022	3,672	—	—	3,672
2023	3,672	—	—	3,672
2024	57,839	5,000	—	62,839
Thereafter	—	—	6,250	6,250
Total	$72,527	$5,000	$6,250	$83,777

6. FAIR VALUE MEASUREMENTS

As defined in ASC Topic 820, “Fair Value Measurement,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

Recurring Fair Value Measurements

The Company has no financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis under circumstances and events that include those described in Note 9, Intangible Assets and Goodwill, and Note 7, Acquisition, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 9 for more discussion).

Fair Value of Other Financial Instruments

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The estimated fair value of financial instruments is determined using the best available market information and appropriate valuation methodologies. Considerable judgment is necessary, however, in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange, or the value that ultimately will be realized upon maturity or disposition. The use of different market assumptions may have a material effect on the estimated fair value amounts. The following methods and assumptions were used to estimate the fair value of financial instruments:

- Cash and cash equivalents : The carrying amount of these assets approximates fair value because of the short maturity of these instruments.

- Senior Credit Facility : As of December 31, 2019, the fair value and carrying value, excluding original issue discount, of the Company’s Senior Credit Facility debt was $72.5 million. This debt is not actively traded and is considered a Level 3 instrument. The Company believes the current carrying value of this debt approximates its fair value.

- Other long-term debt : The Emmis Promissory Note and SG Broadcasting Note are not actively traded and are considered Level 3 instruments. The Company believes the current carrying value of this debt approximates its fair value.

7. ACQUISITION

On December 9, 2019, the Company’s Board approved the assumption from an affiliate of SG Broadcasting of an agreement to purchase FMG Valdosta, LLC and FMG Kentucky, LLC from Fairway Outdoor Advertising Group, LLC for a purchase price of $43.1 million, subject to customary working capital adjustments. Closing of the transaction occurred on December 13, 2019. FMG Valdosta, LLC and FMG Kentucky, LLC are outdoor advertising businesses that operate advertising displays principally across Kentucky, West Virginia, Florida and Georgia. Fees and expenses associated with the transaction were $1.2 million, which are included in corporate expenses in the consolidated and combined statement of operations. The acquisition was funded through $23.4 million of additional borrowings under the Senior Credit Facility as described in Note 5, which were net of a debt discount of $0.8 million, resulting in $22.6 million of proceeds. The remainder was financed by SG Broadcasting through $22.0 million of newly-issued Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock pays an in-kind dividend equal to the rate on the existing SG Broadcasting Promissory Note described in Note 5, is convertible into MediaCo Class A common stock on the same terms as the SG Broadcasting Promissory Note, and is redeemable at the option of the holder five years and six months after issuance. The Company believes this is a highly-scalable business model with attractive operative leverage.

As of December 31, 2019, our fair value allocation of the assets acquired and liabilities assumed from Fairway is considered preliminary and is subject to revision, which may result in adjustments to this allocation. We continue to analyze inputs to the valuation models for all long term assets, including intangibles, as well as estimated asset retirement obligations. We expect to finalize these amounts during 2020. The allocations presented in the table below are based upon management’s estimate of the fair value using valuation techniques including income, cost and market approaches. The most significant asset acquired, property, plant and equipment, was valued using the cost approach. The preliminary purchase price allocation was as follows:

Cash consideration	$43,108
Due from Seller	(106)
Total Consideration	$43,002

Accounts receivable	$1,676
Other current assets	105
Property, plant and equipment	29,971
Operating lease, right-of-use assets	15,267
Goodwill	11,424
Intangibles (Note 9)	3,760
Deferred tax asset	1,040
Other assets	16
Assets Acquired	$63,259
Accounts payable	$73
Accrued expenses and other current liabilities	539
Current portion of operating lease liabilities	822
Operating lease liabilities, less current portion	12,320
Asset retirement obligations (Note 10)	5,590
Deferred revenue	760
Other noncurrent liabilities	153
Liabilities Assumed	$20,257
Net Assets Acquired	$43,002

The Fairway Acquisition was accounted for under the acquisition method of accounting, and, accordingly, the accompanying consolidated and combined financial statements include the results of operations of each acquired entity from the date of acquisition. The revenues and operating income contributed to MediaCo by the acquired businesses for the period December 13, 2019 to December 31, 2019 were $0.7 million and $0.2 million respectively. The operating income is exclusive of acquisition costs of $1.2 million that are included in “All Other” in Note 13.

The following unaudited pro forma financial information for the Company gives effect to the acquisitions as if they had occurred on March 1, 2018. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

	Year Ended February 28, 2019 (unaudited)	Ten Months Ended December 31, 2019 (unaudited)
Net revenues	$56,489	$51,869
Net income attributable to common shareholders	1,831	1,042

Goodwill of $11.4 million was recognized as a result of the purchase which represented the excess of the purchase price over the identifiable acquired assets, $9.0 million of which is deductible for tax purposes. The goodwill acquired is assigned to the outdoor advertising segment.

8. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office space, tower space, the land on which some outdoor advertising structures are erected, equipment and automobiles expiring at various dates through October 2049. Some leases have options to extend and some have options to terminate. Beginning March 1, 2019, operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities in our consolidated and combined balance sheets.

Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate if it is readily determinable. Our lease terms may include options to extend or terminate the lease, which we treat as exercised when it is reasonably certain and there is a significant economic incentive to exercise that option.

Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. Variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time, are expensed in the period in which the obligation for these payments was incurred. Variable lease expense recognized in the ten months ended December 31, 2019, was not material.

We elected not to apply the recognition requirements of ASC 842, “Leases,” to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, we recognized lease payments in the consolidated and combined statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized in the ten months ended December 31, 2019, was not material.

The impact of operating leases to our combined and consolidated financial statements was as follows:

Ten Months Ended December 31,
2019
Lease Cost
Operating lease cost	$2,266
Other Information
Operating cash flows from operating leases	2,495
Right-of-use assets obtained in exchange for new operating lease liabilities	30,204
Weighted average remaining lease term - operating leases (in years)	9.5
Weighted average discount rate - operating leases	8.3%

As of December 31, 2019, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ending December 31,
2020	$4,539
2021	5,211
2022	5,105
2023	4,123
2024	2,712
After 2024	18,970
Total lease payments	40,660
Less imputed interest	14,516
Total recorded lease liabilities	$26,144

Our outdoor advertising business generates lessor revenue derived from operating leases accounted for under ASC 842, “Leases.” Minimum fixed lease consideration under non-cancelable operating leases for each of the next five years and thereafter, excluding variable lease consideration, as of December 31, 2019, is as follows:

Year ending December 31,
2020	$7,138
2021	—
2022	—
2023	—
2024	—
After 2024	—

9. INTANGIBLE ASSETS AND GOODWILL

In accordance with ASC Topic 350, Intangibles—Goodwill and Other, the Company reviews goodwill and other intangibles at least annually for impairment. In connection with any such review, if the recorded value of goodwill and other intangibles is greater than its fair value, the intangibles are written down and charged to results of operations. FCC licenses are renewed every eight years at a nominal cost, and historically both of our FCC licenses have been renewed at the end of their respective eight-year periods. Since we expect that both of our FCC licenses will continue to be renewed in the future, we believe they have indefinite lives. Given that our radio stations operate in the same geographic market they are considered a single unit of accounting.

Impairment Testing

The Company generally performs its annual impairment review of indefinite-lived intangibles as of October 1 each year. In the ten months ended December 31, 2019, the Company performed the analysis of the FCC licenses as of November 25, the date of the transfer of the stations from Emmis to MediaCo. At the time of each impairment review, if the fair value of the indefinite-lived intangible is less than its carrying value, a charge is recorded to results of operations. When indicators of impairment are present, the Company will perform an interim impairment test. We will perform additional interim impairment assessments whenever triggering events suggest such testing for the recoverability of these assets is warranted. During the year ended February 28, 2019 and the ten-month period ended December 31, 2019 the Company did not record any impairment losses.

Valuation of Indefinite-lived Broadcasting Licenses

Fair value of our FCC licenses is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine the fair value of our FCC licenses, the Company considered both income and market valuation methods when it performed its impairment tests. Under the income method, the Company projects cash flows that would be generated by each of its units of accounting assuming the unit of accounting was commencing operations in its respective market at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC license. The Company assumes the competitive situation that exists in each market remains unchanged, with the exception that its unit of accounting commenced operations at the beginning of the valuation period. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license. Major assumptions involved in this analysis include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share and discount rate. Each of these assumptions may change in the future based upon changes in general economic conditions, audience behavior, consummated transactions, and numerous other variables that may be beyond our control. The projections incorporated into our license valuations take current economic conditions into consideration. Under the market method, the Company uses recent sales of comparable radio stations for which the sales value appeared to be concentrated entirely in the value of the license, to arrive at an indication of fair value.

Below are some of the key assumptions used in our income method annual impairment assessments. In recent years, we have reduced long-term growth rates in the New York market in which we operate based on recent industry trends and our expectations for the market going forward. The methodology used to value our FCC licenses has not changed during any of the periods presented.

	December 1, 2018	November 25, 2019
Discount Rate	11.9%	11.9%
Long-term Revenue Growth Rate	0.3%	-0.6%
Mature Market Share	12.9%	9.0%
Operating Profit Margin	38.0%	22.7-26.7%

As of both February 28, 2019 and December 31 2019, the carrying amounts of the Company’s FCC licenses were $63.3 million.

Valuation of Goodwill

As a result of the acquisition of the Fairway Acquisition discussed in Note 7, goodwill of $11.4 million was recognized during the year. This accounts for all goodwill on the consolidated and combined balance sheets as of December 31, 2019. ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. The acquisition closed on December 13, 2019 and all assets acquired and liabilities assumed were valued as of that date, resulting in a goodwill valuation of $11.4 million. There have been no indicators of impairment that have arisen since that date that would require us to assess the goodwill for impairment. The Company will conduct its impairment test on October 1 of each fiscal year, unless indications of impairment exist during an interim period. The purchase price allocation described in Note 7 is preliminary and subject to adjustment. Any adjustment to the purchase price allocation may directly impact the value of goodwill.

Valuation of Trade Name

As a result of the Fairway Acquisition, the Company acquired the trade name ‘Fairway’. The trade name is well known in the industry and is being retained for continued market use following the acquisition. This trade name favorably factors into customer purchasing decisions. For the purchase price allocation, the trade name was valued using the relief from royalty method. This method is based on what a company would be willing to pay for a royalty in order to exploit the related benefits of the trade name. The value of the trade name is determined by discounting the inherent after-tax royalty savings associated with ownership or possession of the trade name. The preliminary valuation assigned to the trade name as a result of the purchase price accounting is $0.7 million. The trade name is an indefinite-lived intangible asset based on our intention to renew it when legally required and to utilize it going forward. We will assess the trade name annually for impairment on October 1 of each year.

Definite-lived Intangibles

The following table presents the weighted-average remaining useful life at December 31, 2019 and gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28, 2019, and December 31, 2019:

		As of February 28, 2019			As of December 31, 2019
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Programming Contract	1.8	$2,154	$1,394	$760	$2,154	$1,640	$514
Customer List	3.0	—	—	—	3,030	14	3,016

The customer list was acquired as part of the Fairway Acquisition on December 13, 2019 and was valued as part of the purchase price allocation performed at closing. Customer relationships represent a source of repeat business. The information contained in such relationships usually includes the preferences of the customer, the buying patterns of the customer, and the history of purchases that have been made by the customer. In calculating the value of Fairway Outdoors’ customer relationships, we employed the multiperiod excess earnings method of the income approach, which estimates value based on the present value of future economic benefits. This methodology resulted in a preliminary valuation of $3.0 million. A useful life of three years has been assigned to the customer list.

Total amortization expense from definite-lived intangibles was $0.3 million for both the year ended February 28, 2019, and the ten-month period ended December 31, 2019. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

Year ended December 31,	Expected Amortization Expense
2020	$1,332
2021	1,230
2022	968
2023	—
2024	—

10. ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations.

Balance at February 28, 2019	$—
Additions to asset retirement obligations	5,590
Accretion expense	33
Balance at December 31, 2019	$5,623

11. OTHER COMMITMENTS AND CONTINGENCIES

a. Commitments

In addition to the lease payments described in Note 8, the Company has various commitments under the following types of material contracts: (i) Management Agreement with Emmis (Note 14) and (ii) other contracts with annual commitments (including payouts to former management of Fairway Outdoor) at December 31, 2019 as follows:

Year ending December 31,	Management Agreement	Other Contracts	Total
2020	$1,250	$363	$1,613
2021	500	81	581
2022	—	76	76
2023	—	—	—
2024	—	—	—
Thereafter	—	—	—
Total	$1,750	$520	$2,270

As part of the acquisition of SG Broadcasting’s controlling interest in the Company from Emmis on November 25, 2019, MediaCo owed to Emmis the working capital of the stations, but the Company was permitted to collect and use, for a period of nine months, the first $5.0 million of net working capital attributable to the stations as of the closing date. This amount is due to Emmis on the nine month anniversary of the closing date, or August 25, 2020. This right to $5.0 million of retained net working capital was satisfied in January 2020 and used in the operations of the business. MediaCo does not believe it will generate $5.0 million of excess cash from operations by August 25, 2020 to repay this amount to Emmis, but Standard General has guaranteed this payment to Emmis in the event MediaCo is unable to make the payment when due.

b. Litigation

From time to time, our stations are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

12. INCOME TAXES

The provision for income taxes for the year ended February 28, 2019 and ten months ended December 31, 2019 consisted of the following:

	For the year ended February 28, 2019	For the ten months ended December 31, 2019
Current:
Federal	$—	$187
State	—	124
Total current	—	311
Deferred:
Federal	1,644	522
State	874	689
Total deferred	2,518	1,211
Provision for income taxes	$2,518	$1,522

The provision for income taxes for the year ended February 28, 2019 and the ten-month period ended December 31, 2019 differs from that computed at the Federal statutory corporate tax rate as follows:

	For the year ended February 28, 2019	For the ten months ended December 31, 2019
Federal statutory income tax rate	21%	21%
Computed income tax provision at federal statutory rate	$1,656	$729
State income tax	874	265
State tax rate change	—	549
Entertainment disallowance	18	20
Other	(30)	(41)
(Benefit) provision for income taxes	$2,518	$1,522

The final determination of our income tax liability may be materially different from our income tax provision. Significant judgment is required in determining our provision for income taxes. Our calculation of the provision for income taxes is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. In addition, our income tax returns are subject to periodic examination by the Internal Revenue Service and other taxing authorities. As of December 31, 2019, the Company had no open income tax examinations.  The Company’s federal and state income tax filing obligation will begin with the returns for the tax year ended December 31, 2019.

The components of deferred tax assets and deferred tax liabilities at February 28, 2019 and December 31, 2019 were as follows:

	As of February 28, 2019	As of December 31, 2019
Deferred tax assets:
Intangible assets	$12,935	$15,200
Lease liability	—	7,843
Compensation relating to stock options	101	—
Accrued rent	698	—
Net operating losses	86	6,013
Other	114	252
Total deferred tax assets	13,934	29,308
Deferred tax liabilities
Indefinite-lived intangible assets	(6,854)	(4,818)
Right of use asset	—	(7,902)
Property and equipment	(327)	(2,725)
Total deferred tax liabilities	(7,181)	(15,445)
Net deferred tax assets	$6,753	$13,863

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset (“DTA”) will not be realized. The Company has considered future taxable income and ongoing prudent and feasible tax-planning strategies in assessing the need for the valuation allowance. The Company has performed an analysis and determined that a valuation allowance is not necessary at this time. The Company will assess quarterly whether it remains more likely than not that the deferred tax assets will be realized.

The Company has federal net operating losses (“NOLs”) of $28 million and state NOLs of $1.5 million available to offset future taxable income. The federal and certain state net operating loss carryforwards do not expire, and the remaining state net operating loss carryforwards expire in the year ending December 2039.

Accounting Standards Codification paragraph 740-10 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of December 31, 2019, the Company has no uncertain tax positions.

13. SEGMENT INFORMATION

The Company’s operations are aligned into two business segments: (i) Radio, and (ii) Outdoor advertising. Radio includes the operations and results of WQHT-FM and WBLS-FM, and outdoor advertising includes the operations and results of the Fairway businesses acquired in December 2019. The Company groups activities that are not considered operating segments in the “All Other” category.

These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate expenses, including transaction costs, are not allocated to reportable segments. The Company’s segments operate exclusively in the United States.

The accounting policies as described in the summary of significant accounting policies included in Note 1 to these consolidated and combined financial statements, are applied consistently across segments.

Ten Months Ended December 31, 2019	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$40,041	$759	$—	$40,800
Operating expenses excluding depreciation and amortization expense	30,751	375	—	31,126
Corporate expenses excluding depreciation and amortization expense	—	—	4,303	4,303
Depreciation and amortization	980	100	—	1,080
Operating income (loss)	$8,310	$284	$(4,303)	$4,291

Year Ended February 28, 2019	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$43,091	$—	$—	$43,091
Operating expenses excluding depreciation and amortization expense	33,830	—	—	33,830
Depreciation and amortization	1,318	—	—	1,318
Loss on sale of fixed assets	56	—	—	56
Operating income (loss)	$7,887	$—	$—	$7,887

Total Assets	Radio	Outdoor Advertising	Consolidated
As of February 28, 2019	$83,128	$-	$83,128
As of December 31, 2019	102,921	64,245	167,166

14. RELATED PARTY TRANSACTIONS

Corporate Overhead and Share-Based Compensation

For the year-ended February 28, 2019 and until November 25, 2019 of the ten-month period ended December 31, 2019, MediaCo was 100% owned by Emmis. Our financial statements for these periods are derived from the books and records of Emmis and were carved-out from Emmis at a carrying value reflective of historical cost in Emmis’ records. Our historical combined financial results include an allocation of expense related to certain Emmis corporate functions, including executive oversight, legal, finance, human resources, and information technology. These expenses have been allocated to us based on direct usage or benefit where specifically identifiable, with the remainder allocated primarily on a pro rata basis of revenue, headcount and other measures. We consider this expense allocation methodology and results thereof to be reasonable for all periods presented.

Transaction Agreement with Emmis and SG Broadcasting

On June 28, 2019, MediaCo entered into a Contribution and Distribution Agreement with Emmis and SG Broadcasting, pursuant to which (i) Emmis contributed the assets of its radio stations WQHT-FM and WBLS-FM, in exchange for $91.5 million in cash, a $5.0 million note and 23.72% of the common stock of MediaCo, (ii) Standard General purchased 76.28% of the common stock of MediaCo, and (iii) the common stock of MediaCo received by Emmis was distributed pro rata in a taxable dividend to Emmis’ shareholders on January 17, 2020. The common stock of MediaCo acquired by Standard General is entitled to ten votes per share and the common stock acquired by Emmis and distributed to Emmis’ shareholders is entitled to one vote per share. Emmis will continue to provide management services to the Stations under a management agreement, subject to the direction of the MediaCo board of directors which initially consists of four directors appointed by Standard General and three directors appointed by Emmis. MediaCo will pay Emmis an annual management fee of $1.3 million, plus reimbursement of certain expenses directly related to the operation of MediaCo’s business. The sale closed on November 25, 2019, at which time MediaCo and Emmis also entered into a management agreement (the “Management Agreement”), an employee leasing agreement (the “Employee Leasing Agreement”) and certain other ancillary agreements. The Management Agreement with Emmis Operating Company is for an initial term of two years (cancellable by MediaCo after 18 months) under which Emmis will provide various services to us, including accounting, human resources, information technology, legal, public reporting and tax. We will pay Emmis an annual fee of $1.3 million in equal monthly installments for these services, plus reimbursement of certain expenses directly related to our operations. For the ten months ended December 31, 2019, MediaCo recorded $0.1 million of management fee expense which is included in corporate expenses in the accompanying consolidated and combined statements of operations. This fee was unpaid as of December 31, 2019 and is included in accounts payable and accrued expenses in the accompanying consolidated and combined balance sheets. Under the Employee Leasing Agreement, the employees of the Stations will remain employees of Emmis and we will reimburse Emmis for the cost of these employees, including health and benefit costs. The initial term of the Employee Leasing Agreement will last through December 31, 2020, and will automatically renew for successive six-month periods, unless otherwise terminated upon the occurrence of certain events. Upon termination of the Employee Leasing Agreement, we will hire all of the leased employees and assume employment and collective bargaining agreements related to those employees. Expense related to the Employee Leasing Agreement was $1.2 million for the period November 25, 2019 to December 31, 2019. This expense is recognized in operating expenses excluding depreciation and amortization in the consolidated and combined statements of operations. $0.5 million is unpaid as of December 31, 2019 and is included in accounts payable and accrued expenses in the consolidated and combined balance sheets.

As part of the acquisition of SG Broadcasting’s controlling interest in the Company from Emmis on November 25, 2019, MediaCo owed to Emmis the working capital of the stations, but the Company was permitted to collect and retain, for a period of nine months, the first $5.0 million of net working capital attributable to the stations as of the closing date. This amount is due to Emmis on the nine month anniversary of the closing date, or August 25, 2020. This right to $5.0 million of retained net working capital was satisfied in January 2020 and used in the operations of the business. MediaCo does not believe it will generate $5.0 million of excess cash from operations by August 25, 2020 to repay this amount to Emmis, but Standard General has guaranteed this payment to Emmis in the event MediaCo is unable to make the payment when due. Total net working capital due to Emmis of $8.5 million (of which $5 million is guaranteed by Standard General) is recorded in accounts payable and accrued expenses in the December 31, 2019 consolidated and combined balance sheet.

Convertible Promissory Notes

As a result of the transaction described above, on November 25, 2019, we issued convertible promissory notes to both Emmis and SG Broadcasting in the amounts of $5.0 million and $6.3 million, respectively. The terms of these notes are described in Note 5. Subsequent to December 31, 2019, the Company and SG Broadcasting amended and restated the SG Broadcasting Promissory Note and the Company borrowed additional amounts thereunder. See Note 15 for further discussion.

Convertible Preferred Stock

On December 13, 2019, in connection with the Fairway Acquisition, the Company issued to SG Broadcasting 220,000 shares of MediaCo Series A Convertible Preferred Stock. See Note 3 for a description of the Preferred Stock.

15. SUBSEQUENT EVENTS

On February 28, 2020, the Company and SG Broadcasting amended and restated the SG Broadcasting Promissory Note such that the maximum aggregate principal amount issuable under the note was increased from $6.3 million to $10.3 million. Also on February 28, 2020, SG Broadcasting loaned an additional $2.0 million to the Company pursuant to the amended note for working capital purposes.

On February 28, 2020, the Company entered into Amendment No. 1 to its Senior Credit Facility, in order to, among other things, increase the maximum aggregate principal amount issuable under the SG Broadcasting Promissory Note to $10.3 million.

On March 27, 2020, the Company entered into Amendment No. 2 (“Amendment No. 2”) to its amended and restated Senior Credit Facility, in order to, among other things, (i) reduce the required Consolidated Fixed Charge Coverage Ratio (as defined in the Senior Credit Facility) to 1.00x from June 30, 2020 to December 31, 2020, (ii) reduce the minimum Liquidity (as defined in the Senior Credit Facility) requirement to $1.0 million through September 30, 2020, (iii) permit equity contributions and loans during calendar year 2020 under the SG Broadcasting Promissory Note and any amendments thereto to count toward Consolidated EBITDA (as defined in the Senior Credit Facility) for purposes of the Consolidated Fixed Charge Coverage Ratio calculation, and (iv) increase the maximum aggregate principal amount issuable under the Second Amended and Restated SG Broadcasting Promissory Note (as defined below) from $10.3 million to $20.0 million. In connection with Amendment No. 2, the Company incurred an amendment fee of approximately $0.2 million, which was added to the principal amount of the Senior Credit Facility then outstanding.

On March 27, 2020, the Company and SG Broadcasting further amended and restated the SG Broadcasting Promissory Note (the “Second Amended and Restated SG Promissory Note”) such that the maximum aggregate principal amount issuable under the note was increased from $10.3 million to $20.0 million. On March 27, 2020, SG Broadcasting loaned an additional $3.0 million to the Company pursuant to the Second Amended and Restated SG Promissory Note for working capital purposes. Consequently, the principal amount outstanding under the Second Amended and Restated SG Broadcasting Promissory Note as of March 27, 2020 was $11.3 million.

In March 2020 the World Health Organization declared the global novel coronavirus disease 2019 (COVID-19) outbreak a pandemic. As of the date these financial statements were filed, we are already starting to feel the impact of COVID-19 on the advertising and event-related revenues of our radio segment and, to a lesser degree, the revenues of our outdoor advertising segment. The Company’s operations are being adversely affected as a result of COVID-19, with certain advertisers cancelling their orders and an overall reduction in new advertising orders, but the full extent of the impact is not known at this point as the scale and severity of the outbreak is still unknown.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this transition report, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (the “Controls Evaluation”) was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Based upon the Controls Evaluation, our CEO and CFO concluded that as of December 31, 2019, our Disclosure Controls are effective to ensure that information relating to MediaCo Holding Inc. and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

The Company is in the process of implementing our standardized control procedures within Fairway Outdoor and expects this to be completed during 2020.

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B. OTHER INFORMATION

Amended and Restated SG Broadcasting Promissory Note

On March 27, 2020, the Company entered into a second amendment and restatement of the SG Broadcasting Promissory Note (the “Second Amended and Restated SG Broadcasting Promissory Note”).  The Second Amended and Restated SG Broadcasting Promissory Note, among other things, increases the maximum aggregate principal amount issuable under the note from $10.3 million to $20.0 million. As of March 27, 2020, SG Broadcasting has loaned to the Company $11.3 million under the Second Amended and Restated SG Broadcasting Promissory Note and expects to make additional loans from time to time.

The Second Amended and Restated SG Broadcasting Promissory Note contains a limitation on conversion of the outstanding principal and any accrued but unpaid interest thereunder into shares of the Class A Common Stock, par value $0.01 per share (the “Class A Stock”), of the Company, such that the maximum number of shares of Class A Stock to be issued in connection with the conversion of the Second Amended and Restated SG Broadcasting Promissory Note shall not, without the prior approval of the shareholders of the Company, (i) exceed a number of shares equal to 19.9% of the outstanding shares of common stock of the Company immediately prior to February 28, 2020, (ii) exceed a number of shares that would evidence voting power greater than 19.9% of the combined voting power of the outstanding voting securities of the Company immediately prior to February 28, 2020, or (iii) otherwise exceed such number of shares of capital stock of the Company that would violate applicable listing rules of the Nasdaq Stock Market (“Nasdaq”), in each of subsections (i) through (iii), only to the extent required by applicable Nasdaq rules and guidance (the “Share Cap”). In the event the number of shares of Class A Stock to be issued upon conversion of the Second Amended and Restated SG Broadcasting Promissory Note exceeds the Share Cap, then the portions of the Second Amended and Restated SG Broadcasting Promissory Note that would result in the issuance of any excess shares shall cease being convertible, and the Company shall instead either (x) repay such portions of the Second Amended and Restated SG Broadcasting Promissory Note in cash or (y) obtain shareholder approval of the issuance of shares of Class A Stock in excess of the Share Cap prior to the issuance thereof.

As of March 27, 2020, SG Broadcasting is the controlling shareholder of the Company, beneficially owning more than 76.28% of the outstanding common stock of the Company, including 100% of the outstanding Class B Common Stock, par value $0.01 per share (the “Class B Stock”), of the Company, which percentages of Class A Stock and Class B Stock collectively represent more than 96.98% of the combined voting power of the outstanding voting securities of the Company.

Amendment No. 2 to our Senior Credit Facility

On March 27, 2020, the Company entered into Amendment No. 2 to its amended and restated Senior Credit Facility, in order to, among other things, (i) reduce the required Consolidated Fixed Charge Coverage Ratio (as defined in the Senior Credit Facility) to 1.00x from June 30, 2020 to December 31, 2020, (ii) reduce the minimum Liquidity (as defined in the Senior Credit Facility) requirement to $1.0 million through

September 30, 2020, (iii) permit equity contributions and loans during calendar year 2020 under the SG Broadcasting Promissory Note and any amendments thereto to count toward Consolidated EBITDA (as defined in the Senior Credit Facility) for purposes of the Consolidated Fixed Charge Coverage Ratio calculation, and (iv) increase the maximum aggregate principal amount issuable under the Second Amended and Restated SG Broadcasting Promissory Note from $10.3 million to $20.0 million.

The foregoing descriptions are qualified in their entireties by reference to the complete terms and conditions of the Second Amended and Restated SG Broadcasting Promissory Note, which is filed as Exhibit 10.19 hereto, and Amendment No. 2 to our Senior Credit Facility, which is filed as Exhibit 10.20 hereto, and which are incorporated by reference herein.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors or nominees to be directors of MediaCo is incorporated by reference from the sections entitled “Proposal 1: Election of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Certain Committees of the Board of Directors,” and “Corporate Governance – Code of Ethics” in the proxy statement for the Annual Meeting of Shareholders expected to be filed within 120 days after the end of the fiscal year to which this report applies. Information about executive officers of MediaCo or its affiliates who are not directors or nominees to be directors is presented in Part I under the caption “Information about our Executive Officers.”

ITEM 11.EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the sections entitled “Corporate Governance – Compensation of Directors,” and “Executive Compensation” in the proxy statement for the Annual Meeting of Shareholders expected to be filed within 120 days after the end of the fiscal year to which this report applies.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference from the section entitled “Security Ownership of Beneficial Owners and Management” in the proxy statement for the Annual Meeting of Shareholders expected to be filed within 120 days after the end of the fiscal year to which this report applies.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from the sections entitled “Corporate Governance – Independent Directors” and “Corporate Governance – Transactions with Related Persons” in the proxy statement for the Annual Meeting of Shareholders expected to be filed within 120 days after the end of the fiscal year to which this report applies.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from the section entitled “Matters Relating to Independent Registered Public Accountants” in the proxy statement for the Annual Meeting of Shareholders expected to be filed within 120 days after the end of the fiscal year to which this report applies.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

The financial statements filed as a part of this report are set forth under Item 8.

Financial Statement Schedules

No financial statement schedules are required to be filed with this report.

Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Contribution and Distribution Agreement, dated as of June 28, 2019, by and among Emmis Communications Corporation, MediaCo Holding Inc., and SG Broadcasting LLC.*		8-K		2.1	11/27/2019
3.1	Amended and Restated Articles of Incorporation of MediaCo Holding Inc., as amended.	X
3.2	Amended and Restated Code of Bylaws of MediaCo Holding Inc.		10-12B/A		3.2	11/22/2019
4.1	Description of Capital Stock	X
10.1	Term Loan Agreement, dated as of November 25, 2019, by and among MediaCo Holding Inc., the other parties designated as borrowers thereto, the financial institutions from time to time party thereto, and GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent.*		8-K		10.1	11/27/2019
10.2	Employee Leasing Agreement, dated as of November 25, 2019, by and between Emmis Operating Company and MediaCo Holding Inc.*#		8-K		10.2	11/27/2019
10.3	Management Agreement, dated as of November 25, 2019, by and between Emmis Operating Company and MediaCo Holding Inc.*#		8-K		10.3	11/27/2019
10.4	Shared Services Agreement (WEPN), dated as of November 25, 2019, by and between Emmis Operating Company and MediaCo Holding Inc.#		8-K		10.4	11/27/2019
10.5	Shared Services Agreement (WLIB), dated as of November 25, 2019, by and between WBLS-WLIB LLC and MediaCo Holding Inc.#		8-K		10.5	11/27/2019
10.6	Local Programming and Marketing Agreement, dated as of November 25, 2019, by and between MediaCo Holding Inc. and WBLS-WLIB LLC.		8-K		10.6	11/27/2019
10.7	Antenna Site Agreement (WBLS Aux), dated as of November 25, 2019, by and between WLIB Tower LLC and MediaCo Holding Inc.#		8-K		10.7	11/27/2019
10.8	Promissory Note, dated as of November 25, 2019, by MediaCo Holding Inc. in favor of Emmis Communications Corporation.		8-K		10.8	11/27/2019
10.9	Promissory Note, dated as of November 25, 2019, by MediaCo Holding Inc. in favor of SG Broadcasting LLC.		8-K		10.9	11/27/2019
10.10	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed November 22, 2019 (File No. 001-39029).+
10.11	Assignment and Assumption of Purchase Agreement, dated as of December 13, 2019, by and between Billboards LLC and MediaCo Holding Inc.*		8-K		10.1	12/18/2019
10.12	Equity Purchase Agreement, dated as of October 16, 2019, by and among Billboards LLC, FMG Kentucky, LLC, FMG Valdosta, LLC, and Fairway Outdoor Advertising Group, LLC.*		8-K		10.2	12/18/2019

10.13	Transitional Services Agreement, dated as of December 13, 2019, by and between, FMG Kentucky, LLC, FMG Valdosta, LLC, and Fairway Outdoor Advertising Group, LLC.		8-K	10.3	12/18/2019
10.14	Employee Assignment and Assumption Agreement, dated as of December 13, 2019, by and between FMG Kentucky, LLC and Fairway Outdoor Advertising Group, LLC.		8-K	10.4	12/18/2019
10.15	Employee Assignment and Assumption Agreement, dated as of December 13, 2019, by and between FMG Valdosta, LLC and Fairway Outdoor Advertising Group, LLC.		8-K	10.5	12/18/2019
10.16	Amended and Restated Term Loan Agreement, dated as of December 13, 2019, by and among MediaCo Holding Inc., the other parties designated as borrowers thereto, the financial institutions from time to time party thereto, and GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent.		8-K	10.6	12/18/2019
10.17	Amended and Restated Promissory Note, dated as of February 28, 2020, by MediaCo Holding Inc. in favor of SG Broadcasting LLC.		8-K	10.1	3/2/2020
10.18	Amendment No. 1 to Amended and Restated Term Loan Agreement, dated as of February 28, 2020, by and among MediaCo Holding Inc., the other parties designated as borrowers thereto, the financial institutions from time to time party thereto, and GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent.		8-K	10.2	3/2/2020
10.19	Amended and Restated Promissory Note, dated as of March 27, 2020, by MediaCo Holding Inc. in favor of SG Broadcasting LLC.	X
10.20

Amendment No. 2 to Amended and Restated Term Loan Agreement, dated as of March 27, 2020, by and among MediaCo Holding Inc., the other parties designated as borrowers thereto, the financial institutions from time to time party thereto, and GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent.

X
21	Subsidiaries of MediaCo Holding Inc.	X
24	Powers of Attorney	X
31.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

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

ITEM 16. FORM 10-K SUMMARY.

None.

Signatures.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACO HOLDING INC.

Date: March 27, 2020	By:	/s/ Jeffrey H. Smulyan
Jeffrey H. Smulyan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE

Date: March 27, 2020	/s/ Jeffrey H. Smulyan	Chief Executive Officer and Director
	Jeffrey H. Smulyan	(Principal Executive Officer)

Date: March 27, 2020	/s/ Ryan A. Hornaday	Executive Vice President, Chief Financial Officer
	Ryan A. Hornaday	and Treasurer (Principal Financial Officer and
Principal Accounting Officer)

Date: March 27, 2020	/s/ Patrick M. Walsh	President, Chief Operating Officer and Director
Patrick M. Walsh

Date: March 27, 2020	/s/ J. Scott Enright	Executive Vice President, General Counsel and
	J. Scott Enright	Secretary and Director

Date: March 27, 2020	Andrew Glaze*	Director
Andrew Glaze

Date: March 27, 2020	Laura Lee*	Director
Laura Lee

Date: March 27, 2020	Mary Beth McAdaragh*	Director
Mary Beth McAdaragh

Date: March 27, 2020	Deborah McDermott*	Director
Deborah McDermott

*By:	/s/ J. Scott Enright
J. Scott Enright Attorney-in-Fact