Form 10-Q
period 2020-03-31
Mediaco Holding Inc.
filed 2020-05-15
CIK 1784254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of May 11, 2020, was:

1,683,263	Shares of Class A Common Stock, $.01 Par Value
5,413,197	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2020
NET REVENUES	$8,146	$11,785
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	6,888	9,457
Corporate expenses	—	1,165
Depreciation and amortization	341	1,027
Total operating expenses	7,229	11,649
OPERATING INCOME	917	136
OTHER EXPENSE:
Interest expense	—	(2,238)
INCOME (LOSS) BEFORE INCOME TAXES	917	(2,102)
PROVISION (BENEFIT) FOR INCOME TAXES	289	(617)
CONSOLIDATED NET INCOME (LOSS)	628	(1,485)
PREFERRED STOCK DIVIDENDS	—	529
NET INCOME (LOSS)	$628	$(2,014)

Basic and diluted net income (loss) per share attributable to common shareholders	$0.38	$(0.28)
Basic and diluted weighted average common shares outstanding	1,667	7,084

The accompanying notes are an integral part of these unaudited condensed consolidated and combined statements.

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2019	March 31, 2020
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,083	$4,405
Accounts receivable, net	11,101	10,393
Prepaid expenses	1,111	1,627
Other current assets	1,798	373
Total current assets	16,093	16,798
PROPERTY AND EQUIPMENT, NET	31,563	31,009
INTANGIBLE ASSETS, NET	78,949	78,640
OTHER ASSETS:
Deferred tax assets	13,863	14,480
Operating lease right of use assets	26,339	25,708
Deposits and other	359	358
Total other assets	40,561	40,546
Total assets	$167,166	$166,993
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,184	$8,574
Current maturities of long-term debt	3,672	3,672
Accrued salaries and commissions	728	555
Deferred revenue	1,688	1,506
Operating lease liabilities	3,161	3,079
Other current liabilities	346	1,085
Total current liabilities	20,779	18,471
LONG TERM DEBT, NET OF CURRENT	77,668	81,890
OPERATING LEASE LIABILITIES, NET OF CURRENT	22,983	22,182
ASSET RETIREMENT OBLIGATIONS	5,623	5,805
OTHER NONCURRENT LIABILITIES	239	256
Total liabilities	127,292	128,604
COMMITMENTS AND CONTINGENCIES
SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK, $0.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED; 220,000 SHARES ISSUED AND OUTSTANDING	22,110	22,639
EQUITY:
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 1,666,667 shares and 1,683,263 shares at December 31, 2019, and March 31, 2020, respectively	17	17
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 5,359,753 shares and 5,413,197 shares at December 31, 2019, and March 31, 2020, respectively	54	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	20,644	20,644
Accumulated deficit	(2,951)	(4,965)
Total equity	17,764	15,750
Total liabilities and equity	$167,166	$166,993

The accompanying notes are an integral part of these unaudited condensed consolidated and combined statements.

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	APIC	Net Parent Investment	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2018	—	$—	—	$—	$—	$79,810	$—	$79,810
Net income	—	—	—	—	—	628	—	628
Net distributions to Emmis Communications Corp.	—	—	—	—	—	(3,451)	—	(3,451)
BALANCE, MARCH 31, 2019	—	$—	—	$—	$—	$76,987	$—	$76,987

BALANCE, DECEMBER 31, 2019	1,666,667	$17	5,359,753	$54	$20,644	$—	$(2,951)	$17,764
Net loss	—	—	—	—	—	—	(1,485)	(1,485)
Adjustments related to distribution of common shares	16,596	—	53,444	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(529)	(529)
BALANCE, MARCH 31, 2020	1,683,263	$17	5,413,197	$54	$20,644	$—	$(4,965)	$15,750

The accompanying notes are an integral part of these unaudited condensed consolidated and combined statements.

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2019	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$628	$(1,485)
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Depreciation and amortization	341	1,027
Amortization of debt discount	—	140
Provision for bad debts	20	373
Accretion of asset retirement obligation	—	182
Provision for deferred income taxes	246	(617)
Noncash compensation	57	—
Loss on sale of property and equipment	—	78
Changes in assets and liabilities -
Accounts receivable	2,709	335
Prepaid expenses and other current assets	(676)	909
Other assets	62	587
Accounts payable and accrued liabilities	79	(2,783)
Deferred revenue	199	(182)
Income taxes	43	—
Other liabilities	(120)	(127)
Net cash provided by (used in) operating activities	3,588	(1,563)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(80)	(197)
Net cash used in investing activities	(80)	(197)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	—	(918)
Proceeds from long-term debt	—	5,181
Payments for debt-related costs	—	(181)
Net transactions with Emmis Communications Corp.	(3,508)	—
Net cash (used in) provided by financing activities	(3,508)	4,082
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	2,322
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	—	2,083
End of period	$—	$4,405
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$1,148

The accompanying notes are an integral part of these unaudited condensed consolidated and combined statements.

MEDIACO HOLDING INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)

March 31, 2020

(Unaudited)

Note 1. Organization

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

Unless the context otherwise requires, references to “we”, “us” and “our” refer to MediaCo after giving effect to the contribution of the Stations by Emmis, as well as to the Stations while they were wholly owned by Emmis and other businesses owned by MediaCo. Prior to November 25, 2019, MediaCo had not conducted any business as a separate company and had no assets or liabilities. The operations of the Stations contributed to us by Emmis on November 25, 2019, are presented as if they were our operations for all historical periods described and at the carrying value of such assets and liabilities reflected in Emmis’ books and records.

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

Note 2. Basis of Presentation and Combination

Our condensed consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring adjustments) have been included.

For the three months ended March 31, 2019, MediaCo was 100% owned by Emmis. Our financial statements for this period are derived from the books and records of Emmis and were carved-out from Emmis at a carrying value reflective of historical cost in Emmis’ records. Our historical combined financial results include an allocation of expense related to certain Emmis corporate functions, including executive oversight, legal, finance, human resources, and information technology. These expenses have been allocated to us based on direct usage or benefit where specifically identifiable, with the remainder allocated primarily on a pro rata basis of revenue, headcount and other measures. We consider this expense allocation methodology and results thereof to be reasonable. However, the allocations may not be indicative of the actual expense that would have been incurred had we operated as an independent, publicly traded company for all periods presented. It is impracticable to estimate what the standalone costs of MediaCo would have been in the historical periods.

The equity balance in the condensed consolidated and combined financial statements prior to the Transaction represents the excess of total assets over total liabilities. All transactions between the Stations and Emmis were considered to be effectively settled in the consolidated and combined financial statements at the time the intercompany transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the consolidated and combined statements of cash flow as a financing activity and in the consolidated and combined statements of changes in equity as net parent company investment.

Upon consummation of the Transaction, the debt which the Company assumed in connection with transactions between shareholders was recorded to equity, and the total amount of net parent company investment was reclassified to additional paid in capital in the accompanying consolidated and combined financial statements.

Note 3. Summary of Significant Accounting Policies

Allocation Policies

The following allocation policies were established by management of Emmis for the three-month period ended March 31, 2019. In the opinion of management, the methods for allocating these costs were reasonable. It is not practicable to estimate the costs that would have been incurred by us if we had been operated on a stand‑alone basis.

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

(iv)  Allocated Charges

Allocations of Emmis’ costs were included in the condensed consolidated and combined statements of operations of the Stations as follows:

	For the Three Months Ended March 31,
	2019	2020
Operating expenses, excluding depreciation and amortization expense	$481	$—
Noncash compensation	57	—
Allocated charges from Emmis	$538	$—

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

Use of Estimates

We prepared the accompanying condensed consolidated and combined financial statements in accordance with GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements and in disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

Per Share Data

ASC Topic 260, “Earnings Per Share,” requires presentation of basic income per share (“EPS”) on the face of the income statement for all entities with simple capital structures. Basic EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. For entities with complex capital structures, diluted EPS is also required. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The 1,666,667 Class A shares issued to Emmis have been assumed to have been outstanding for all periods through March 31, 2020. There were no potentially dilutive securities during the three-month periods ended March 31, 2019 and 2020, as neither the convertible promissory notes issued to Emmis and SG Broadcasting described in Note 6, nor the Series A convertible preferred stock described in Note 13, are convertible until May 25, 2020.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Pursuant to ASC Topic 205-40, “Going Concern,” the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period. In evaluating the Company’s ability to continue as a going concern for this reporting period, management evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date of the filing of these financial statements (May 15, 2020). Management considered the Company’s ability to forecast future cash flows, current financial condition, sources of liquidity and debt service obligations due on or before May 15, 2021.

The Company has been and continues to be negatively impacted by COVID-19, which the Company expects to negatively impact revenues and profitability for an undetermined period of time.  Management has considered these circumstances in assessing the Company’s liquidity over the next year.  Liquidity is a measure of an entity’s ability to meet potential cash requirements, maintain its assets, fund its operations, and meet the other general cash needs of its business. The Company’s liquidity is impacted by general economic, financial, competitive, and other factors beyond its control. The Company’s liquidity requirements consist primarily of funds necessary to pay its expenses, principally debt service and operational expenses, such as labor costs, and other related expenditures. The Company generally satisfies its liquidity needs through cash provided by operations.  In addition, the Company has taken steps to enhance its ability to fund its operational expenses by reducing various costs and is prepared to take additional steps as necessary.

The Company has debt service obligations of approximately $10.5 million due under its Senior Credit Facility in the next twelve months.  Additionally, the Company owes $5.0 million to Emmis in August 2020, with such amount guaranteed by Standard General in the event MediaCo is unable to make the payment when due. Because the Company’s operating results and financial condition have been adversely impacted by the COVID-19 pandemic, the Company expects its revenues and profitability to decline over the next several months. Because the duration and severity of the impact is unknown as of the filing of this Form 10-Q, management is unable to determine with certainty that the Company will be able to meet its liquidity needs for the next twelve months with cash and cash equivalents on hand, projected cash flows from operations, and/or additional borrowings. Under the terms of its Senior Credit Facility, the amount of debt outstanding thereunder is limited to a formula based on 60% of the fair value of the Company’s FCC licenses plus a multiple of the Company’s Billboard Cash Flow (as defined in the Senior Credit Facility). Management is also unable to determine whether the Company will be in compliance with its debt covenants and the limits of its borrowing base for the next twelve months. If necessary, management intends to request a waiver or amendment to its Senior Credit Facility and seek additional borrowings from Standard General; however, no assurances can be made that the Company will be successful. While the Company had been successful in obtaining waivers and amendments under its Senior Credit Facility and had also received additional liquidity from Standard General in the past, no assurances can be made that the Company will be successful or receive such liquidity in the future. Accordingly, there is substantial doubt about our ability to continue as a going concern through May 15, 2021. Furthermore, depending on the duration and severity of the impact the COVID-19 pandemic has on our businesses, we may record future impairments of assets or valuation allowances against our deferred tax assets.

Recent Accounting Pronouncements Not Yet Implemented

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses, which introduces new guidance for an approach based on using expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities and net investments in leases as well as reinsurance and trade receivables. This standard will be effective for us as of January 1, 2023. We are currently evaluating the impact that the adoption of the new standard will have on our condensed consolidated and combined financial statements.

Note 4. Intangible Assets

Valuation of Indefinite-lived Broadcasting Licenses

In accordance with Accounting Standards Codification ("ASC") Topic 350, “Intangibles—Goodwill and Other,” the Company’s FCC licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually as discussed below.

The carrying amounts of the Company’s FCC licenses were $63.3 million as of December 31, 2019 and March 31, 2020. Pursuant to our accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA with another broadcaster. The stations have historically performed an annual impairment test of indefinite-lived intangibles as of December 1 of each year. In connection with our change in fiscal years from one that ends in February to a traditional calendar year end, we plan to perform our annual impairment test of indefinite-lived intangible assets as of October 1 of each year. When indicators of impairment are present, we will perform an interim impairment test. During the three months ended March 31, 2020, the emergence of the COVID-19 pandemic only had a modest impact on our radio operations; hence, no interim impairment testing was warranted. These impairment tests may result in additional impairment charges in future periods.

Fair value of our FCC licenses is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine the fair value of our FCC licenses, the Company considers both income and market valuation methods when it performs its impairment tests. Under the income method, the Company projects cash flows that would be generated by its unit of accounting assuming the unit of accounting was commencing operations in its market at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC license. The Company assumes the competitive situation that exists in its market remains unchanged, with the exception that its unit of accounting commenced operations at the beginning of the valuation period. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license. Major assumptions involved in this analysis include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share and discount rate. Each of these assumptions may change in the future based upon changes in general economic conditions, audience behavior, consummated transactions, and numerous other variables that may be beyond our control. The projections incorporated into our license valuations take into consideration then current economic conditions. Under the market method, the Company uses recent sales of comparable radio stations for which the sales value appeared to be concentrated entirely in the value of the license, to arrive at an indication of fair value. When evaluating our radio broadcasting licenses for impairment, the testing is performed at the unit of accounting level as determined by ASC Topic 350-30-35. In our case, radio stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA.

Valuation of Goodwill

As a result of the Fairway Acquisition discussed in Note 1, goodwill of $11.4 million was recognized in December 2019. ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. The acquisition closed on December 13, 2019 and all assets acquired and liabilities assumed were valued as of that date, resulting in a goodwill valuation of $11.4 million. We made a purchase price allocation adjustment during the three months ended March 31, 2020 resulting in an increase to goodwill of $0.1 million. The goodwill relating to this acquisition accounts for all goodwill on the condensed consolidated balance sheets as of December 31, 2019 and March 31, 2020. During the three months ended March 31, 2020, the emergence of the COVID-19 pandemic had a minimal impact on our outdoor operations; hence, no interim impairment testing was warranted. The Company will conduct its impairment test on October 1 of each fiscal year, unless indications of impairment exist during an interim period. The purchase price allocation of the Fairway Acquisition is preliminary and subject to adjustment. Any adjustment to the purchase price allocation may directly impact the value of goodwill.

Valuation of Trade Name

As a result of the Fairway Acquisition, the Company acquired the trade name “Fairway”. The trade name is well known in the industry and is being retained for continued market use following the acquisition. This trade name favorably factors into customer purchasing decisions. For the purchase price allocation, the trade name was valued using the relief from royalty method. This method is based on what a company would be willing to pay for a royalty in order to exploit the related benefits of the trade name. The value of the trade name is determined by discounting the inherent after-tax royalty savings associated with ownership or possession of the trade name. The preliminary valuation assigned to the trade name as a result of the purchase price accounting is $0.7 million. The trade name is an indefinite-lived intangible asset based on our intention to renew it when legally required and to utilize it going forward. We will assess the trade name annually for impairment on October 1 of each year, unless indications of impairment exist during an interim period.

Definite-lived intangibles

The following table presents the weighted-average useful life at March 31, 2020, and the gross carrying amount and accumulated amortization for our definite-lived intangible assets at December, 31 2019, and March 31, 2020:

	As of December 31, 2019			As of March 31, 2020
	(in 000's, except years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Programming agreement	$2,154	$1,640	$514	$2,154	$1,713	$441	1.5
Customer List	3,030	14	3,016	3,030	295	2,735	2.7

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

Total amortization expense from definite-lived intangibles for the three-month periods ended March 31, 2019 and 2020 was $0.1 million and $0.4 million, respectively. The following table presents the Company's estimate of future amortization expense for definite-lived intangibles:

Year ending December 31,	Expected Amortization Expense
Remainder of 2020	$978
2021	1,230
2022	968

Note 5. Revenue

The Company generates revenue from the sale of services including, but not limited to: (i) on-air commercial broadcast time, (ii) display advertising on outdoor structures, (iii) non-traditional revenues including event-related revenues and event sponsorship revenues, and (iv) digital advertising. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue. Substantially all deferred revenue is recognized within twelve months of the payment date. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Advertising revenues presented in the condensed consolidated and combined financial statements are reflected on a net basis, after the deduction of advertising agency fees, usually at a rate of 15% of gross revenues.

Radio Advertising

On-air broadcast revenue is recognized when or as performance obligations under the terms of a contract with a customer are satisfied. This typically occurs over the period of time that advertisements are provided, or as an event occurs. Revenues are reported at the amount the Company expects to be entitled to receive under the contract. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue in the condensed consolidated balance sheet. Substantially all deferred revenue is recognized within twelve months of the payment date.

Outdoor Advertising

Our outdoor advertising business has approximately 3,300 faces consisting of bulletins, posters and digital billboards. Bulletins are generally large, illuminated advertising structures that are located on major highways and target vehicular traffic. Posters are generally smaller advertising structures that are located on major traffic arteries and city streets and target vehicular and pedestrian traffic. Digital billboards are computer controlled LED displays where six to eight advertisers rotate continuously, each one having seven to ten seconds to display a static image. Digital billboards are generally located on major traffic arteries and streets.

Nontraditional

Nontraditional revenues principally consist of ticket sales and sponsorship of events our stations conduct in their local market. These revenues are recognized when our performance obligations are fulfilled, which generally coincides with the occurrence of the related event.

Digital

Digital revenue relates to revenue generated from the sale of digital marketing services (including display advertisements and video sponsorships, but excluding digital billboard advertisements) to advertisers. Digital revenues are generally recognized as the digital advertising is delivered.

Other

Other revenue includes barter revenue, network revenue, and production revenue. The Company provides advertising broadcast time in exchange for certain products and services, including on-air radio programming. These barter arrangements generally allow the Company to preempt such bartered broadcast time in favor of advertisers who purchase time for cash consideration. These barter arrangements are valued based upon the Company’s estimate of the fair value of the products and services received. Revenue is recognized on barter arrangements when we broadcast the advertisements. Advertisements delivered under barter arrangements are typically aired during the same period in which the products and services are consumed. The Company also sells certain remnant advertising inventory to third-parties for cash, and we refer to this as network revenue. The third-parties aggregate our remnant inventory with other broadcasters' remnant inventory for sale to third parties, generally to large national advertisers. This network revenue is recognized as we broadcast the advertisements. In connection with certain outdoor advertising arrangements, the customer may request that the Company produce the billboard wrap (commonly printed on a vinyl material) displaying the customer’s advertisement on our outdoor structure. This production revenue is recognized as the deliverable is made available to the customer or attached to our outdoor structure.

Disaggregation of revenue

The following table presents the Company's revenues disaggregated by revenue source:

	For the Three Months Ended March 31,
	2019	% of Total	2020	% of Total
Revenue by Source:
Radio Advertising	$6,042	74%	$6,380	54%
Outdoor Advertising	—	0%	3,267	28%
Nontraditional	261	3%	168	1%
Digital	714	9%	674	6%
Other	1,129	14%	1,296	11%
Total net revenues	$8,146		$11,785

Note 6. Long Term Debt

Long-term debt was comprised of the following at December 31, 2019, and March 31, 2020:

	December 31, 2019	March 31, 2020
Senior credit facility	$72,527	$71,789
Notes payable to Emmis	5,000	5,000
Notes payable to SG Broadcasting	6,250	11,250
Less: Current maturities	(3,672)	(3,672)
Less: Unamortized original issue discount	(2,437)	(2,477)
Total long-term debt, net of current portion and debt discount	$77,668	$81,890

Senior Credit Facility

On November 25, 2019, the Company entered into a $50.0 million, five-year senior secured term loan agreement (the “Senior Credit Facility”) with GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent, which included one tranche of additional borrowings of $25.0 million. The Senior Credit Facility provided for initial borrowings of up to $50.0 million, of which net proceeds of $48.3 million after debt discount of $1.7 million, were paid concurrently to Emmis in connection with SG Broadcasting’s acquisition of a controlling interest in the Company. The Senior Credit Facility bears interest at a rate equal to the London Interbank Offered Rate ("LIBOR"), plus 7.5%, with a 2.0% LIBOR floor. The Senior Credit Facility requires interest payments on the first business day of each calendar month, and quarterly payments on the principal in an amount equal to one and one quarter percent of the initial aggregate principal amount are due on the last day of each calendar quarter. The Senior Credit Facility includes covenants pertaining to, among other things, the ability to incur indebtedness, restrictions on the payment of dividends, minimum Liquidity of $2.0 million for the period from the effective date until November 25, 2020, $2.5 million for the period from November 26, 2020 until November 25, 2021, and $3.0 million for the period thereafter, collateral maintenance, minimum Consolidated Fixed Charge Coverage Ratio of 1.10:1.00, and other customary restrictions. The Company borrowed $23.4 million of the remaining available borrowings to fund the Fairway Acquisition on December 13, 2019. Proceeds received were $22.6 million, net of a debt discount of $0.8 million.

On February 28, 2020, the Company entered into Amendment No. 1 to its Senior Credit Facility, in order to, among other things, increase the maximum aggregate principal amount issuable under the SG Broadcasting Promissory Note to $10.3 million.

On March 27, 2020, the Company entered into Amendment No. 2 (“Amendment No. 2”) to its Senior Credit Facility, in order to, among other things, (i) reduce the required Consolidated Fixed Charge Coverage Ratio (as defined in the Senior Credit Facility) to 1.00x from June 30, 2020 to December 31, 2020, (ii) reduce the minimum Liquidity (as defined in the Senior Credit Facility) requirement to $1.0 million through September 30, 2020, (iii) permit equity contributions and loans during calendar year 2020 under the SG Broadcasting Promissory Note and any amendments thereto to count toward Consolidated EBITDA (as defined in the Senior Credit Facility) for purposes of the Consolidated Fixed Charge Coverage Ratio calculation, and (iv) increase the maximum aggregate principal amount issuable under the Second Amended and Restated SG Broadcasting Promissory Note (as defined below) from $10.3 million to $20.0 million. In connection with Amendment No. 2, the Company incurred an amendment fee of approximately $0.2 million, which was added to the principal amount of the Senior Credit Facility then outstanding. The Senior Credit Facility is carried net of a total unamortized discount of $2.5 million at March 31, 2020.

Notes Payable to Emmis

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

Notes Payable to SG Broadcasting

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

On March 27, 2020, the Company and SG Broadcasting further amended and restated the SG Broadcasting Promissory Note (the “Second Amended and Restated SG Promissory Note”) such that the maximum aggregate principal amount issuable under the note was increased from $10.3 million to $20.0 million. Amounts in excess of $6.3 million may not be converted into Class A common stock unless the issuance of such shares is approved by the Company’s shareholders. On March 27, 2020, SG Broadcasting loaned an additional $3.0 million to the Company pursuant to the Second Amended and Restated SG Promissory Note for working capital purposes. Consequently, the principal amount outstanding under the Second Amended and Restated SG Broadcasting Promissory Note as of March 31, 2020 was $11.3 million.

Based on amounts outstanding at March 31, 2020, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

Year ended December 31,	Senior Credit Facility	Emmis Note	SG Broadcasting Note	Total Payments
Remainder of 2020	$2,754	$—	$—	$2,754
2021	3,672	—	—	3,672
2022	3,672	—	—	3,672
2023	3,672	—	—	3,672
2024	58,019	5,000	—	63,019
Thereafter	—	—	11,250	11,250
Total	$71,789	$5,000	$11,250	$88,039

Note 7. Regulatory, Legal and Other Matters

From time to time, our stations are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

Note 8. Income Taxes

As discussed in Note 3, our provision for income taxes for the three-month period ended March 31, 2019 in these condensed consolidated and combined financial statements has been calculated using the separate return basis, as if we filed separate tax returns. The effective tax rate for the three months ended March 31, 2019 and 2020 was 32% and (29)% respectively, which approximates the combined federal, state and local statutory rate of 30%.

Note 9. Leases

We determine if an arrangement is a lease at inception. We have operating leases for office space, tower space, equipment and automobiles expiring at various dates through October 2049. Some leases have options to extend and some have options to terminate. Beginning March 1, 2019, operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities in our condensed consolidated and combined balance sheet.

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

Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. Variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time, are expensed in the period in which the obligation for these payments was incurred. Variable lease expense recognized in the three months ended March 31, 2020 was not material.

We elected not to apply the recognition requirements of Accounting Standards Codification 842, “Leases”, to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, we recognized lease payments in the condensed consolidated and combined statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized in the three months ended March 31, 2020, was not material.

The impact of operating leases to our condensed consolidated financial statements was as follows:

Three Months Ended March 31,
2020
Lease Cost
Operating lease cost	$1,248
Other Information
Operating cash flows from operating leases	1,490
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted average remaining lease term - operating leases (in years)	9.1
Weighted average discount rate - operating leases	10.5%

As of March 31, 2020, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ending December 31,
Remainder of 2020	$3,549
2021	5,211
2022	5,105
2023	4,123
2024	2,712
After 2024	18,968
Total lease payments	39,668
Less imputed interest	14,407
Total recorded lease liabilities	$25,261

Our outdoor advertising business generates lessor revenue derived from operating leases accounted for under ASC 842, “Leases.” Minimum fixed lease consideration under non-cancelable operating leases for each of the next five years and thereafter, excluding variable lease consideration, as of March 31, 2020, is as follows:

Year ending December 31,
Remainder of 2020	$6,456
2021	—
2022	—
2023	—
2024	—
After 2024	—

Note 10. Asset Retirement Obligations

The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations.

Balance at December 31, 2019	$5,623
Purchase price allocation adjustment	44
Accretion expense	182
Liabilities settled	(44)
Balance at March 31, 2020	$5,805

Note 11. Acquisition

On December 9, 2019, the Company’s Board approved the assumption from an affiliate of SG Broadcasting of an agreement to purchase FMG Valdosta, LLC and FMG Kentucky, LLC from Fairway Outdoor Advertising Group, LLC for a purchase price of $43.1 million, subject to customary working capital adjustments. Closing of the transaction occurred on December 13, 2019. FMG Valdosta, LLC and FMG Kentucky, LLC are outdoor advertising businesses that operate advertising displays principally across Kentucky, West Virginia, Florida and Georgia. The acquisition was funded through $23.4 million of additional borrowings under the Senior Credit Facility as described in Note 6, which were net of a debt discount of $0.8 million, resulting in $22.6 million of proceeds. The remainder was financed by SG Broadcasting through $22.0 million of newly-issued Series A Convertible Preferred Stock. The terms of the Series A convertible preferred stock are described in Note 13. The Company believes this is a highly-scalable business model with attractive operative leverage.

As of March 31 2020, our fair value allocation of the assets acquired and liabilities assumed from Fairway Outdoor is considered preliminary and is subject to revision, which may result in adjustments to this allocation. An adjustment was made in the three-month period ended March 31, 2020 which resulted in an increase to both goodwill and the asset retirement obligation of less than $0.1 million. We continue to analyze inputs to the valuation models for all long term assets, including intangibles, as well as estimated asset retirement obligations. We expect to finalize these amounts during 2020. The allocations presented in the table below are based upon management’s estimate of the fair value using valuation techniques including income, cost and market approaches. The most significant asset acquired, property, plant and equipment, was valued using the cost approach. The preliminary purchase price allocation was as follows:

Cash consideration	$43,108
Due from Seller	(106)
Total Consideration	$43,002

Accounts receivable	$1,676
Other current assets	105
Property, plant and equipment	29,971
Operating lease, right-of-use assets	15,267
Goodwill	11,468
Intangibles (Note 4)	3,760
Deferred tax asset	1,040
Other assets	16
Assets Acquired	$63,303
Accounts payable	$73
Accrued expenses and other current liabilities	539
Current portion of operating lease liabilities	822
Operating lease liabilities, less current portion	12,320
Asset retirement obligations (Note 10)	5,634
Deferred revenue	760
Other noncurrent liabilities	153
Liabilities Assumed	$20,301
Net Assets Acquired	$43,002

The Fairway Acquisition was accounted for under the acquisition method of accounting, and, accordingly, the accompanying consolidated and combined financial statements include the results of operations of each acquired entity from the date of acquisition.

The following unaudited pro forma financial information for the Company gives effect to the Fairway Acquisition as if it had occurred on January 1, 2019. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on such date or to project the Company’s results of operations for any future period.

Three Months Ended March 31, 2019
Net revenues	$11,470
Net loss attributable to common shareholders	40

Goodwill of $11.5 million was recognized as a result of the purchase which represented the excess of the purchase price over the identifiable acquired assets, $9.0 million of which is deductible for tax purposes. The goodwill acquired is assigned to the outdoor advertising segment.

Note 12. Segment Information

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

The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K for the ten months ended December 31, 2019, and in Note 1 to these condensed consolidated and combined financial statements, are applied consistently across segments.

Three Months Ended March 31, 2020	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$8,339	$3,446	$—	$11,785
Operating expenses excluding and depreciation and amortization expense	6,931	2,526	—	9,457
Corporate expenses excluding depreciation and amortization expense	—	—	1,165	1,165
Depreciation and amortization	249	778	—	1,027
Operating income (loss)	$1,159	$142	$(1,165)	$136

Three Months Ended March 31, 2019	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$8,146	$—	$—	$8,146
Operating expenses excluding depreciation and amortization expense	6,888	—	—	6,888
Depreciation and amortization	341	—	—	341
Operating income	$917	$—	$—	$917

Total Assets	Radio	Outdoor Advertising	Consolidated
As of December 31, 2019	$102,921	$64,245	$167,166
As of March 31 2020	104,251	62,742	166,993

Note 13. Related Party Transactions

Corporate Overhead and Share-Based Compensation

For the three months ended March 31, 2019, MediaCo was 100% owned by Emmis. Our financial statements for this period are derived from the books and records of Emmis. As described below, Emmis provides us certain services, including executive oversight, legal, finance, human resources and information technology. Our condensed consolidated and combined financial statements reflect an allocation of these costs. When specific identification is not practicable, these costs have been allocated on a pro rata basis of revenue, headcount and other measures. In addition, our employees participated in Emmis share-based compensation plans, the costs of which have been allocated to us.

Transaction Agreement with Emmis and SG Broadcasting

On June 28, 2019, MediaCo entered into a Contribution and Distribution Agreement with Emmis and SG Broadcasting, pursuant to which (i) Emmis contributed the assets of its radio stations WQHT-FM and WBLS-FM, in exchange for $91.5 million in cash, a $5.0 million note and 23.72% of the common stock of MediaCo, (ii) Standard General purchased 76.28% of the common stock of MediaCo, and (iii) the common stock of MediaCo received by Emmis was distributed pro rata in a taxable dividend to Emmis’ shareholders on January 17, 2020. The common stock of MediaCo acquired by Standard General is entitled to ten votes per share and the common stock acquired by Emmis and distributed to Emmis’ shareholders is entitled to one vote per share. Emmis will continue to provide management services to the Stations under a Management Agreement, subject to the direction of the MediaCo board of directors which currently consists of four directors appointed by Standard General and three directors appointed by Emmis. MediaCo will pay Emmis an annual management fee of $1.25 million, plus reimbursement of certain expenses directly related to the operation of MediaCo’s business. The sale closed on November 25, 2019, at which time MediaCo and Emmis also entered into the management agreement (the “Management Agreement”), an employee leasing agreement (the “Employee Leasing Agreement”) and certain other ancillary agreements.

For the three months ended March 31, 2020, MediaCo recorded $0.3 million of management fee expense, which is included in corporate expenses in the accompanying condensed consolidated and combined statements of operations. $0.1 million was unpaid as of March 31, 2020 and is included in accounts payable and accrued expenses in the accompanying condensed consolidated and combined balance sheets. Under the Employee Leasing Agreement, the employees of the Stations will remain employees of Emmis and we reimburse Emmis for the cost of these employees, including health and benefit costs. The initial term of the Employee Leasing Agreement will last through December 31, 2020, and will automatically renew for successive six-month periods, unless otherwise terminated upon the occurrence of certain events. Upon termination of the Employee Leasing Agreement, we will hire all of the leased employees and assume employment and collective bargaining agreements related to those employees. Expense related to the Employee Leasing Agreement was $3.1 million for the three months ended March 31, 2020. This expense is recognized in operating expenses, $0.3 million remains unpaid as of March 31, 2020.

Convertible Promissory Notes

As a result of the Transaction, on November 25, 2019, we issued convertible promissory notes to both Emmis and SG Broadcasting in the amounts of $5.0 million and $6.3 million, respectively. On February 28, 2020, the Company and SG Broadcasting amended and restated the SG Broadcasting Promissory Note such that the maximum aggregate principal amount issuable under the note was increased from $6.3 million to $10.3 million. Also on February 28, 2020, SG Broadcasting loaned an additional $2.0 million to the Company pursuant to the amended note for working capital purposes.

On March 27, 2020, the Company and SG Broadcasting further amended and restated the SG Broadcasting Promissory Note such that the maximum aggregate principal amount issuable under the note was increased from $10.3 million to $20.0 million. On March 27, 2020, SG Broadcasting loaned an additional $3.0 million to the Company pursuant to the Second Amended and Restated SG Promissory Note for working capital purposes. Consequently, the principal amount outstanding under the Second Amended and Restated SG Broadcasting Promissory Note as of March 31, 2020 was $11.3 million.

The terms of these notes are described in Note 6.

Convertible Preferred Stock

On December 13, 2019, in connection with the Fairway Acquisition, the Company issued to SG Broadcasting 220,000 shares of MediaCo Series A Convertible Preferred Stock.

MediaCo Series A Preferred Shares rank senior in preference to the MediaCo Class A common stock, MediaCo Class B common stock, and the MediaCo Class C common stock. Pursuant to the Articles of Amendment, the ability of the Company to make distributions with respect to, or make a liquidation payment on, any other class of capital stock in the Company designated to be junior to, or on parity with, the MediaCo Series A Preferred Shares, will be subject to certain restrictions, including that (i) the MediaCo Series A Preferred Shares shall be entitled to receive the amount of dividends per share that would be payable on the number of whole common shares of the Company into which each share of MediaCo Series A Preferred Share could be converted, and (ii) the MediaCo Series A Preferred Shares, upon any liquidation, dissolution or winding up of the Company, shall be entitled to a preference on the assets of the Company. Issued and outstanding shares of MediaCo Series A Preferred Shares shall accrue cumulative dividends, payable in kind, at an annual rate equal to the interest rate on any senior debt of the Company (see Note 6), or if no senior debt is outstanding, 6%, plus additional increases of 1% on December 12, 2020 and each anniversary thereof.

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

Note 14. Subsequent Events

In March 2020 the World Health Organization declared the global novel coronavirus disease 2019 (COVID-19) outbreak a pandemic. While the pandemic began to negatively impact our businesses in late March 2020, the overall impact of the pandemic on our financial results for the three months ended March 31, 2020 was not material.  However, subsequent to March 31, 2020, we have experienced a rapid deterioration in our business results, particularly in our radio operations, which are highly dependent on the economy of New York City and the surrounding areas, which have been amongst the areas hardest hit by the pandemic thus far. This deterioration was caused by many advertisers cancelling their orders and an overall reduction in new advertising orders. The full extent of the impact is not known at this point, including our ability to collect amounts owed to us relating to advertisements that have already been aired and invoiced to customers, as the scale and severity of the outbreak, coupled with the response from federal, state and local governments, is still unknown.

On April 22, 2020, MediaCo and Emmis entered into a certain Loan Proceeds Participation Agreement (the “LPPA”) pursuant to which (i) Emmis agreed to use certain of the proceeds of the loan Emmis received pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act to pay certain wages of employees leased to MediaCo pursuant to the Employee Leasing Agreement, between Emmis and MediaCo (ii) Emmis agreed to waive up to $1.5 million in reimbursement obligations of MediaCo to Emmis under the Employee Leasing Agreement to the extent that the PPP Loan is forgiven, and (iii) MediaCo agreed to promptly pay Emmis an amount equal to 31.56% of the amount of the PPP Loan, if any, that Emmis is required to repay, up to the amount of the reimbursement obligations forgiven under (ii) above. Standard General L.P., on behalf of all of the funds for which it serves as an investment advisor, agreed to guaranty MediaCo’s obligations under the LPPA.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note: Certain statements included in this report or in the financial statements contained herein which are not statements of historical fact, including but not limited to those identified with the words “expect,” “should,” “will” or “look” are intended to be, and are, by this Note, identified as “forward-looking statements,” as defined in the Securities and Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future result, performance or achievement expressed or implied by such forward-looking statement. Such factors include, among others:

•	Our relationship with Emmis and Emmis Operating Company’s ability to effectively manage our operations;
•	Potential conflicts of interest with SG Broadcasting and our status as a “controlled company”;
•	Our ability to operate as a standalone public company and to execute on our business strategy;
•	Our ability to compete with, and integrate into our operations, new media channels, such as digital video, YouTube, and real-time media delivery;
•	Our ability to continue to exchange advertising time for goods or services;
•	Our ability to use market research, advertising and promotions to attract and retain audiences;
•	U.S. regulatory requirements for owning and operating media broadcasting channels and our ability to maintain regulatory licenses granted by the FCC;
•	Industry and economic trends within the U.S. radio industry, generally, and the New York City radio industry, in particular;
•	Our ability to finance our operations or to obtain financing on terms that are favorable to MediaCo;
•	Our ability to successfully complete and integrate any future acquisitions;
•	The impact of COVID-19 and other pandemics;
•	The accuracy of management’s estimates and assumptions on which the Company’s financial projections are based; and
•	Other factors mentioned in documents filed by the Company with the Securities and Exchange Commission.

For a more detailed discussion of these and other risk factors, see the Risk Factors section of our Transition Report on Form 10-KT, filed with the Securities and Exchange Commission on March 27, 2020. MediaCo does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

GENERAL

We own and operate two radio stations located in New York City and outdoor advertising businesses geographically focused in Southern Georgia and Eastern Kentucky. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales are the primary component of our consolidated revenues. These rates are in large part based on our radio stations’ ability to attract audiences in demographic groups targeted by their advertisers and the number of persons exposed to our billboards. The Nielsen Company generally measures radio station ratings weekly for markets measured by the Portable People Meter™, which includes all of our radio stations. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research, advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.

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

The following table summarizes the sources of our revenues for the three months ended March 31, 2019 and 2020. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations conduct in their local market. The category “Other” includes, among other items, revenues related to network revenues, production of billboard advertisements and barter.

	For the Three Months Ended March 31,
	2019	% of Total	2020	% of Total
Revenue by Source:
Radio Advertising	$6,042	74%	$6,380	54%
Outdoor Advertising	—	0%	3,267	28%
Nontraditional	261	3%	168	1%
Digital	714	9%	674	6%
Other	1,129	14%	1,296	11%
Total net revenues	$8,146		$11,785

We derive a majority of our net revenues from radio advertising sales. Our radio operations represent approximately two-thirds of our consolidated net revenues, with the remaining one-third coming from our outdoor advertising operations. No customer represents more than 10% of our net revenues.

Roughly 20% of our expenses varies in connection with changes in revenue. These variable expenses primarily relate to costs in our sales department, such as salaries, commissions and bad debt. Our costs that do not vary as much in relation to revenue are mostly in our programming and general and administrative departments, such as talent costs, ratings fees, rent, utilities and salaries. Lastly, our costs that are highly discretionary are costs in our marketing and promotions department, which we primarily incur to maintain and/or increase our audience and market share.

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

The results of our radio operations are solely dependent on the results of our stations in the New York market. Some of our competitors that operate larger station clusters in the New York market are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were down 7.5% for the three months ended March 31, 2020, as compared to the same period of the prior year. During this period, revenues for our stations were up 1.2%.

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

The Company has been actively monitoring the COVID-19 situation and its impact globally, as well as domestically and in the markets we serve. Our priority has been the safety of our employees, as well as the informational needs of the communities that we serve. Through the first few months of calendar 2020, the disease became widespread around the world, and on March 11, 2020, the World Health Organization declared a pandemic. In an effort to mitigate the continued spread of COVID-19, many federal, state and local governments have mandated various restrictions, including travel restrictions, restrictions on non-essential businesses and services, restrictions on public gatherings and quarantining of people who may have been exposed to the virus. These restrictions, in turn, caused the United States economy to decline and businesses to cancel or reduce amounts spent on advertising, negatively impacting our advertising-based businesses. Furthermore, some of our advertisers have seen a material decline in their businesses and may not be able to pay amounts owed to us when they come due. If the spread of COVID-19 continues, or is suppressed but later reemerges, and public and private entities continue to implement restrictive measures, we expect that our results of operations, financial condition and cash flows will continue to be negatively affected, the extent to which is difficult to estimate at this time.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that encompass significant judgments and uncertainties, and potentially lead to materially different results under different assumptions and conditions. We believe that our critical accounting policies are those described below.

Revenue Recognition

Broadcasting revenue is recognized as advertisements are aired. Both broadcasting revenue and outdoor advertising revenue recognition is subject to meeting certain conditions such as persuasive evidence that an arrangement exists and collection is reasonably assured. These criteria are generally met at the time the advertisement is aired for broadcasting revenue or displayed for outdoor advertising revenue. Broadcasting advertising revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees, usually at a rate of 15% of gross revenues.

FCC Licenses

As of December 31, 2019 and March 31, 2020, we have recorded approximately $63.3 million in FCC licenses, which represents approximately 38% of our total assets. We would not be able to operate our radio stations without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, each of our FCC licenses has been renewed at the end of its respective period, and we expect that each FCC license will continue to be renewed in the future. We consider our FCC licenses to be indefinite-lived intangibles.

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

We plan to perform the annual impairment test of our FCC Licenses as of October 1 of each year and to perform additional interim impairment testing whenever triggering events suggest such testing is warranted.

Valuation of Indefinite-lived Broadcasting Licenses

Fair value of our FCC licenses is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine the fair value of our FCC licenses, the Company considers both income and market valuation methods when it performs its impairment tests. Under the income method, the Company projects cash flows that would be generated by its unit of accounting assuming the unit of accounting was commencing operations in its respective market at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC license. The Company assumes the competitive situation that exists in the unit of accounting’s market remains unchanged, with the exception that the unit of accounting commenced operations at the beginning of the valuation period. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license. Major assumptions involved in this analysis include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share and discount rate. Each of these assumptions may change in the future based upon changes in general economic conditions, audience behavior, consummated transactions, and numerous other variables that may be beyond our control. The projections incorporated into our license valuations take then current economic conditions into consideration. Under the market method, the Company uses recent sales of comparable radio stations for which the sales value appeared to be concentrated entirely in the value of the license, to arrive at an indication of fair value.

Valuation of Goodwill

As a result of the Fairway Acquisition discussed in Note 1, goodwill of $11.4 million was recognized in December 2019. ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. The acquisition closed on December 13, 2019 and all assets acquired and liabilities assumed were valued as of that date, resulting in a goodwill valuation of $11.4 million. We made a purchase price allocation adjustment during the three months ended March 31, 2020 resulting in an increase to goodwill of less than $0.1 million. The goodwill relating to this acquisition accounts for all goodwill on the condensed consolidated balance sheets as of December 31, 2019 and March 31, 2020. During the three months ended March 31, 2020, the emergence of the COVID-19 pandemic had a minimal impact on our outdoor operations; hence, no interim impairment testing was warranted. The Company will conduct its impairment test on October 1 of each fiscal year, unless indications of impairment exist during an interim period. The purchase price allocation of the Fairway Acquisition is preliminary and subject to adjustment. Any adjustment to the purchase price allocation may directly impact the value of goodwill.

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

Results of Operations for the Three-Month Periods Ended March 31, 2020, Compared to March 31, 2019

Net revenues:

	For the Three Months Ended March 31,
	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$8,146	$8,339	$193	2.4%
Outdoor Advertising	—	3,446	3,446	N/A
Total net revenues	$8,146	$11,785	$3,639

Net radio revenues increased in the three-month period ended March 31, 2020. Our radio stations significantly outperformed the New York market during the quarter, benefitting from certain political advertising during the quarter that sought to reach the demographics of our stations’ audiences.

We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for our radio markets decreased 7.5% for the three-month period ended March 31, 2020, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were up 1.2% for the three-month period ended March 31, 2020, as compared to the same period of the prior year.

We acquired outdoor advertising businesses principally located in Southern Georgia and Eastern Kentucky in mid-December 2019; therefore, this is the first full quarter of activity for these businesses included in our consolidated results.

Operating expenses excluding depreciation and amortization expense:

	For the Three Months Ended March 31,
	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Operating expenses excluding depreciation and amortization expense
Radio	$6,888	$6,931	$43	0.6%
Outdoor Advertising	—	2,526	2,526	N/A
Total operating expenses excluding depreciation and amortization expense	$6,888	$9,457	$2,569

The increase in radio operating expenses excluding depreciation and amortization expense for the three-month period ended March 31, 2020 is primarily due to three factors: (1) higher bad debt expense as we increased the reserve as of March 31, 2020 to account for current market conditions and the impact COVID-19 may have on our advertisers and their ability to pay for what we have already broadcasted for them, (2) higher compensation costs associated with certain on-air talent, and (3) higher ratings expense. The prior year, which is presented on a carved-out basis from Emmis, includes $0.5 million of allocated costs from Emmis.

We acquired outdoor advertising businesses principally located in Southern Georgia and Eastern Kentucky in mid-December 2019; therefore, this is the first full quarter of activity for these businesses included in our consolidated results.

Corporate expenses

	For the Three Months Ended March 31,
	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses	$—	$1,165	$1,165	N/A

MediaCo became a public company in November 2019 and there were no corporate costs in the historical carve-out financial statements. Corporate costs in the quarter ended March 31, 2020 principally consist of (1) professional fees associated with being a public company, (2) consulting fees associated with the acquisition of our outdoor advertising businesses and related accounting matters, and (3) management fees paid to Emmis.

Depreciation and amortization:

	For the Three Months Ended March 31,
	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization
Radio	$341	$249	$(92)	(27.0)%
Outdoor Advertising	—	778	778	N/A
Total depreciation and amortization	$341	$1,027	$686

The increase in depreciation and amortization expense in the quarter ended March 31, 2020 relates to the acquisition of our outdoor advertising businesses in the quarter ended December 31, 2019. Radio depreciation and amortization expense decreased due to certain assets becoming fully depreciated in the prior year.

Operating income:

	For the Three Months Ended March 31,
	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Operating income
Radio	$917	$1,159	$242	26.4%
Outdoor Advertising	—	142	142	N/A
All Other	—	(1,165)	(1,165)	N/A
Total operating income	$917	$136	$(781)

Operating income for radio in the prior year is net of $0.5 million of allocated costs from Emmis associated with the presentation of carve-out financial statements. Excluding these costs, radio operating income decreased due to higher operating expenses associated with retaining certain on-air talent, an increase to our bad debt reserve, and higher ratings fees.

We acquired outdoor advertising businesses principally located in Southern Georgia and Eastern Kentucky in mid-December 2019; therefore, this is the first full quarter of activity for these businesses included in our consolidated results.

There were no stand-alone corporate expenses in the prior year as MediaCo became a public company in November 2019.

Interest expense

	For the Three Months Ended March 31,
	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$—	$(2,238)	$(2,238)	N/A

For the quarter ended March 31, 2019 there was no interest expense allocated to MediaCo from Emmis in connection with the presentation of carve-out financial statements. During the quarter ended December 31, 2019, the Company entered into numerous debt instruments to finance SG Broadcasting’s acquisition of a controlling interest in the Company from Emmis in November 2019 and the Fairway Acquisition in December 2019. The quarter ended March 31, 2020 is therefore the first full quarter since these transactions occurred.

Provision for income taxes:

	For the Three Months Ended March 31,
	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$289	$(617)	$(906)	(313.5)%

Given the uncertainty in the economy due to the ongoing COVID-19 pandemic, particularly in the New York market, the Company concluded it could not reasonably estimate pre-tax income for the year ended December 31, 2020, so the Company is calculating its provision for income taxes on a discrete basis until there is greater clarity.

Consolidated net income:

	For the Three Months Ended March 31,
	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$628	$(2,014)	$(2,642)	(420.7)%

Net income decreased for the three-month period ended March 31, 2020 primarily due to a decline in operating income and an increase in interest expense, each as discussed above.

Liquidity and Capital Resources

At March 31, 2020, we had cash and cash equivalents of $4.4 million and net working capital of $(1.7) million. At December 31, 2019 we had cash and cash equivalents of  $2.1 million and net working capital of $(4.7) million. The increase in net working capital is primarily due to the increase in cash as a result of the activity described below.

On February 28, 2020, the Company and SG Broadcasting amended and restated the SG Broadcasting Promissory Note such that the maximum aggregate principal amount issuable under the note was increased from $6.3 million to $10.3 million. Also on February 28, 2020, SG Broadcasting loaned an additional $2.0 million to the Company pursuant to the amended note for working capital purposes.

On March 27, 2020, the Company and SG Broadcasting further amended and restated the SG Broadcasting Promissory Note (the “Second Amended and Restated SG Promissory Note”) such that the maximum aggregate principal amount issuable under the note was increased from $10.3 million to $20.0 million. On March 27, 2020, SG Broadcasting loaned an additional $3.0 million to the Company pursuant to the Second Amended and Restated SG Promissory Note for working capital purposes. Consequently, the principal amount outstanding under the Second Amended and Restated SG Broadcasting Promissory Note as of March 31, 2020 was $11.3 million.

On April 22, 2020, MediaCo and Emmis entered into a certain Loan Proceeds Participation Agreement (the “LPPA”) pursuant to which (i) Emmis agreed to use certain of the proceeds of the loan Emmis received pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act to pay certain wages of employees leased to MediaCo pursuant to the Employee Leasing Agreement, between Emmis and MediaCo (ii) Emmis agreed to waive up to $1.5 million in reimbursement obligations of MediaCo to Emmis under the Employee Leasing Agreement to the extent that the PPP Loan is forgiven, and (iii) MediaCo agreed to promptly pay Emmis an amount equal to 31.56% of the amount of the PPP Loan, if any, that Emmis is required to repay, up to the amount of the reimbursement obligations forgiven under (ii) above. Standard General L.P., on behalf of all of the funds for which it serves as an investment advisor, agreed to guaranty MediaCo’s obligations under the LPPA.

Cash flows used in operating activities was $1.6 million for the three months ended March 31, 2020 versus cash flows provided by operating activities of $3.6 million for the three months ended March 31, 2019. The decrease was partially attributable to interest on debt that was not allocated to MediaCo from Emmis in connection with the presentation of carve-out financial statements in the prior year.

Cash flows used in investing activities were $0.2 million and $0.1 million for the three months ended March 31, 2020 and March 31, 2019, respectively, attributable to capital expenditures in both periods.

Cash flows provided by financing activities were $4.1 for the three months ended March 31, 2020, primarily provided by $5.2 million of debt proceeds, versus cash flows used in financing activities of $3.5 for the three months ended March 31, 2019. For the period ended March 31, 2019, the net amount of cash provided by operating activities and cash used in financing activities was swept to and retained by Emmis.

Our primary sources of liquidity are cash on hand, cash provided by operations, and, if approved, cash available through borrowings under the SG Broadcasting Promissory Note. Our primary uses of capital have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements and acquisitions. As part of the acquisition of SG Broadcasting’s controlling interest in the Company from Emmis on November 25, 2019, Emmis retained the working capital of the stations, but the Company was permitted to collect and use, for a period of nine months, the first $5.0 million of net working capital attributable to the stations as of the closing date. This amount is due to Emmis on the nine month anniversary of the closing date, or August 25, 2020. This right to $5.0 million of retained net working capital was satisfied in January 2020 and used in the operations of the business. MediaCo does not believe it will generate $5.0 million of excess cash from operations by August 25, 2020 to repay this amount to Emmis, but Standard General has guaranteed this payment to Emmis in the event MediaCo is unable to make the payment when due. The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-Q and as more fully discussed in Note 3 to the accompanying condensed consolidated financial statements, management is unable to determine with certainty that it will be able to meet its liquidity needs for the next twelve months with cash on hand, cash provided by operations, and/or additional borrowings.

Intangibles

As of March 31, 2020, approximately 38% of our total assets consisted of FCC broadcast licenses, the values of which depend significantly upon various factors including, among other things, market revenues, market growth rates and the operational results of our businesses. We would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, substantially all FCC licenses have been renewed at or after the end of their respective periods, and we expect that our FCC licenses will be renewed in the future.

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

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Refer to Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In the opinion of management of the Company there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.    Exhibits

(a)	Exhibits.

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit			Incorporated by Reference
Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of MediaCo Holding Inc., as amended		10-KT	12/31/2019	3.1	3/27/2020
3.2	Amended and Restated Code of Bylaws of MediaCo Holding Inc.		10-12B/A		3.2	11/22/2019
10.1	Amended and Restated Promissory Note, dated as of February 28, 2020, by MediaCo Holding Inc. in favor of SG Broadcasting LLC.		8-K		10.1	3/2/2020
10.2	Amendment No. 1 to Amended and Restated Term Loan Agreement, dated as of February 28, 2020, by and among MediaCo Holding Inc., the other parties designated as borrowers thereto, the financial institutions from time to time party thereto, and GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent.		8-K		10.2	3/2/2020
10.3	Amended and Restated Promissory Note, dated as of March 27, 2020, by MediaCo Holding Inc. in favor of SG Broadcasting LLC.		10-KT	12/31/2019	10.19	3/27/2020
10.4	Amendment No. 2 to Amended and Restated Term Loan Agreement, dated as of March 27, 2020, by and among MediaCo Holding Inc., the other parties designated as borrowers thereto, the financial institutions from time to time party thereto, and GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent.		10-KT	12/31/2019	10.20	3/27/2020
31.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIACO HOLDING INC.

Date: May 15, 2020	By:	/s/ RYAN A. HORNADAY
Ryan A. Hornaday
Executive Vice President, Chief Financial Officer and
Treasurer