Form 10-Q
period 2020-06-30
Mediaco Holding Inc.
filed 2020-08-14
CIK 1784254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of August 10, 2020, was:

1,683,263	Shares of Class A Common Stock, $.01 Par Value
5,413,197	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
NET REVENUES	$16,334	$6,996	$24,480	$18,781
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	12,277	6,488	19,165	15,945
Corporate expenses	—	932	—	2,097
Depreciation and amortization	310	1,163	651	2,190
Total operating expenses	12,587	8,583	19,816	20,232
OPERATING INCOME (LOSS)	3,747	(1,587)	4,664	(1,451)
OTHER EXPENSE:
Interest expense	—	(2,279)	—	(4,517)
INCOME (LOSS) BEFORE INCOME TAXES	3,747	(3,866)	4,664	(5,968)
PROVISION FOR INCOME TAXES	1,227	14,493	1,516	13,876
CONSOLIDATED NET INCOME (LOSS)	2,520	(18,359)	3,148	(19,844)
PREFERRED STOCK DIVIDENDS	—	528	—	1,057
NET INCOME (LOSS)	$2,520	$(18,887)	$3,148	$(20,901)

Basic and diluted income (loss) per share attributable to common shareholders	$1.51	$(2.66)	$1.89	$(2.95)
Basic and diluted weighted average number of common shares outstanding	1,667	7,096	1,667	7,090

The accompanying notes are an integral part of these unaudited condensed consolidated and combined statements.

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2019	June 30, 2020
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,083	$4,570
Accounts receivable, net	11,101	6,810
Prepaid expenses	1,111	1,289
Other current assets	1,798	607
Total current assets	16,093	13,276
PROPERTY AND EQUIPMENT, NET	31,563	27,940
INTANGIBLE ASSETS, NET	78,949	80,783
OTHER ASSETS:
Deferred tax assets	13,863	—
Operating lease right of use assets	26,339	24,988
Deposits and other	359	117
Total other assets	40,561	25,105
Total assets	$167,166	$147,104
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,184	$7,221
Current maturities of long-term debt	3,672	3,672
Accrued salaries and commissions	728	863
Deferred revenue	1,688	1,505
Operating lease liabilities	3,161	3,472
Other current liabilities	346	1,592
Total current liabilities	20,779	18,325
LONG TERM DEBT, NET OF CURRENT	77,668	81,122
OPERATING LEASE LIABILITIES, NET OF CURRENT	22,983	21,311
ASSET RETIREMENT OBLIGATIONS	5,623	6,005
OTHER NONCURRENT LIABILITIES	239	311
Total liabilities	127,292	127,074
COMMITMENTS AND CONTINGENCIES
SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK, $0.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED; 220,000 SHARES ISSUED AND OUTSTANDING	22,110	23,167
EQUITY (DEFICIT):
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 1,666,667 shares and 1,683,263 shares at December 31, 2019, and June 30, 2020, respectively	17	17
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 5,359,753 shares and 5,413,197 shares at December 31, 2019, and June 30, 2020, respectively	54	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	20,644	20,644
Accumulated deficit	(2,951)	(23,852)
Total equity (deficit)	17,764	(3,137)
Total liabilities and equity (deficit)	$167,166	$147,104

The accompanying notes are an integral part of these unaudited condensed consolidated and combined statements.

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	APIC	Net Parent Investment	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2018	—	$—	—	$—	$—	$79,810	$—	$79,810
Net income	—	—	—	—	—	628	—	628
Net distributions to Emmis Communications Corp.	—	—	—	—	—	(3,451)	—	(3,451)
BALANCE, MARCH 31, 2019	—	$—	—	$—	$—	$76,987	$—	$76,987
Net income	—	—	—	—	—	2,520	—	2,520
Net distributions to Emmis Communications Corp.	—	—	—	—	—	(2,352)	—	(2,352)
BALANCE, JUNE 30, 2019	—	$—	—	$—	$—	$77,155	$—	$77,155

BALANCE, DECEMBER 31, 2019	1,666,667	$17	5,359,753	$54	$20,644	$—	$(2,951)	$17,764
Net loss	—	—	—	—	—	—	(1,485)	(1,485)
Adjustments related to distribution of common shares	16,596	—	53,444	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(529)	(529)
BALANCE, MARCH 31, 2020	1,683,263	$17	5,413,197	$54	$20,644	$—	$(4,965)	$15,750
Net loss	—	—	—	—	—	—	(18,359)	(18,359)
Preferred stock dividends	—	—	—	—	—	—	(528)	(528)
BALANCE, JUNE 30, 2020	1,683,263	$17	5,413,197	$54	$20,644	$—	$(23,852)	$(3,137)

The accompanying notes are an integral part of these unaudited condensed consolidated and combined statements.

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2019	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,148	$(19,844)
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Depreciation and amortization	651	2,190
Amortization of debt discount	—	291
Provision for bad debts	103	390
Accretion of asset retirement obligation	—	382
Provision for deferred income taxes	1,295	13,652
Noncash compensation	132	—
Loss on sale of property and equipment	—	82
Changes in assets and liabilities -
Accounts receivable	820	3,921
Prepaid expenses and other current assets	(1,099)	1,040
Other assets	528	1,602
Accounts payable and accrued liabilities	609	(3,873)
Deferred revenue	58	(176)
Income taxes	221	—
Other liabilities	(478)	(87)
Net cash provided by (used in) operating activities	5,988	(430)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(148)	(246)
Net cash used in investing activities	(148)	(246)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	—	(1,837)
Proceeds from long-term debt	—	5,181
Payments for debt-related costs	—	(181)
Net transactions with Emmis Communications Corp.	(5,840)	—
Net cash (used in) provided by financing activities	(5,840)	3,163
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	2,487
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	—	2,083
End of period	$—	$4,570
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$2,952

The accompanying notes are an integral part of these unaudited condensed consolidated and combined statements.

MEDIACO HOLDING INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)

June 30, 2020

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

Our assets consist of two radio stations, WQHT-FM and WBLS-FM, which serve the New York City metropolitan area, as well as approximately 3,300 outdoor advertising displays in the Southeast (Valdosta) region and Mid-Atlantic (Kentucky) region of the United States. We derive our revenues primarily from radio and outdoor advertising sales, but we also generate revenues from events, including sponsorships and ticket sales.

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

For the six months ended June 30, 2019, MediaCo was 100% owned by Emmis. Our financial statements for this period are derived from the books and records of Emmis and were carved-out from Emmis at a carrying value reflective of historical cost in Emmis’ records. Our historical combined financial results include an allocation of expense related to certain Emmis corporate functions, including executive oversight, legal, finance, human resources, and information technology. These expenses have been allocated to us based on direct usage or benefit where specifically identifiable, with the remainder allocated primarily on a pro rata basis of revenue, headcount and other measures. We consider this expense allocation methodology and results thereof to be reasonable. However, the allocations may not be indicative of the actual expense that would have been incurred had we operated as an independent, publicly traded company for all periods presented. It is impracticable to estimate what the standalone costs of MediaCo would have been in the historical periods.

The equity balance in the condensed consolidated and combined financial statements prior to the Transaction represents the excess of total assets over total liabilities. All transactions between the Stations and Emmis were considered to be effectively settled in the condensed consolidated and combined financial statements at the time the intercompany transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the condensed consolidated and combined statements of cash flow as a financing activity and in the condensed consolidated and combined statements of changes in equity as net parent company investment.

Upon consummation of the Transaction, the debt which the Company assumed in connection with transactions between shareholders was recorded to equity, and the total amount of net parent company investment was reclassified to additional paid in capital in the accompanying condensed consolidated and combined financial statements.

Note 3. Summary of Significant Accounting Policies

Allocation Policies

The following allocation policies were established by management of Emmis for the three and six-month periods ended June 30, 2019. In the opinion of management, the methods for allocating these costs were reasonable. It is not practicable to estimate the costs that would have been incurred by us if we had been operated on a stand‑alone basis.

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

(iv)  Allocated Charges

Allocations of Emmis’ costs were included in the condensed consolidated and combined statements of operations of the Stations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2020	2019	2020
Station operating expenses, excluding depreciation and amortization expense	$733	$—	$1,214	$—
Noncash compensation	75	—	132	—
Allocated charges from Emmis	$808	$—	$1,346	$—

Intercompany accounts between the Stations and Emmis were included in combined equity.

Cash and Cash Equivalents

We consider time deposits, money market fund shares and all highly liquid debt investment instruments with original maturities of three months or less to be cash equivalents. At times, such deposits may be in excess of FDIC insurance limits.

Fair Value Measurements

As defined in Accounting Standards Codification (“ASC”) Topic 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). We have no assets or liabilities for which fair value is measured on a recurring basis using Level 3 inputs.

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

The preparation of condensed consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Due to the uncertain future impacts of the COVID-19 pandemic and the related economic disruptions, actual results could differ from those estimates particularly as it relates to estimates reliant on forecasts and other assumptions reasonably available to the Company. The extent to which the COVID-19 pandemic and related economic disruptions impact the Company’s business and financial results will depend on future developments including, but not limited to: (i) the continued spread, duration and severity of the COVID-19 pandemic, (ii) the occurrence, spread, duration and severity of any subsequent wave or waves of outbreaks after the initial outbreak has subsided, (iii) the actions taken by the U.S. and foreign governments to contain the COVID-19 pandemic, address its impact or respond to the reduction in global and local economic activity, (iv) the occurrence, duration and severity of a global, regional or national recession, depression or other sustained adverse market event, and (v) how quickly and to what extent normal economic and operating conditions can resume. The accounting matters assessed included, but were not limited to, allowance for doubtful accounts, our ability to realize our deferred tax assets, and the carrying value of goodwill, FCC licenses and other long-lived assets.

As discussed in Note 8, as a result of a sharp deterioration of business activity related to the COVID-19 pandemic and the significant operating losses expected in 2020, we were unable to conclude that it was more likely than not that we would be able to realize our deferred tax assets as of June 30, 2020; accordingly, we recorded a $15.6 million valuation allowance against these assets.  The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material changes to the estimates and material impacts to the Company’s condensed consolidated and combined financial statements in future reporting periods.

Per Share Data

Our basic and diluted net loss per share is computed using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses. Series A preferred stock include rights to participate in dividends and distributions to common stockholders on an if-converted basis, and accordingly are considered participating securities. During periods of undistributed losses however, no effect is given to our participating securities since they are not contractually obligated to share in the losses. We did not have any participating securities for the three and six-month periods ended June 30, 2019, as the preferred stock only became convertible to common stock on May 25, 2020. For the three and six-month periods ended June 30, 2019, only the Class A shares issued to Emmis at the close of the Transaction have been assumed to be outstanding. The following is a reconciliation of basic and diluted net loss per share attributable to Class A and Class B common shareholders:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2020	2019	2020
Net income (loss)	$2,520	$(18,359)	$3,148	$(19,844)
Preferred dividends	—	528	—	1,057
Net income (loss) attributable to common shareholders	$2,520	$(18,887)	$3,148	$(20,901)
Basic and diluted weighted average Class A shares outstanding	1,667	1,683	1,667	1,682
Net income (loss) per share attributable to Class A shareholders	$1.51	$(2.66)	$1.89	$(2.95)
Basic and diluted weighted average Class B shares outstanding	—	5,413	—	5,408
Net income (loss) per share attributable to Class B shareholders	$—	$(2.66)	$—	$(2.95)

Because we have incurred a net loss for all periods where the Company had potentially dilutive securities, diluted net loss per common share is the same as basic net loss per common share. The following convertible equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive. There were no potentially dilutive shares for the three and six-month periods ended June 30, 2019 as neither the convertible promissory notes issued to Emmis and SG Broadcasting described in Note 6, nor the Series A convertible preferred stock, were convertible until May 25, 2020.

	For the Six Months Ended June 30,
	2019	2020
Convertible Emmis promissory note	$—	$1,238
Convertible Standard General promissory note	—	2,785
Series A convertible preferred stock	—	5,734
Total	$—	$9,757

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Pursuant to ASC Topic 205-40, “Going Concern,” the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period. In evaluating the Company’s ability to continue as a going concern for this reporting period, management evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date of the filing of these financial statements (August 14, 2020). Management considered the Company’s ability to forecast future cash flows, current financial condition, sources of liquidity and debt service obligations due on or before August 14, 2021.

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

The Company has debt service obligations of approximately $10.3 million due under its Senior Credit Facility from August 14, 2020, the date of issuance of these financial statements, through August 14, 2021. Additionally, the Company owes $5.0 million to Emmis on August 25, 2020, with such amount guaranteed by Standard General in the event MediaCo is unable to make the payment when due. Because the Company’s operating results and financial condition have been adversely impacted by the COVID-19 pandemic, the Company expects its revenues and profitability to decline over the next several months, as compared to the same periods of the prior year. Because the duration and severity of the impact is unknown as of the filing of this Form 10-Q, management is unable to determine with certainty that the Company will be able to meet its liquidity needs for the next twelve months with cash and cash equivalents on hand, projected cash flows from operations, and/or additional borrowings. Under the terms of its Senior Credit Facility, the amount of debt outstanding thereunder is limited to a formula based on 60% of the fair value of the Company’s FCC licenses plus a multiple of the Company’s Billboard Cash Flow (as defined in the Senior Credit Facility). Management is also unable to determine whether the Company will be in compliance with its debt covenants and the limits of its borrowing base for the next twelve months. If necessary, management intends to request a waiver or amendment to its Senior Credit Facility and seek additional borrowings from Standard General. While the Company has been successful in obtaining waivers and amendments under its Senior Credit Facility and has also received additional liquidity from Standard General in the past, no assurances can be made that the Company will be successful or receive such liquidity in the future. Accordingly, there is substantial doubt about our ability to continue as a going concern through August 14, 2021. Furthermore, depending on the duration and severity of the impact the COVID-19 pandemic has on our businesses, we may record impairments of assets in the future.

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

Note 4. Intangible Assets

Valuation of Indefinite-lived Broadcasting Licenses

In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s FCC licenses are considered indefinite-lived intangibles; therefore, they are not subject to amortization, but are tested for impairment at least annually as discussed below.

The carrying amounts of the Company’s FCC licenses were $63.3 million as of December 31, 2019 and June 30, 2020. Pursuant to our accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA with another broadcaster. The stations have historically performed an annual impairment test of indefinite-lived intangibles as of December 1 of each year. In connection with our change in fiscal years from one that ends in February to a traditional calendar year end, we plan to perform our annual impairment test of indefinite-lived intangible assets as of October 1 of each year. When indicators of impairment are present, we will perform an interim impairment test. Due to the impact the COVID-19 pandemic has had on our radio operations, we considered the need to perform an interim impairment test during the quarter ended June 30, 2020. However, given the cushion that exists between the most recently-available fair market values and current carrying values, the Company concluded no interim impairment testing was required. These impairment tests may result in additional impairment charges in future periods.

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

Valuation of Goodwill

As a result of the Fairway Acquisition discussed in Note 1 and the initial purchase price allocation, goodwill of $11.4 million was recognized in December 2019. We made a number of purchase price allocation adjustments during the six months ended June 30, 2020, resulting in an increase to goodwill of $1.3 million from the initial valuation. The goodwill relating to this acquisition accounts for all goodwill on the condensed consolidated balance sheets as of December 31, 2019 and June 30, 2020. ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. While the COVID-19 pandemic has negatively affected our outdoor operations, as of June 30, 2020, we don’t believe the long-term value of the outdoor business, and thus the associated goodwill, has been impaired. The Company will conduct its impairment test on October 1 of each fiscal year, unless indications of impairment exist during an interim period. The purchase price allocation of the Fairway Acquisition is preliminary and subject to adjustment. Any adjustment to the purchase price allocation may directly impact the value of goodwill.

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

Definite-lived intangibles

The following table presents the weighted-average useful life at June 30, 2020, and the gross carrying amount and accumulated amortization for our definite-lived intangible assets at December 31, 2019, and June 30, 2020:

	As of December 31, 2019			As of June 30, 2020
	(in 000's, except years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Programming agreement	$2,154	$1,640	$514	$2,154	$1,787	$367	1.3
Customer list	3,030	14	3,016	4,540	805	3,735	2.5

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

Total amortization expense from definite-lived intangibles for the six-month periods ended June 30, 2019 and 2020 was $0.1 million and $0.9 million, respectively. The following table presents the Company's estimate of future amortization expense for definite-lived intangibles:

Year ending December 31,	Expected Amortization Expense
Remainder of 2020	$918
2021	1,734
2022	1,450

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

Outdoor Advertising

Our outdoor advertising business has approximately 3,300 faces consisting of bulletins, posters and digital billboards. Bulletins are generally large, illuminated advertising structures that are located on major highways and target vehicular traffic. Posters are generally smaller advertising structures that are located on major traffic arteries and city streets and target vehicular and pedestrian traffic. Digital billboards are computer controlled LED displays where six to eight advertisers rotate continuously, each one having seven to ten seconds to display a static image. Digital billboards are generally located on major traffic arteries and streets. A substantial portion of this revenue is lessor revenue derived from operating leases accounted for under ASC 842, “Leases.” Rental revenue is recognized on a straight-line basis over the term of the respective lease.

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

Disaggregation of revenue

The following table presents the Company's revenues disaggregated by revenue source:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	% of Total	2020	% of Total	2019	% of Total	2020	% of Total
Revenue by Source:
Radio Advertising	$7,466	46%	$2,628	38%	$13,508	55%	$9,008	48%
Outdoor Advertising	—	0%	3,030	43%	—	0%	6,297	34%
Nontraditional	6,714	41%	80	1%	6,975	29%	248	1%
Digital	1,036	6%	340	5%	1,750	7%	1,014	5%
Other	1,118	7%	918	13%	2,247	9%	2,214	12%
Total net revenues	$16,334		$6,996		$24,480		$18,781

The decline in nontraditional revenues is due to the cancellation of our largest concert, Summer Jam, due to the pandemic.

Note 6. Long Term Debt

Long-term debt was comprised of the following at December 31, 2019, and June 30, 2020:

	December 31, 2019	June 30, 2020
Senior credit facility	$72,527	$70,871
Notes payable to Emmis	5,000	5,000
Notes payable to SG Broadcasting	6,250	11,250
Less: Current maturities	(3,672)	(3,672)
Less: Unamortized original issue discount	(2,437)	(2,327)
Total long-term debt, net of current portion and debt discount	$77,668	$81,122

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

On March 27, 2020, the Company entered into Amendment No. 2 (“Amendment No. 2”) to its Senior Credit Facility, in order to, among other things, (i) reduce the required Consolidated Fixed Charge Coverage Ratio (as defined in the Senior Credit Facility) to 1.00x from June 30, 2020 to December 31, 2020, (ii) reduce the minimum Liquidity (as defined in the Senior Credit Facility) requirement to $1.0 million through September 30, 2020, (iii) permit equity contributions and loans during calendar year 2020 under the SG Broadcasting Promissory Note and any amendments thereto to count toward Consolidated EBITDA (as defined in the Senior Credit Facility) for purposes of the Consolidated Fixed Charge Coverage Ratio calculation, and (iv) increase the maximum aggregate principal amount issuable under the Second Amended and Restated SG Broadcasting Promissory Note (as defined below) from $10.3 million to $20.0 million. In connection with Amendment No. 2, the Company incurred an amendment fee of approximately $0.2 million, which was added to the principal amount of the Senior Credit Facility then outstanding. The Senior Credit Facility is carried net of a total unamortized discount of $2.3 million at June 30, 2020.

Notes Payable to Emmis

On November 25, 2019, as part of the consideration owed to Emmis in connection with SG Broadcasting’s acquisition of a controlling interest in the Company, the Company issued to Emmis the Emmis Convertible Promissory Note in the amount of $5.0 million. The Emmis Convertible Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, or if no senior credit facility is outstanding, of 6.0%, plus an additional 1.0% on any payment of interest in kind and, without regard to whether the Company pays such interest in kind, an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. Because the Senior Credit Facility prohibits the Company from paying interest in cash on the Emmis Convertible Promissory Note, the Company has been accruing interest since inception using the rate applicable if the interest will be paid in kind. The Emmis Convertible Promissory Note is convertible, in whole or in part, into MediaCo Class A common stock at the option of Emmis and at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion. The Emmis Convertible Promissory Note matures on November 25, 2024.

Notes Payable to SG Broadcasting

On November 25, 2019, the Company issued the SG Broadcasting Promissory Note, a subordinated convertible promissory note payable by the Company to SG Broadcasting, in return for which SG Broadcasting contributed to MediaCo $6.3 million for working capital and general corporate purposes. The SG Broadcasting Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, or if no senior credit facility is outstanding, of 6.0%, and an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. The SG Broadcasting Promissory Note matures on May 25, 2025. Additionally, interest under the SG Broadcasting Promissory Note is payable in kind through maturity, and is convertible into MediaCo Class A common stock at the option of SG Broadcasting at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion.

On February 28, 2020, the Company and SG Broadcasting amended and restated the SG Broadcasting Promissory Note such that the maximum aggregate principal amount issuable under the note was increased from $6.3 million to $10.3 million. Also on February 28, 2020, SG Broadcasting loaned an additional $2.0 million to the Company pursuant to the amended note for working capital purposes.

On March 27, 2020, the Company and SG Broadcasting further amended and restated the SG Broadcasting Promissory Note (the “Second Amended and Restated SG Promissory Note”) such that the maximum aggregate principal amount issuable under the note was increased from $10.3 million to $20.0 million. On March 27, 2020, SG Broadcasting loaned an additional $3.0 million to the Company pursuant to the Second Amended and Restated SG Promissory Note for working capital purposes. Consequently, the principal amount outstanding under the Second Amended and Restated SG Broadcasting Promissory Note as of June 30, 2020 was $11.3 million.

Based on amounts outstanding at June 30, 2020, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

Year ended December 31,	Senior Credit Facility	Emmis Note	SG Broadcasting Note	Total Payments
Remainder of 2020	$1,836	$—	$—	$1,836
2021	3,672	—	—	3,672
2022	3,672	—	—	3,672
2023	3,672	—	—	3,672
2024	58,019	5,000	—	63,019
Thereafter	—	—	11,250	11,250
Total	$70,871	$5,000	$11,250	$87,121

Note 7. Regulatory, Legal and Other Matters

From time to time, our stations are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

Note 8. Income Taxes

As discussed in Note 3, our provision for income taxes for the three and six-month periods ended June 30, 2019 in these condensed consolidated and combined financial statements has been calculated using the separate return basis, as if we filed separate tax returns. The effective tax rate for the six months ended June 30, 2019 and 2020 was 33%, and 233% respectively. During the three-month period ended June 30, 2020, as a result of a sharp deterioration of business activity related to the COVID-19 pandemic and the significant operating losses expected in 2020, the Company was not able to conclude that it was more likely than not that it would be able to realize its deferred tax assets and recorded a $15.6 million valuation allowance against these assets through an increase to our provision for income taxes.

Note 9. Leases

We determine if an arrangement is a lease at inception. We have operating leases for office space, tower space, equipment and automobiles expiring at various dates through October 2049. Some leases have options to extend and some have options to terminate. Beginning March 1, 2019, operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities in our condensed consolidated balance sheet.

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

Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. Variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time, are expensed in the period in which the obligation for these payments was incurred. Variable lease expense recognized in the six months ended June 30, 2020 was not material.

We elected not to apply the recognition requirements of Accounting Standards Codification 842, “Leases”, to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, we recognized lease payments in the condensed consolidated and combined statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized in the six months ended June 30, 2020, was not material.

The impact of operating leases to our condensed consolidated financial statements was as follows:

Six Months Ended June 30,
2020
Lease Cost
Operating lease cost	$2,493
Other Information
Operating cash flows from operating leases	2,572
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted average remaining lease term - operating leases (in years)	9.2
Weighted average discount rate - operating leases	9.0%

As of June 30, 2020, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ending December 31,
Remainder of 2020	$2,690
2021	5,162
2022	5,064
2023	4,090
2024	2,678
After 2024	18,701
Total lease payments	38,385
Less imputed interest	13,602
Total recorded lease liabilities	$24,783

Our outdoor advertising business generates lessor revenue derived from operating leases accounted for under ASC 842, “Leases.” Minimum fixed lease consideration under non-cancelable operating leases for each of the next five years and thereafter, excluding variable lease consideration, as of June 30, 2020, is as follows:

Year ending December 31,
Remainder of 2020	$4,708
2021	2,325
2022	—
2023	—
2024	—
After 2024	—

Note 10. Asset Retirement Obligations

The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations.

Balance at December 31, 2019	$5,623
Purchase price allocation adjustment	44
Accretion expense	382
Liabilities settled	(44)
Balance at June 30, 2020	$6,005

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

As of June 30 2020, our fair value allocation of the assets acquired and liabilities assumed from Fairway Outdoor is considered preliminary and is subject to revision, which may result in adjustments to this allocation. A number of purchase price adjustments were made in the six-month period ended June 30, 2020 which resulted in an increase to goodwill of $1.3 million. We continue to analyze inputs to the valuation models for all long term assets, including intangibles, as well as estimated asset retirement obligations. We expect to finalize these amounts during 2020. The allocations presented in the table below are based upon management’s estimate of the fair value using valuation techniques including income, cost and market approaches. The most significant asset acquired, property, plant and equipment, was valued using the cost approach. The preliminary purchase price allocation was as follows:

Cash consideration	$43,108
Due from Seller	(106)
Total Consideration	$43,002

Accounts receivable	$1,485
Other current assets	133
Property, plant and equipment	27,435
Operating lease, right-of-use assets	15,264
Goodwill	12,685
Intangibles (Note 4)	5,270
Deferred tax asset	1,054
Other assets	15
Assets Acquired	$63,341
Accounts payable	$73
Accrued expenses and other current liabilities	585
Current portion of operating lease liabilities	822
Operating lease liabilities, less current portion	12,320
Asset retirement obligations (Note 10)	5,634
Deferred revenue	753
Other noncurrent liabilities	152
Liabilities Assumed	$20,339
Net Assets Acquired	$43,002

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

Six Months Ended June 30, 2019
Net revenues	$31,291
Net income attributable to common shareholders	1,811

Goodwill of $12.7 million was recognized as a result of the purchase which represented the excess of the purchase price over the identifiable acquired assets, $10.3 million of which is deductible for tax purposes. The goodwill acquired is assigned to the outdoor advertising segment.

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

Three Months Ended June 30, 2020	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$3,829	$3,167	$—	$6,996
Operating expenses excluding and depreciation and amortization expense	4,005	2,483	—	6,488
Corporate expenses	—	—	932	932
Depreciation and amortization	232	931	—	1,163
Operating loss	$(408)	$(247)	$(932)	$(1,587)

Three Months Ended June 30, 2019	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$16,334	$—	$—	$16,334
Operating expenses excluding depreciation and amortization expense	12,277	—	—	12,277
Depreciation and amortization	310	—	—	310
Operating income	$3,747	$—	$—	$3,747

Six Months Ended June 30, 2020	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$12,168	$6,613	$—	$18,781
Operating expenses excluding depreciation and amortization expense	10,936	5,009	—	15,945
Corporate expenses	—	—	2,097	2,097
Depreciation and amortization	481	1,709	—	2,190
Operating income (loss)	$751	$(105)	$(2,097)	$(1,451)

Six Months Ended June 30, 2019	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$24,480	$—	$—	$24,480
Operating expenses excluding depreciation and amortization expense	19,165	—	—	19,165
Depreciation and amortization	651	—	—	651
Operating income	$4,664	$—	$—	$4,664

Total Assets	Radio	Outdoor Advertising	Consolidated
As of December 31, 2019	$102,921	$64,245	$167,166
As of June 30, 2020	84,193	62,911	147,104

Note 13. Related Party Transactions

Corporate Overhead and Share-Based Compensation

For the three and six months ended June 30, 2019, MediaCo was 100% owned by Emmis. Our financial statements for this period are derived from the books and records of Emmis. As described below, Emmis provides us certain services, including executive oversight, legal, finance, human resources and information technology. Our condensed consolidated and combined financial statements reflect an allocation of these costs. When specific identification is not practicable, these costs have been allocated on a pro rata basis of revenue, headcount and other measures. In addition, our employees participated in Emmis share-based compensation plans, the costs of which have been allocated to us.

Transaction Agreement with Emmis and SG Broadcasting

On June 28, 2019, MediaCo entered into a Contribution and Distribution Agreement with Emmis and SG Broadcasting, pursuant to which (i) Emmis contributed the assets of its radio stations WQHT-FM and WBLS-FM, in exchange for $91.5 million in cash, a $5.0 million note and 23.72% of the common stock of MediaCo, (ii) Standard General purchased 76.28% of the common stock of MediaCo, and (iii) the common stock of MediaCo received by Emmis was distributed pro rata in a taxable dividend to Emmis’ shareholders on January 17, 2020. The common stock of MediaCo acquired by Standard General is entitled to ten votes per share and the common stock acquired by Emmis and distributed to Emmis’ shareholders is entitled to one vote per share. Emmis will continue to provide management services to the Stations under a Management Agreement, subject to the direction of the MediaCo board of directors which currently consists of four directors appointed by Standard General and three directors appointed by Emmis. MediaCo pays Emmis an annual management fee of $1.25 million, plus reimbursement of certain expenses directly related to the operation of MediaCo’s business. The sale closed on November 25, 2019, at which time MediaCo and Emmis also entered into the management agreement (the “Management Agreement”), an employee leasing agreement (the “Employee Leasing Agreement”) and certain other ancillary agreements.

For the three and six months ended June 30, 2020, MediaCo recorded $0.3 million and $0.6 million of management fee expense, respectively, which is included in corporate expenses in the accompanying condensed consolidated and combined statements of operations. $0.1 million was unpaid as of June 30, 2020 and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. Under the Employee Leasing Agreement, the employees of the Stations will remain employees of Emmis and we reimburse Emmis for the cost of these employees, including health and benefit costs. The initial term of the Employee Leasing Agreement will last through December 31, 2020, and will automatically renew for successive six-month periods, unless otherwise terminated upon the occurrence of certain events. Upon termination of the Employee Leasing Agreement, we will hire all of the leased employees and assume employment and collective bargaining agreements related to those employees. Expense related to the Employee Leasing Agreement, which is included in operating expenses, was $1.4 million and $4.5 million for the three and six months ended June 30, 2020, respectively. Approximately $0.5 million of this expense remains unpaid as of June 30, 2020.

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

On March 27, 2020, the Company and SG Broadcasting further amended and restated the SG Broadcasting Promissory Note such that the maximum aggregate principal amount issuable under the note was increased from $10.3 million to $20.0 million. On March 27, 2020, SG Broadcasting loaned an additional $3.0 million to the Company pursuant to the Second Amended and Restated SG Promissory Note for working capital purposes. Consequently, the principal amount outstanding under the Second Amended and Restated SG Broadcasting Promissory Note as of June 30, 2020 was $11.3 million.

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

MediaCo Series A Preferred Shares are redeemable for cash at the option of SG Broadcasting at any time on or after June 12, 2025, and so the shares are classified outside of permanent equity. The Series A Preferred Shares are also convertible into shares of Class A common stock at the option of SG Broadcasting at any time after May 25, 2020, with the number of shares of common stock determined by dividing the original contribution, plus accrued dividends, by the 30-day volume weighted average share price of Class A common shares. The Series A Preferred Shares are considered participating securities for the purposes of calculating earnings per share under the two-class method.

Loan Proceeds Participation Agreement

See Note 14 for a description of the Loan Proceeds Participation Agreement entered into with Emmis during the quarter ended June 30, 2020.

Note 14. Loan Proceeds Participation Agreement

On April 22, 2020, MediaCo and Emmis entered into a certain Loan Proceeds Participation Agreement (the “LPPA”) pursuant to which (i) Emmis agreed to use certain of the proceeds of the loan Emmis received pursuant to the Paycheck Protection Program (“PPP”) under Division A, Title I of the CARES Act to pay certain wages of employees leased to MediaCo pursuant to the Employee Leasing Agreement, between Emmis and MediaCo (ii) Emmis agreed to waive up to $1.5 million in reimbursement obligations of MediaCo to Emmis under the Employee Leasing Agreement to the extent that the PPP Loan is forgiven, and (iii) MediaCo agreed to promptly pay Emmis an amount equal to 31.56% of the amount of the PPP Loan, if any, that Emmis is required to repay, up to the amount of the reimbursement obligations forgiven under (ii) above. Standard General L.P., on behalf of all of the funds for which it serves as an investment advisor, agreed to guaranty MediaCo’s obligations under the LPPA.

As of the date of these financial statements, Emmis believes that the loan will be forgiven as Emmis believes it has spent the proceeds on qualifying expenditures. Accordingly, $1.5 million of leased employee expense was waived by Emmis during the quarter ended June 30, 2020.

Note 15. Subsequent Events

On August 11, 2020, Fairway Outdoor LLC (“Fairway”) entered into a Management Agreement with Billboards LLC, an affiliate of Standard General L.P., under which Fairway will manage certain billboards owned or operated by Billboards LLC in exchange for $0.1 million per year and reimbursement of direct expenses incurred by Fairway in connection with the management of the billboards.

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

The following table summarizes the sources of our revenues for the three and six months ended June 30, 2019 and 2020. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations conduct in their local market. The category “Other” includes, among other items, revenues related to network revenues, production of billboard advertisements and barter.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	% of Total	2020	% of Total	2019	% of Total	2020	% of Total
Revenue by Source:
Radio Advertising	$7,466	46%	$2,628	38%	$13,508	55%	$9,008	48%
Outdoor Advertising	—	0%	3,030	43%	—	0%	6,297	34%
Nontraditional	6,714	41%	80	1%	6,975	29%	248	1%
Digital	1,036	6%	340	5%	1,750	7%	1,014	5%
Other	1,118	7%	918	13%	2,247	9%	2,214	12%
Total net revenues	$16,334		$6,996		$24,480		$18,781

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

The results of our radio operations are solely dependent on the results of our stations in the New York market. Some of our competitors that operate larger station clusters in the New York market are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were down 35.7% for the six months ended June 30, 2020, as compared to the same period of the prior year. During this period, revenues for our stations were down 50.1%, exceeding the market average in large part due to the cancellation of Summer Jam, our largest concert which is held in June of each year.

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

FCC Licenses

As of December 31, 2019 and June 30, 2020, we have recorded approximately $63.3 million in FCC licenses, which represents approximately 38% and 43%, respectively, of our total assets. We would not be able to operate our radio stations without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, each of our FCC licenses has been renewed at the end of its respective period, and we expect that each FCC license will continue to be renewed in the future. We consider our FCC licenses to be indefinite-lived intangibles.

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

Valuation of Goodwill

As a result of the Fairway Acquisition discussed in Note 1 and the initial purchase price allocation, goodwill of $11.4 million was recognized in December 2019. We made a number of purchase price allocation adjustments during the six months ended June 30, 2020, resulting in an increase to goodwill of $1.3 million from the initial valuation. The goodwill relating to this acquisition accounts for all goodwill on the condensed consolidated balance sheets as of December 31, 2019 and June 30, 2020. ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. While the COVID-19 pandemic has negatively affected our outdoor operations, as of June 30, 2020, we don’t believe the long-term value of the outdoor business, and thus the associated goodwill, has been impaired. The Company will conduct its impairment test on October 1 of each fiscal year, unless indications of impairment exist during an interim period. The purchase price allocation of the Fairway Acquisition is preliminary and subject to adjustment. Any adjustment to the purchase price allocation may directly impact the value of goodwill.

Deferred Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company’s financial statements or income tax returns. Income taxes are recognized during the year in which the underlying transactions are reflected in the consolidated statements of operations. Deferred taxes are provided for temporary differences between amounts of assets and liabilities recorded for financial reporting purposes as compared to amounts recorded for income tax purposes. After determining the total amount of deferred tax assets, the Company determines whether it is more likely than not that some portion of the deferred tax assets will not be realized. During the three-month period ended June 30, 2020, as a result of a sharp deterioration of business activity related to the COVID-19 pandemic and the significant operating losses expected in 2020, the Company was not able to conclude that it was more likely than not that it would be able to realize its deferred tax assets and recorded a $15.6 million valuation allowance against these assets through an increase to our provision for income taxes.

Results of Operations for the Three-Month and Six-Month Periods Ended June 30, 2020, Compared to June 30, 2019

Net revenues:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2020	$ Change	% Change	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$16,334	$3,829	$(12,505)	(76.6)%	$24,480	$12,168	$(12,312)	(50.3)%
Outdoor Advertising	—	3,167	3,167	N/A	—	6,613	6,613	N/A
Total net revenues	$16,334	$6,996	$(9,338)	(57.2)%	$24,480	$18,781	$(5,699)	(23.3)%

Net radio revenues decreased for both the three and six-month periods ended June 30, 2020. The decrease is the result of the decline in advertising revenues as a result of the COVID-19 pandemic, coupled with the cancellation of Summer Jam, our largest outdoor concert which is held in June of each year, including the prior year.

We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for our radio markets decreased 35.7% for the six-month period ended June 30, 2020, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were down 50.1% for the six-month period ended June 30, 2020, as compared to the same period of the prior year.

We acquired outdoor advertising businesses principally located in Southern Georgia and Eastern Kentucky in mid-December 2019; therefore, there is no comparable information in our reported results for the same periods of the prior year.

Operating expenses excluding depreciation and amortization expense:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2020	$ Change	% Change	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Operating expenses excluding depreciation and amortization expense
Radio	$12,277	$4,005	$(8,272)	(67.4)%	$19,165	$10,936	$(8,229)	(42.9)%
Outdoor Advertising	—	2,483	2,483	N/A	—	5,009	5,009	N/A
Total operating expenses excluding depreciation and amortization expense	$12,277	$6,488	$(5,789)	(47.2)%	$19,165	$15,945	$(3,220)	(16.8)%

The decrease in radio operating expenses excluding depreciation and amortization expense for the three and six-month periods ended June 30, 2020 is due to the fact that our largest outdoor concert, Summer Jam, is normally held in June of every year, but due to the COVID-19 pandemic, it was cancelled. Therefore, we did not incur the costs of producing the event this year. Expenses also declined due to lower payroll costs as a result of the Loan Proceeds Participation Agreement with Emmis, described in Note 14, and cost reductions put in place in response to the decline in revenue caused by the COVID-19 pandemic. The prior year, which is presented on a carve-out basis, includes approximately $1.3 million of allocated costs from Emmis.

We acquired outdoor advertising businesses principally located in Southern Georgia and Eastern Kentucky in mid-December 2019; therefore, there is no comparable information in our reported results for the same periods of the prior year.

Corporate expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2020	$ Change	% Change	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses	$-	$932	$932	N/A	$—	$2,097	$2,097	N/A

MediaCo became a public company in November 2019 and there were no corporate costs in the historical carve-out financial statements. Corporate costs in the six months ended June 30, 2020 principally consist of (1) professional fees associated with being a public company, (2) consulting fees associated with the acquisition of our outdoor advertising businesses and related accounting matters, and (3) management fees paid to Emmis.

Depreciation and amortization:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2020	$ Change	% Change	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization
Radio	$310	$232	$(78)	(25.2)%	$651	$481	$(170)	(26.1)%
Outdoor Advertising	—	931	$931	N/A	—	1,709	1,709	N/A
Total depreciation and amortization	$310	$1,163	$853	275.2%	$651	$2,190	$1,539	236.4%

The increase in depreciation and amortization expense in the three and six-month periods ended June 30, 2020 relates to the acquisition of our outdoor advertising businesses in the quarter ended December 31, 2019. Radio depreciation and amortization expense decreased due to certain assets becoming fully depreciated in the prior year.

Operating income (loss):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2020	$ Change	% Change	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Operating income
Radio	$3,747	$(408)	$(4,155)	(110.9)%	$4,664	$751	$(3,913)	(83.9)%
Outdoor Advertising	—	(247)	(247)	N/A	—	(105)	(105)	N/A
All Other	—	(932)	(932)	N/A	—	(2,097)	(2,097)	N/A
Total operating income (loss)	$3,747	$(1,587)	$(5,334)	(142.4)%	$4,664	$(1,451)	$(6,115)	(131.1)%

Radio operating income decreased in both the three and six-month periods ended June 30, 2020, due to the impact of the COVID-19 pandemic. Operating income for radio in the prior year is net of $0.8 and $1.3 million of allocated costs from Emmis associated with the presentation of carve-out financial statements for the three and six-month periods, respectively.

We acquired outdoor advertising businesses principally located in Southern Georgia and Eastern Kentucky in mid-December 2019; therefore, there is no comparable information in our reported results for the same periods of the prior year.

There were no stand-alone corporate expenses in the prior year as MediaCo became a public company in November 2019.

Interest expense

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2020	$ Change	% Change	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$-	$(2,279)	$(2,279)	N/A	$—	$(4,517)	$(4,517)	N/A

For the three and six-month periods ended June 30, 2019 there was no interest expense allocated to MediaCo from Emmis in connection with the presentation of carve-out financial statements. During the quarter ended December 31, 2019, the Company entered into numerous debt instruments to finance SG Broadcasting’s acquisition of a controlling interest in the Company from Emmis in November 2019 and the Fairway Acquisition in December 2019.

Provision for income taxes:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2020	$ Change	% Change	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$1,227	$14,493	$13,266	N/M	$1,516	$13,876	$12,360	N/M

During the quarter ended June 30, 2020, as a result of a sharp deterioration of business activity related to the COVID-19 pandemic, the Company concluded that it was more likely than not that it would be unable to realize its deferred tax assets and recorded a $15.6 million valuation allowance against these assets. Given the uncertainty in the economy due to the ongoing COVID-19 pandemic, particularly in the New York market, the Company concluded it could not reasonably estimate pre-tax income for the year ended December 31, 2020, so the Company is calculating its provision for income taxes on a discrete basis until there is greater clarity.

Consolidated net income (loss):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2020	$ Change	% Change	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income (loss)	$2,520	$(18,887)	$(21,407)	N/M	$3,148	$(20,901)	$(24,049)	N/M

Net income decreased for the three and six-month periods ended June 30, 2020 primarily due to a decline in operating income, an increase in interest expense and an increase in the provision for income taxes, each as discussed above.

Liquidity and Capital Resources

At June 30, 2020, we had cash and cash equivalents of $4.6 million and net working capital of $(5.0) million. At December 31, 2019, we had cash and cash equivalents of $2.1 million and net working capital of $(4.7) million.

On February 28, 2020, the Company and SG Broadcasting amended and restated the SG Broadcasting Promissory Note such that the maximum aggregate principal amount issuable under the note was increased from $6.3 million to $10.3 million. Also on February 28, 2020, SG Broadcasting loaned an additional $2.0 million to the Company pursuant to the amended note for working capital purposes.

On March 27, 2020, the Company and SG Broadcasting further amended and restated the SG Broadcasting Promissory Note (the “Second Amended and Restated SG Promissory Note”) such that the maximum aggregate principal amount issuable under the note was increased from $10.3 million to $20.0 million. On March 27, 2020, SG Broadcasting loaned an additional $3.0 million to the Company pursuant to the Second Amended and Restated SG Promissory Note for working capital purposes. Consequently, the principal amount outstanding under the Second Amended and Restated SG Broadcasting Promissory Note as of June 30, 2020 was $11.3 million.

On April 22, 2020, MediaCo and Emmis entered into a certain Loan Proceeds Participation Agreement (the “LPPA”) pursuant to which (i) Emmis agreed to use certain of the proceeds of the loan Emmis received pursuant to the Paycheck Protection Program (“PPP”) under Division A, Title I of the CARES Act to pay certain wages of employees leased to MediaCo pursuant to the Employee Leasing Agreement, between Emmis and MediaCo (ii) Emmis agreed to waive up to $1.5 million in reimbursement obligations of MediaCo to Emmis under the Employee Leasing Agreement to the extent that the PPP Loan is forgiven, and (iii) MediaCo agreed to promptly pay Emmis an amount equal to 31.56% of the amount of the PPP Loan, if any, that Emmis is required to repay, up to the amount of the reimbursement obligations forgiven under (ii) above. Standard General L.P., on behalf of all of the funds for which it serves as an investment advisor, agreed to guaranty MediaCo’s obligations under the LPPA. As of the date of these financial statements, Emmis believes that the loan will be forgiven as Emmis believes it has spent the proceeds on qualifying expenditures. Accordingly, $1.5 million of leased employee expense was waived by Emmis during the three months ended June 30, 2020.

Cash flows used in operating activities was $0.4 million for the six months ended June 30, 2020 versus cash flows provided by operating activities of $6.0 million for the six months ended June 30, 2019. The decrease was mainly attributable to a decrease in net income due to the COVID-19 pandemic as well as interest on debt that was not allocated to MediaCo from Emmis in connection with the presentation of carve-out financial statements in the prior year.

Cash flows used in investing activities were $0.1 million and $0.2 million for the six months ended June 30, 2019 and June 30, 2020, respectively, attributable to capital expenditures in both periods.

Cash flows provided by financing activities were $3.2 million for the six months ended June 30, 2020, due to $5.2 million of debt proceeds, net of debt payments and debt-related costs of $2.0 million, versus cash flows used in financing activities of $5.9 million for the six months ended June 30, 2019. For the period ended June 30, 2019, the net amount of cash provided by operating activities and cash used in financing activities was swept to and retained by Emmis.

Our primary sources of liquidity are cash on hand, cash provided by operations, and, if received, cash available through borrowings under the SG Broadcasting Promissory Note. Our primary uses of capital have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements and acquisitions. As part of the acquisition of SG Broadcasting’s controlling interest in the Company from Emmis on November 25, 2019, Emmis retained the working capital of the stations, but the Company was permitted to collect and use, for a period of nine months, the first $5.0 million of net working capital attributable to the stations as of the closing date. This amount is due to Emmis on the nine month anniversary of the closing date, or August 25, 2020. This right to $5.0 million of retained net working capital was satisfied in January 2020 and used in the operations of the business. MediaCo does not believe it will generate $5.0 million of excess cash from operations by August 25, 2020 to repay this amount to Emmis, but Standard General has guaranteed this payment to Emmis in the event MediaCo is unable to make the payment when due. Additionally, during the quarter ended June 30, 2020, MediaCo elected not to pay certain rent obligations under its studio and broadcast tower leases. The Company remains delinquent in payment of these obligations as of the filing of this Form 10-Q, but is working to make all such payments on or before the expiration of the various executive orders of the Governor of the State of New York that prohibit landlords from taking certain actions against tenants in New York. These executive orders are currently expected to expire on August 20, 2020. The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-Q and as more fully discussed in Note 3 to the accompanying condensed consolidated and combined financial statements, management is unable to determine with certainty that it will be able to meet its liquidity needs for the next twelve months with cash on hand, cash provided by operations, and/or additional borrowings.

Intangibles

As of June 30, 2020, approximately 43% of our total assets consisted of FCC broadcast licenses, the values of which depend significantly upon various factors including, among other things, market revenues, market growth rates and the operational results of our businesses. We would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, substantially all FCC licenses have been renewed at or after the end of their respective periods, and we expect that our FCC licenses will be renewed in the future.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (the “Controls Evaluation”) was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Based upon the Controls Evaluation, our CEO and CFO concluded that as of June 30, 2020, our Disclosure Controls are effective to ensure that information relating to MediaCo Holding Inc. and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

The Company is in the process of implementing our standardized control procedures within Fairway Outdoor and expects this to be completed during 2020.

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Effective August 11, 2020, we appointed Brad A. Tobin, age 38, to the position of Chief Operating Officer of MediaCo Holding Inc. (the “Company”). Patrick Walsh, formerly the Company’s President and Chief Operating Officer, will retain the title of President. Mr. Tobin has over 12 years of legal and operational experience. Prior to joining the Company, Mr. Tobin served as Secretary and General Counsel of Standard Diversified Inc. (an affiliate of the Company), and before that served as the General

Counsel and Senior Vice President of General Wireless Operations Inc. d/b/a RadioShack. Preceding this role, Mr. Tobin served on the distressed debt team at Silver Point Capital, LP. Mr. Tobin holds a Juris Doctor from St. John’s University, School of Law in New York and a B.S. in Economics from the University of Wisconsin-Madison.

Mr. Tobin will receive an annual base salary of $200,000, and an annual performance bonus in such amount as may be determined in the discretion of the compensation committee of the board of directors of the Company. Mr. Tobin will also receive a grant of restricted shares of our Class A common stock having a fair market value of $600,000 on the date of grant, with such shares scheduled to vest on in three equal installments on each anniversary of the date of grant. The restricted stock grant will be made in accordance with the terms of the form of Restricted Stock Agreement that is attached hereto and incorporated herein as Exhibit 10.2, and generally governs the terms of all restricted stock grants under the Company’s 2020 Equity Compensation Plan. Mr. Tobin also retains the right to participate in all of our employee benefit plans for which he is otherwise eligible. The Company expects to memorialize in a formal employment agreement these terms, as well as any others that may be agreed upon between the Company and Mr. Tobin.

Also on August 11, 2020, the board of directors of the Company unanimously authorized the entry into a certain Management Agreement (the “Billboard Agreement”) between Fairway Outdoor LLC (a subsidiary of the Company, “Fairway”) and Billboards LLC (an affiliate of Standard General, “Billboards”). Under the Billboard Agreement, Fairway will manage the billboard business of Billboards in exchange for payments of $25,000 per quarter and reimbursement of all out-of-pocket expenses incurred by Fairway in the performance of its duties under the Billboard Agreement. The Billboard Agreement has an effective date of August 1, 2020, has a term of three years, and has customary provisions on limitation of liability and indemnification. The foregoing description does not purport to be a complete statement of the terms and conditions of the transaction or the rights of the parties to the Billboard Agreement, and is qualified in its entirety by reference to the text of the Billboard Agreement, a copy of which is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

Item 6.    Exhibits

(a)	Exhibits.

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit			Incorporated by Reference
Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of MediaCo Holding Inc., as amended		10-KT	12/31/2019	3.1	3/27/2020
3.2	Amended and Restated Code of Bylaws of MediaCo Holding Inc.		10-12B/A		3.2	11/22/2019
10.1	Loan Proceeds Participation Agreement, dated April 22, 2020, between MediaCo Holding Inc. and Emmis Operating Company.		8-K		10.1	4/27/2020
10.2	Form of Restricted Stock Agreement under 2020 Equity Compensation Plan.	X
10.3	Management Agreement, effective August 1, 2020, between Fairway Outdoor LLC and Billboards LLC.	X
31.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIACO HOLDING INC.

Date: August 14, 2020	By:	/s/ RYAN A. HORNADAY
Ryan A. Hornaday
Executive Vice President, Chief Financial Officer and
Treasurer