Form 10-Q
period 2020-09-30
Mediaco Holding Inc.
filed 2020-11-13
CIK 1784254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of November 9, 2020, was:

1,785,880	Shares of Class A Common Stock, $.01 Par Value
5,413,197	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

INDEX

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated and Combined Statements of Operations for the three-month and nine-month periods ended September 30, 2019 and 2020	3
Condensed Consolidated Balance Sheets as of December 31, 2019 and September 30, 2020	4
Condensed Consolidated and Combined Statement of Changes in Equity (Deficit) for the three-month and nine-month periods ended September 30, 2019 and 2020	5
Condensed Consolidated and Combined Statements of Cash Flows for the nine-months periods ended September 30, 2019 and 2020	6
Notes to Condensed Consolidated and Combined Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	29
Item 4. Controls and Procedures	29
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6. Exhibits	31
Signatures	32

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
NET REVENUES	$11,007	$9,360	$35,487	$28,141
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	8,672	7,752	27,837	23,615
Corporate expenses	—	1,214	—	3,311
Depreciation and amortization	280	896	931	3,086
Loss on disposal of assets	—	103	—	185
Total operating expenses	8,952	9,965	28,768	30,197
OPERATING INCOME (LOSS)	2,055	(605)	6,719	(2,056)
OTHER EXPENSE:
Interest expense	—	(2,411)	—	(6,928)
INCOME (LOSS) BEFORE INCOME TAXES	2,055	(3,016)	6,719	(8,984)
PROVISION (BENEFIT) FOR INCOME TAXES	613	(22)	2,129	13,854
CONSOLIDATED NET INCOME (LOSS)	1,442	(2,994)	4,590	(22,838)
PREFERRED STOCK DIVIDENDS	—	534	—	1,591
NET INCOME (LOSS)	$1,442	$(3,528)	$4,590	$(24,429)

Basic and diluted income (loss) per share attributable to common shareholders	$0.87	$(0.50)	$2.75	$(3.44)
Basic and diluted weighted average number of common shares outstanding	1,667	7,096	1,667	7,110

The accompanying notes are an integral part of these unaudited condensed consolidated and combined statements.

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2019	September 30, 2020
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,083	$6,702
Accounts receivable, net	11,101	7,046
Prepaid expenses	1,111	975
Other current assets	1,798	956
Total current assets	16,093	15,679
PROPERTY AND EQUIPMENT, NET	31,563	28,270
INTANGIBLE ASSETS, NET	78,949	79,499
OTHER ASSETS:
Deferred tax assets	13,863	—
Operating lease right of use assets	26,339	24,369
Deposits and other	359	331
Total other assets	40,561	24,700
Total assets	$167,166	$148,148
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,184	$2,213
Current maturities of long-term debt	3,672	918
Accrued salaries and commissions	728	636
Deferred revenue	1,688	1,543
Operating lease liabilities	3,161	3,055
Other current liabilities	346	2,136
Total current liabilities	20,779	10,501
LONG TERM DEBT, NET OF CURRENT	77,668	93,025
OPERATING LEASE LIABILITIES, NET OF CURRENT	22,983	21,056
ASSET RETIREMENT OBLIGATIONS	5,623	6,176
OTHER NONCURRENT LIABILITIES	239	310
Total liabilities	127,292	131,068
COMMITMENTS AND CONTINGENCIES
SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK, $0.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED; 220,000 SHARES ISSUED AND OUTSTANDING	22,110	23,701
EQUITY (DEFICIT):
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 1,666,667 shares and 1,785,880 shares at December 31, 2019, and September 30, 2020, respectively	17	18
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 5,359,753 shares and 5,413,197 shares at December 31, 2019, and September 30, 2020, respectively	54	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	20,644	20,687
Accumulated deficit	(2,951)	(27,380)
Total equity (deficit)	17,764	(6,621)
Total liabilities and equity (deficit)	$167,166	$148,148

The accompanying notes are an integral part of these unaudited condensed consolidated and combined statements.

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	APIC	Net Parent Investment	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2018	—	$—	—	$—	$—	$79,810	$—	$79,810
Net income	—	—	—	—	—	628	—	628
Net distributions to Emmis Communications Corp.	—	—	—	—	—	(3,451)	—	(3,451)
BALANCE, MARCH 31, 2019	—	$—	—	$—	$—	$76,987	$—	$76,987
Net income	—	—	—	—	—	2,520	—	2,520
Net distributions to Emmis Communications Corp.	—	—	—	—	—	(2,352)	—	(2,352)
BALANCE, JUNE 30, 2019	—	$—	—	$—	$—	$77,155	$—	$77,155
Net income	—	—	—	—	—	1,442	—	1,442
Net distributions to Emmis Communications Corp.	—	—	—	—	—	(2,403)	—	(2,403)
BALANCE, SEPTEMBER 30, 2019	—	$—	—	$—	$—	$76,194	$—	$76,194

BALANCE, DECEMBER 31, 2019	1,666,667	$17	5,359,753	$54	$20,644	$—	$(2,951)	$17,764
Net loss	—	—	—	—	—	—	(1,485)	(1,485)
Adjustments related to distribution of common shares	16,596	—	53,444	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(529)	(529)
BALANCE, MARCH 31, 2020	1,683,263	$17	5,413,197	$54	$20,644	$—	$(4,965)	$15,750
Net loss	—	—	—	—	—	—	(18,359)	(18,359)
Preferred stock dividends	—	—	—	—	—	—	(528)	(528)
BALANCE, JUNE 30, 2020	1,683,263	$17	5,413,197	$54	$20,644	$—	$(23,852)	$(3,137)
Net loss	—	—	—	—	—	—	(2,994)	(2,994)
Issuance of class A to employees, officers and directors	102,617	1	—	—	43	—	—	44
Preferred stock dividends	—	—	—	—	—	—	(534)	(534)
BALANCE, SEPTEMBER 30, 2020	1,785,880	$18	5,413,197	$54	$20,687	$—	$(27,380)	$(6,621)

The accompanying notes are an integral part of these unaudited condensed consolidated and combined statements.

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2019	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,590	$(22,838)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Depreciation and amortization	931	3,086
Amortization of debt discount	—	440
Provision for bad debts	184	538
Accretion of asset retirement obligation	—	566
Provision for deferred income taxes	1,690	13,856
Noncash compensation	192	44
Loss on sale of property and equipment	—	186
Changes in assets and liabilities -
Accounts receivable	248	3,317
Prepaid expenses and other current assets	(70)	1,005
Other assets	986	2,107
Accounts payable and accrued liabilities	833	(9,108)
Deferred revenue	(20)	(138)
Income taxes	371	—
Other liabilities	(1,457)	(266)
Net cash provided by (used in) operating activities	8,478	(7,205)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(175)	(339)
Net cash used in investing activities	(175)	(339)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	—	(1,837)
Proceeds from long-term debt	—	14,281
Payments for debt-related costs	—	(281)
Net transactions with Emmis Communications Corp.	(8,303)	—
Net cash (used in) provided by financing activities	(8,303)	12,163
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	4,619
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	—	2,083
End of period	$—	$6,702
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$4,732

The accompanying notes are an integral part of these unaudited condensed consolidated and combined statements.

MEDIACO HOLDING INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)

September 30, 2020

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

For the nine months ended September 30, 2019, MediaCo was 100% owned by Emmis. Our financial statements for this period are derived from the books and records of Emmis and were carved-out from Emmis at a carrying value reflective of historical cost in Emmis’ records. Our historical combined financial results include an allocation of expense related to certain Emmis corporate functions, including executive oversight, legal, finance, human resources, and information technology. These expenses have been allocated to us based on direct usage or benefit where specifically identifiable, with the remainder allocated primarily on a pro rata basis of revenue, headcount and other measures. We consider this expense allocation methodology and results thereof to be reasonable. However, the allocations may not be indicative of the actual expense that would have been incurred had we operated as an independent, publicly traded company for all periods presented. It is impracticable to estimate what the standalone costs of MediaCo would have been in the historical periods.

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

Note 3. Summary of Significant Accounting Policies

Allocation Policies

The following allocation policies were established by management of Emmis for the three and nine-month periods ended September 30, 2019. In the opinion of management, the methods for allocating these costs were reasonable. It is not practicable to estimate the costs that would have been incurred by us if we had been operated on a stand‑alone basis.

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

(iv)  Allocated Charges

Allocations of Emmis’ costs were included in the condensed consolidated and combined statements of operations of the Stations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2020	2019	2020
Station operating expenses, excluding depreciation and amortization expense	$596	$—	$1,810	$—
Noncash compensation	60	—	192	—
Allocated charges from Emmis	$656	$—	$2,002	$—

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

The Company has certain assets that are measured at fair value on a non-recurring basis under circumstances and events that include those described in Note 5, Intangible Assets, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 5 for more discussion).

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

As discussed in Note 9, as a result of a sharp deterioration of business activity related to the COVID-19 pandemic and the significant operating losses expected in 2020, we were unable to conclude that it was more likely than not that we would be able to realize our deferred tax assets as of June 30, 2020; accordingly, we recorded a $15.6 million valuation allowance against these assets.  The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material changes to the estimates and material impacts to the Company’s condensed consolidated and combined financial statements in future reporting periods.

Per Share Data

Our basic and diluted net loss per share is computed using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses. Shares of Series A preferred stock include rights to participate in dividends and distributions to common stockholders on an if-converted basis, and accordingly are considered participating securities. During periods of undistributed losses however, no effect is given to our participating securities since they are not contractually obligated to share in the losses. We did not have any participating securities for the three and nine-month periods ended September 30, 2019, as the preferred stock only became convertible to common stock on May 25, 2020. For the three and nine-month periods ended September 30, 2019, only the Class A shares issued to Emmis at the close of the Transaction have been assumed to be outstanding. The following is a reconciliation of basic and diluted net loss per share attributable to Class A and Class B common shareholders:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2020	2019	2020
Net income (loss)	$1,442	$(2,994)	$4,590	$(22,838)
Preferred dividends	—	534	—	1,591
Net income (loss) attributable to common shareholders	$1,442	$(3,528)	$4,590	$(24,429)
Basic and diluted weighted average Class A shares outstanding	1,667	1,683	1,667	1,700
Net income (loss) per share attributable to Class A shareholders	$0.87	$(0.50)	$2.75	$(3.44)
Basic and diluted weighted average Class B shares outstanding	—	5,413	—	5,410
Net loss per share attributable to Class B shareholders	$—	$(0.50)	$—	$(3.44)

Because we have incurred a net loss for all periods where the Company had potentially dilutive securities, diluted net loss per common share is the same as basic net loss per common share. The following convertible equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive. There were no potentially dilutive shares for the three and nine-month periods ended September 30, 2019 as neither the convertible promissory notes issued to Emmis and SG Broadcasting described in Note 7, nor the Series A convertible preferred stock, were convertible until May 25, 2020.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2020	2019	2020
Convertible Emmis promissory note	$—	$977	$—	$1,238
Convertible Standard General promissory notes	—	3,979	—	5,023
Series A convertible preferred stock	—	4,525	—	5,734
Total		$9,481	$—	$11,995

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Pursuant to ASC Topic 205-40, “Going Concern,” the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period. In evaluating the Company’s ability to continue as a going concern for this reporting period, management evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date of the filing of these financial statements (November 13, 2020). Management considered the Company’s ability to forecast future cash flows, current financial condition, sources of liquidity and debt service obligations due on or before November 13, 2021.

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

The Company has debt service obligations of approximately $7.7 million due under its Senior Credit Facility from November 13, 2020, the date of issuance of these financial statements, through November 13, 2021. The Company expects its revenues and profitability will continue to be adversely impacted by the COVID-19 pandemic. Because the duration and severity of the impact is unknown as of the filing of this Form 10-Q, management is unable to determine with certainty that the Company will be able to meet its liquidity needs for the next twelve months with cash and cash equivalents on hand, projected cash flows from operations, and/or additional borrowings. Under the terms of its Senior Credit Facility, the amount of debt outstanding thereunder is limited to a formula based on 60% of the fair value of the Company’s FCC licenses plus a multiple of the Company’s Billboard Cash Flow (as defined in the Senior Credit Facility). Management is also unable to determine whether the Company will be in compliance with its debt covenants and the limits of its borrowing base for the next twelve months. If necessary, management intends to request a waiver or amendment to its Senior Credit Facility and seek additional borrowings from Standard General. While the Company has been successful in obtaining waivers and amendments under its Senior Credit Facility and has also received additional liquidity from Standard General in the past, no assurances can be made that the Company will be successful or receive such liquidity in the future. Accordingly, there is substantial doubt about our ability to continue as a going concern through November 13, 2021. Furthermore, depending on the duration and severity of the impact the COVID-19 pandemic has on our businesses, we may record impairments of assets in the future.

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

Note 4. Share Based Payments

The amounts recorded as share based compensation expense consist of a restricted stock award issued to an officer that vests in three equal installments. Awards to officers are typically made pursuant to employment agreements. Restricted stock awards are granted out of the Company’s 2020 Equity Compensation Plan.

The following table presents a summary of the Company’s restricted stock grants outstanding at September 30, 2020, and restricted stock activity during the nine months ended September 30, 2020 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	—	$—
Granted	102,617	5.41
Grants outstanding, end of period	102,617	5.41

Recognized Non-Cash Compensation Expense

The following table summarizes stock-based compensation expense recognized by the Company during the three and nine months ended September 30, 2019 and 2020. The Company did not recognize any tax benefits related to stock-based compensation during the periods presented below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2020	2019	2020
Operating expenses, excluding depreciation and amortization	$60	$—	$192	$—
Corporate expenses	—	44	—	44
Share-based compensation expense	$60	$44	$192	$44

Note 5. Intangible Assets

Valuation of Indefinite-lived Broadcasting Licenses

In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s FCC licenses are considered indefinite-lived intangibles; therefore, they are not subject to amortization, but are tested for impairment at least annually as discussed below.

The carrying amounts of the Company’s FCC licenses were $63.3 million as of December 31, 2019 and September 30, 2020. Pursuant to our accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA with another broadcaster. The stations have historically performed an annual impairment test of indefinite-lived intangibles as of December 1 of each year. In connection with our change in fiscal years from one that ends in February to a traditional calendar year end, we plan to perform our annual impairment test of indefinite-lived intangible assets as of October 1 of each year. When indicators of impairment are present, we will perform an interim impairment test. Due to the impact the COVID-19 pandemic has had on our radio operations, we considered the need to perform an interim impairment test during the quarter ended September 30, 2020. However, given the cushion that exists between the most recently-available fair market values and current carrying values, the Company concluded no interim impairment testing was required. Future impairment tests may result in additional impairment charges in subsequent periods.

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

Valuation of Goodwill

As a result of the Fairway Acquisition discussed in Note 1 and the initial purchase price allocation, goodwill of $11.4 million was recognized in December 2019. We made a number of purchase price allocation adjustments during the nine months ended September 30, 2020, resulting in an increase to goodwill of $1.7 million from the initial valuation. The purchase price allocation of the Fairway Acquisition is preliminary and subject to adjustment. Any adjustment to the purchase price allocation may directly impact the value of goodwill. The goodwill relating to this acquisition accounts for all goodwill on the condensed consolidated balance sheets as of December 31, 2019 and September 30, 2020. ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. While the COVID-19 pandemic has negatively affected our outdoor operations, as of September 30, 2020, we don’t believe the long-term value of the outdoor business, and thus the associated goodwill, has been impaired. The Company will conduct its impairment test on October 1 of each fiscal year, unless indications of impairment exist during an interim period.

Valuation of Trade Name

As a result of the Fairway Acquisition, the Company acquired the trade name “Fairway”. The trade name is well known in the industry and is being retained for continued market use following the acquisition. This trade name favorably factors into customer purchasing decisions. For the purchase price allocation, the trade name was valued using the relief from royalty method. This method is based on what a company would be willing to pay for a royalty in order to exploit the related benefits of the trade name. The value of the trade name is determined by discounting the inherent after-tax royalty savings associated with ownership or possession of the trade name. The preliminary valuation assigned to the trade name as a result of the purchase price accounting was $0.7 million. The trade name is an indefinite-lived intangible asset based on our intention to renew it when legally required and to utilize it going forward. We will assess the trade name annually for impairment on October 1 of each year, unless indications of impairment exist during an interim period.

Definite-lived intangibles

The following table presents the weighted-average useful life at September 30, 2020, and the gross carrying amount and accumulated amortization for our definite-lived intangible assets at December 31, 2019, and September 30, 2020:

	As of December 31, 2019			As of September 30, 2020
	(in 000's, except years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Programming agreement	$2,154	$1,640	$514	$2,154	$1,860	$294	1.0
Customer list	3,030	14	3,016	2,906	767	2,139	2.2

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

Total amortization expense from definite-lived intangibles for the nine-month periods ended September 30, 2019 and 2020 was less than $0.1 million and $1.0 million, respectively. The following table presents the Company's estimate of future amortization expense for definite-lived intangibles:

Year ending December 31,	Expected Amortization Expense
Remainder of 2020	$316
2021	1,189
2022	928

Note 6. Revenue

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

Disaggregation of revenue

The following table presents the Company's revenues disaggregated by revenue source:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	% of Total	2020	% of Total	2019	% of Total	2020	% of Total
Revenue by Source:
Radio Advertising	$7,925	72.0%	$4,633	49.5%	$21,433	60.4%	$13,641	48.5%
Outdoor Advertising	—	0.0%	2,957	31.6%	—	0.0%	9,254	32.9%
Nontraditional	1,027	9.3%	203	2.2%	8,002	22.5%	451	1.6%
Digital	793	7.2%	476	5.1%	2,543	7.2%	1,490	5.3%
Other	1,262	11.5%	1,091	11.7%	3,509	9.9%	3,305	11.7%
Total net revenues	$11,007		$9,360		$35,487		$28,141

The decline in nontraditional revenues in the nine months ended September 30, 2020 is due to the cancellation of our largest concert, Summer Jam, due to the pandemic.

Note 7. Long Term Debt

Long-term debt was comprised of the following at December 31, 2019, and September 30, 2020:

	December 31, 2019	September 30, 2020
Senior credit facility	$72,527	$70,972
Notes payable to Emmis	5,000	5,000
Notes payable to SG Broadcasting	6,250	20,250
Less: Current maturities	(3,672)	(918)
Less: Unamortized original issue discount	(2,437)	(2,279)
Total long-term debt, net of current portion and debt discount	$77,668	$93,025

Senior Credit Facility

On November 25, 2019, the Company entered into a $50.0 million, five-year senior secured term loan agreement (the “Senior Credit Facility”) with GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent, which included one tranche of additional borrowings of $25.0 million. The Senior Credit Facility provided for initial borrowings of up to $50.0 million, of which net proceeds of $48.3 million after debt discount of $1.7 million, were paid concurrently to Emmis in connection with SG Broadcasting’s acquisition of a controlling interest in the Company. The Senior Credit Facility bears interest at a rate equal to the London Interbank Offered Rate ("LIBOR"), plus 7.5%, with a 2.0% LIBOR floor. Prior to subsequent amendments discussed below, the Senior Credit Facility required interest payments on the first business day of each calendar month, and quarterly payments on the principal in an amount equal to one and one quarter percent of the initial aggregate principal amount were due on the last day of each calendar quarter. The Senior Credit Facility includes covenants pertaining to, among other things, the ability to incur indebtedness, restrictions on the payment of dividends, minimum Liquidity of $2.0 million for the period from the effective date until November 25, 2020, $2.5 million for the period from November 26, 2020 until November 25, 2021, and $3.0 million for the period thereafter, collateral maintenance, minimum Consolidated Fixed Charge Coverage Ratio of 1.10:1.00, and other customary restrictions. The Company borrowed $23.4 million of the remaining available borrowings to fund the Fairway Acquisition on December 13, 2019. Proceeds received were $22.6 million, net of a debt discount of $0.8 million.

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

On August 28, 2020, the Company entered into Amendment No. 3 (“Amendment No. 3”) to its Senior Credit Facility, in order, among other things, (i) to modify certain provisions relating to the repayment of the Term Loan (as defined in the Senior Credit Facility) such that no quarterly payments shall be required beginning with the fiscal quarter ending September 30, 2020 through and including the fiscal quarter ending June 30, 2021 and (ii) to suspend the testing of the Consolidated Fixed Charge Coverage Ratio (as defined in the Senior Credit Facility) from July 1, 2020 through and including June 30, 2021. In connection with Amendment No. 3, the Company incurred an amendment fee of approximately $0.1 million, which was added to the principal amount of the Senior Credit Facility then outstanding.

The Senior Credit Facility is carried net of a total unamortized discount of $2.3 million at September 30, 2020.

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

On August 28, 2020, SG Broadcasting loaned an additional $8.7 million to the Company pursuant to the Second Amended and Restated SG Promissory Note for working capital purposes. Consequently, the principal amount outstanding under the Second Amended and Restated SG Broadcasting Promissory Note as of September 30, 2020 was $20.0 million.

On September 30, 2020, SG Broadcasting loaned an additional $0.3 million to the Company pursuant to an additional SG Broadcasting Promissory Note (the “Additional SG Broadcasting Promissory Note”) for working capital purposes. The Additional SG Broadcasting Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, or if no senior credit facility is outstanding, of 6.0%, and an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. The Additional SG Broadcasting Promissory Note matures on March 30, 2026. Additionally, interest under the Additional SG Broadcasting Promissory Note is payable in kind through maturity, and is convertible into MediaCo Class A common stock at the option of SG Broadcasting at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion.

Based on amounts outstanding at September 30, 2020, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

Year ended December 31,	Senior Credit Facility	Emmis Note	SG Broadcasting Notes	Total Payments
Remainder of 2020	$—	$—	$—	$—
2021	1,836	—	—	1,836
2022	3,672	—	—	3,672
2023	3,672	—	—	3,672
2024	61,792	5,000	—	66,792
Thereafter	—	—	20,250	20,250
Total	$70,972	$5,000	$20,250	$96,222

Note 8. Regulatory, Legal and Other Matters

From time to time, our stations are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

Note 9. Income Taxes

As discussed in Note 3, our provision for income taxes for the three and nine-month periods ended September 30, 2019 in these condensed consolidated and combined financial statements has been calculated using the separate return basis, as if we filed separate tax returns. The effective tax rate for the nine months ended September 30, 2019 and 2020 was 32%, and (154)% respectively. During the nine-month period ended September 30, 2020, as a result of a sharp deterioration of business activity related to the COVID-19 pandemic and the significant operating losses expected in 2020, the Company was not able to conclude that it was more likely than not that it would be able to realize its deferred tax assets and recorded a $15.6 million valuation allowance against these assets through an increase to our provision for income taxes.

Note 10. Leases

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

Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. Variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time, are expensed in the period in which the obligation for these payments was incurred. Variable lease expense recognized in the nine months ended September 30, 2020 was not material.

We elected not to apply the recognition requirements of Accounting Standards Codification 842, “Leases”, to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, we recognized lease payments in the condensed consolidated and combined statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized in the nine months ended September 30, 2020, was not material.

The impact of operating leases to our condensed consolidated financial statements was as follows:

Nine Months Ended September 30,
2020
Lease Cost
Operating lease cost	$3,740
Other Information
Operating cash flows from operating leases	3,754
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted average remaining lease term - operating leases (in years)	9.1
Weighted average discount rate - operating leases	9.1%

As of September 30, 2020, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ending December 31,
Remainder of 2020	$1,659
2021	5,152
2022	5,054
2023	4,080
2024	2,668
After 2024	18,646
Total lease payments	37,259
Less imputed interest	13,148
Total recorded lease liabilities	$24,111

Our outdoor advertising business generates lessor revenue derived from operating leases accounted for under ASC 842, “Leases.” Minimum fixed lease consideration under non-cancelable operating leases for each of the next five years and thereafter, excluding variable lease consideration, as of September 30, 2020, is as follows:

Year ending December 31,
Remainder of 2020	$1,965
2021	2,325
2022	—
2023	—
2024	—
After 2024	—

Note 11. Asset Retirement Obligations

The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations.

Balance at December 31, 2019	$5,623
Purchase price allocation adjustment	44
Accretion expense	566
Liabilities settled	(57)
Balance at September 30, 2020	$6,176

Note 12. Acquisition

On December 9, 2019, the Company’s Board approved the assumption from an affiliate of SG Broadcasting of an agreement to purchase FMG Valdosta, LLC and FMG Kentucky, LLC from Fairway Outdoor Advertising Group, LLC for a purchase price of $43.1 million, subject to customary working capital adjustments. Closing of the transaction occurred on December 13, 2019. FMG Valdosta, LLC and FMG Kentucky, LLC are outdoor advertising businesses that operate advertising displays principally across Kentucky, West Virginia, Florida and Georgia. The acquisition was funded through $23.4 million of additional borrowings under the Senior Credit Facility as described in Note 7, which were net of a debt discount of $0.8 million, resulting in $22.6 million of proceeds. The remainder was financed by SG Broadcasting through $22.0 million of newly-issued Series A Convertible Preferred Stock. The terms of the Series A convertible preferred stock are described in Note 14. The Company believes this is a highly-scalable business model with attractive operative leverage.

As of September 30 2020, our fair value allocation of the assets acquired and liabilities assumed from Fairway Outdoor is considered preliminary and is subject to revision, which may result in adjustments to this allocation. A number of purchase price adjustments were made in the nine-month period ended September 30, 2020 which resulted in an increase to goodwill of $1.7 million. The allocations presented in the table below are based upon management’s estimate of the fair value using valuation techniques including income, cost and market approaches. The most significant asset acquired, property, plant and equipment, was valued using the cost approach. The preliminary purchase price allocation was as follows:

Cash consideration	$43,108
Due from Seller	(106)
Total Consideration	$43,002

Accounts receivable	$1,485
Other current assets	133
Property, plant and equipment	28,640
Operating lease, right-of-use assets	15,376
Goodwill	13,061
Intangibles (Note 5)	3,636
Deferred tax asset	1,032
Other assets	15
Assets Acquired	$63,378
Accounts payable	$73
Accrued expenses and other current liabilities	585
Current portion of operating lease liabilities	859
Operating lease liabilities, less current portion	12,320
Asset retirement obligations (Note 11)	5,634
Deferred revenue	753
Other noncurrent liabilities	152
Liabilities Assumed	$20,376
Net Assets Acquired	$43,002

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

Nine Months Ended September 30, 2019
Net revenues	$45,831
Net income attributable to common shareholders	2,567

Goodwill of $13.1 million was recognized as a result of the purchase which represented the excess of the purchase price over the identifiable acquired assets, $10.7 million of which is deductible for tax purposes. The goodwill acquired is assigned to the outdoor advertising segment.

Note 13. Segment Information

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

Three Months Ended September 30, 2020	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$6,200	$3,160	$—	$9,360
Operating expenses excluding and depreciation and amortization expense	5,573	2,179	—	7,752
Corporate expenses	—	—	1,214	1,214
Depreciation and amortization	208	688	—	896
Loss on disposal of assets	—	103	—	103
Operating income (loss)	$419	$190	$(1,214)	$(605)

Three Months Ended September 30, 2019	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$11,007	$—	$—	$11,007
Operating expenses excluding depreciation and amortization expense	8,672	—	—	8,672
Depreciation and amortization	280	—	—	280
Operating income	$2,055	$—	$—	$2,055

Nine Months Ended September 30, 2020	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$18,368	$9,773	$—	$28,141
Operating expenses excluding depreciation and amortization expense	16,509	7,106	—	23,615
Corporate expenses	—	—	3,311	3,311
Depreciation and amortization	689	2,397	—	3,086
Loss on disposal of assets	—	185	—	185
Operating income (loss)	$1,170	$85	$(3,311)	$(2,056)

Nine Months Ended September 30, 2019	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$35,487	$—	$—	$35,487
Operating expenses excluding depreciation and amortization expense	27,837	—	—	27,837
Depreciation and amortization	931	—	—	931
Operating income	$6,719	$—	$—	$6,719

Total Assets	Radio	Outdoor Advertising	Consolidated
As of December 31, 2019	$102,921	$64,245	$167,166
As of September 30, 2020	85,585	62,563	148,148

Note 14. Related Party Transactions

Corporate Overhead and Share-Based Compensation

For the three and nine months ended September 30, 2019, MediaCo was 100% owned by Emmis. Our financial statements for this period are derived from the books and records of Emmis. As described below, Emmis provides us certain services, including executive oversight, legal, finance, human resources and information technology. Our condensed consolidated and combined financial statements reflect an allocation of these costs. When specific identification is not practicable, these costs have been allocated on a pro rata basis of revenue, headcount and other measures. In addition, our employees participated in Emmis share-based compensation plans, the costs of which have been allocated to us.

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

For the three and nine months ended September 30, 2020, MediaCo recorded $0.3 million and $0.9 million of management fee expense, respectively, which is included in corporate expenses in the accompanying condensed consolidated and combined statements of operations. $0.1 million was unpaid as of September 30, 2020 and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. Under the Employee Leasing Agreement, the employees of the Stations will remain employees of Emmis and we reimburse Emmis for the cost of these employees, including health and benefit costs. The initial term of the Employee Leasing Agreement ends December 31, 2020. In accordance with the Employee Leasing Agreement, as of January 1, 2021, we will hire all of the leased employees and assume employment and collective bargaining agreements related to those employees. Expense related to the Employee Leasing Agreement, which is included in operating expenses, was $2.5 million and $7.0 million for the three and nine months ended September 30, 2020, respectively. Approximately $0.2 million of this expense remains unpaid as of September 30, 2020.

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

On August 28, 2020, SG Broadcasting loaned an additional $8.7 million to the Company pursuant to the Second Amended and Restated SG Promissory Note for working capital purposes. Consequently, the principal amount outstanding under the Second Amended and Restated SG Broadcasting Promissory Note as of September 30, 2020 was $20.0 million.

On September 30, 2020, SG Broadcasting loaned an additional $0.3 million to the Company pursuant to the Additional SG Broadcasting Promissory Note for working capital purposes.

The terms of these notes are described in Note 7.

Convertible Preferred Stock

On December 13, 2019, in connection with the Fairway Acquisition, the Company issued to SG Broadcasting 220,000 shares of MediaCo Series A Convertible Preferred Stock.

MediaCo Series A Preferred Shares rank senior in preference to the MediaCo Class A common stock, MediaCo Class B common stock, and the MediaCo Class C common stock. Pursuant to the Articles of Amendment, the ability of the Company to make distributions with respect to, or make a liquidation payment on, any other class of capital stock in the Company designated to be junior to, or on parity with, the MediaCo Series A Preferred Shares, will be subject to certain restrictions, including that (i) the MediaCo Series A Preferred Shares shall be entitled to receive the amount of dividends per share that would be payable on the number of whole common shares of the Company into which each share of MediaCo Series A Preferred Share could be converted, and (ii) the MediaCo Series A Preferred Shares, upon any liquidation, dissolution or winding up of the Company, shall be entitled to a preference on the assets of the Company. Issued and outstanding shares of MediaCo Series A Preferred Shares shall accrue cumulative dividends, payable in kind, at an annual rate equal to the interest rate on any senior debt of the Company (see Note 7), or if no senior debt is outstanding, 6%, plus additional increases of 1% on December 12, 2020 and each anniversary thereof.

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

Loan Proceeds Participation Agreement

See Note 15 for a description of the Loan Proceeds Participation Agreement entered into with Emmis during the quarter ended June 30, 2020.

Note 15. Loan Proceeds Participation Agreement

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

As of the date of these financial statements, Emmis believes that the loan will be forgiven as Emmis believes it has spent the proceeds on qualifying expenditures. Accordingly, $1.5 million of leased employee expense was waived by Emmis during the nine months ended September 30, 2020.

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

The following table summarizes the sources of our revenues for the three and nine months ended September 30, 2019 and 2020. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations conduct in their local market. The category “Other” includes, among other items, revenues related to network revenues, production of billboard advertisements and barter.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	% of Total	2020	% of Total	2019	% of Total	2020	% of Total
Revenue by Source:
Radio Advertising	$7,925	72.0%	$4,633	49.5%	$21,433	60.4%	$13,641	48.5%
Outdoor Advertising	—	0.0%	2,957	31.6%	—	0.0%	9,254	32.9%
Nontraditional	1,027	9.3%	203	2.2%	8,002	22.5%	451	1.6%
Digital	793	7.2%	476	5.1%	2,543	7.2%	1,490	5.3%
Other	1,262	11.5%	1,091	11.7%	3,509	9.9%	3,305	11.7%
Total net revenues	$11,007		$9,360		$35,487		$28,141

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

The results of our radio operations are solely dependent on the results of our stations in the New York market. Some of our competitors that operate larger station clusters in the New York market are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were down 34.5% for the nine months ended September 30, 2020, as compared to the same period of the prior year. During this period, revenues for our stations were down 48.0%, exceeding the market average in large part due to the cancellation of Summer Jam, our largest concert which is typically held in June of each year.

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

FCC Licenses

As of December 31, 2019 and September 30, 2020, we have recorded approximately $63.3 million in FCC licenses, which represents approximately 38% and 43%, respectively, of our total assets. We would not be able to operate our radio stations without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, each of our FCC licenses has been renewed at the end of its respective period, and we expect that each FCC license will continue to be renewed in the future. We consider our FCC licenses to be indefinite-lived intangibles.

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

Valuation of Goodwill

As a result of the Fairway Acquisition discussed in Note 1 and the initial purchase price allocation, goodwill of $11.4 million was recognized in December 2019. We made a number of purchase price allocation adjustments during the nine months ended September 30, 2020, resulting in an increase to goodwill of $1.7 million from the initial valuation. The purchase price allocation of the Fairway Acquisition is preliminary and subject to adjustment. Any adjustment to the purchase price allocation may directly impact the value of goodwill. The goodwill relating to this acquisition accounts for all goodwill on the condensed consolidated balance sheets as of December 31, 2019 and September 30, 2020. ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. While the COVID-19 pandemic has negatively affected our outdoor operations, as of September 30, 2020, we don’t believe the long-term value of the outdoor business, and thus the associated goodwill, has been impaired. The Company will conduct its impairment test on October 1 of each fiscal year, unless indications of impairment exist during an interim period.

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

Results of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2020, Compared to September 30, 2019

Net revenues:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2020	$ Change	% Change	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$11,007	$6,200	$(4,807)	(43.7)%	$35,487	$18,368	$(17,119)	(48.2)%
Outdoor Advertising	—	3,160	3,160	N/A	—	9,773	9,773	N/A
Total net revenues	$11,007	$9,360	$(1,647)	(15.0)%	$35,487	$28,141	$(7,346)	(20.7)%

Net radio revenues decreased for both the three and nine-month periods ended September 30, 2020. The decrease in both periods is the result of the decline in advertising revenues as a result of the COVID-19 pandemic. The decrease for the nine months ended September 30, 2020 also includes the cancellation of Summer Jam, our largest outdoor concert which is held in June of each year, including the prior year.

We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for our radio markets decreased 34.5% for the nine-month period ended September 30, 2020, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were down 48.0% for the nine-month period ended September 30, 2020, as compared to the same period of the prior year.

We acquired outdoor advertising businesses principally located in Southern Georgia and Eastern Kentucky in mid-December 2019; therefore, there is no comparable information in our reported results for the same periods of the prior year.

Operating expenses excluding depreciation and amortization expense:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2020	$ Change	% Change	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Operating expenses excluding depreciation and amortization expense
Radio	$8,672	$5,573	$(3,099)	(35.7)%	$27,837	$16,509	$(11,328)	(40.7)%
Outdoor Advertising	—	2,179	2,179	N/A	—	7,106	7,106	N/A
Total operating expenses excluding depreciation and amortization expense	$8,672	$7,752	$(920)	(10.6)%	$27,837	$23,615	$(4,222)	(15.2)%

Radio operating expenses excluding depreciation and amortization expense declined during nine-month period ended September 30, 2020 due to the cancellation of our largest outdoor concert, Summer Jam. Summer Jam is typically held in June, but was cancelled this year due to the COVID-19 pandemic. Therefore, we did not incur the costs of producing the event this year. Expenses also declined during the nine-month period ended September 30, 2020 due to lower payroll costs as a result of the Loan Proceeds Participation Agreement with Emmis, described in Note 15, and cost reductions put in place in response to the decline in revenue caused by the COVID-19 pandemic. The prior year, which is presented on a carve-out basis, includes approximately $2.0 million of allocated costs from Emmis.

Radio operating expenses excluding depreciation and amortization expense declined during the three-month period ended September 30, 2020 due to the cost reductions put in place in response to the decline in revenue caused by the COVID-19 pandemic coupled with lower variable expenses.

We acquired outdoor advertising businesses principally located in Southern Georgia and Eastern Kentucky in mid-December 2019; therefore, there is no comparable information in our reported results for the same periods of the prior year.

Corporate expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2020	$ Change	% Change	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses	$—	$1,214	$1,214	N/A	$—	$3,311	$3,311	N/A

MediaCo became a public company in November 2019 and there were no corporate costs in the historical carve-out financial statements. Corporate costs in the nine-month period ended September 30, 2020 principally consist of (1) professional fees associated with being a public company, (2) consulting fees associated with the acquisition of our outdoor advertising businesses and related accounting matters, and (3) management fees paid to Emmis.

Depreciation and amortization:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2020	$ Change	% Change	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization
Radio	$280	$208	$(72)	(25.7)%	$931	$689	$(242)	(26.0)%
Outdoor Advertising	—	688	$688	N/A	—	2,397	2,397	N/A
Total depreciation and amortization	$280	$896	$616	220.0%	$931	$3,086	$2,155	231.5%

The increase in depreciation and amortization expense in the three and nine-month periods ended September 30, 2020 relates to the acquisition of our outdoor advertising businesses in the quarter ended December 31, 2019. Radio depreciation and amortization expense decreased due to certain assets becoming fully depreciated in the prior year.

Operating income (loss):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2020	$ Change	% Change	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Operating income
Radio	$2,055	$419	$(1,636)	(79.6)%	$6,719	$1,170	$(5,549)	(82.6)%
Outdoor Advertising	—	190	190	N/A	—	85	85	N/A
All Other	—	(1,214)	(1,214)	N/A	—	(3,311)	(3,311)	N/A
Total operating income (loss)	$2,055	$(605)	$(2,660)	(129.4)%	$6,719	$(2,056)	$(8,775)	(130.6)%

Radio operating income decreased in both the three and nine-month periods ended September 30, 2020, due to the impact of the COVID-19 pandemic. Operating income for radio in the prior year is net of $0.7 and $2.0 million of allocated costs from Emmis associated with the presentation of carve-out financial statements for the three and nine-month periods, respectively.

We acquired outdoor advertising businesses principally located in Southern Georgia and Eastern Kentucky in mid-December 2019; therefore, there is no comparable information in our reported results for the same periods of the prior year.

There were no stand-alone corporate expenses in the prior year as MediaCo became a public company in November 2019.

Interest expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2020	$ Change	% Change	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$—	$(2,411)	$(2,411)	N/A	$—	$(6,928)	$(6,928)	N/A

For the three and nine-month periods ended September 30, 2019 there was no interest expense allocated to MediaCo from Emmis in connection with the presentation of carve-out financial statements. During the quarter ended December 31, 2019, the Company entered into numerous debt instruments to finance SG Broadcasting’s acquisition of a controlling interest in the Company from Emmis in November 2019 and the Fairway Acquisition in December 2019.

Provision for income taxes:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2020	$ Change	% Change	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$613	$(22)	$(635)	N/M	$2,129	$13,854	$11,725	N/M

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

Consolidated net income (loss):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2020	$ Change	% Change	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income (loss)	$1,442	$(3,528)	$(4,970)	N/M	$4,590	$(24,429)	$(29,019)	N/M

Net income decreased for the three and nine-month periods ended September 30, 2020 primarily due to a decline in operating income, an increase in interest expense and an increase in the provision for income taxes, each as discussed above.

Liquidity and Capital Resources

At September 30, 2020, we had cash and cash equivalents of $6.7 million and net working capital of $5.2 million. At December 31, 2019, we had cash and cash equivalents of $2.1 million and net working capital of $(4.7) million. The increase in cash and working capital is mostly due to additional funding received from SG Broadcasting during the nine months ending September 30, 2020 as described below.

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

On August 28, 2020, SG Broadcasting loaned an additional $8.7 million to the Company pursuant to the Second Amended and Restated SG Promissory Note for working capital purposes.

On September 30, 2020, SG Broadcasting loaned an additional $0.3 million to the Company pursuant to an additional SG Broadcasting Promissory Note for working capital purposes. Consequently, the principal amount outstanding under the SG Broadcasting promissory notes as of September 30, 2020 was $20.3 million.

On April 22, 2020, MediaCo and Emmis entered into a certain Loan Proceeds Participation Agreement (the “LPPA”) pursuant to which (i) Emmis agreed to use certain of the proceeds of the loan Emmis received pursuant to the Paycheck Protection Program (“PPP”) under Division A, Title I of the CARES Act to pay certain wages of employees leased to MediaCo pursuant to the Employee Leasing Agreement, between Emmis and MediaCo (ii) Emmis agreed to waive up to $1.5 million in reimbursement obligations of MediaCo to Emmis under the Employee Leasing Agreement to the extent that the PPP Loan is forgiven, and (iii) MediaCo agreed to promptly pay Emmis an amount equal to 31.56% of the amount of the PPP Loan, if any, that Emmis is required to repay, up to the amount of the reimbursement obligations forgiven under (ii) above. Standard General L.P., on behalf of all of the funds for which it serves as an investment advisor, agreed to guaranty MediaCo’s obligations under the LPPA. As of the date of these financial statements, Emmis believes that the loan will be forgiven as Emmis believes it has spent the proceeds on qualifying expenditures. Accordingly, $1.5 million of leased employee expense was waived by Emmis during the nine months ended September 30, 2020.

Cash flows used in operating activities were $7.2 million for the nine months ended September 30, 2020 versus cash flows provided by operating activities of $8.5 million for the nine months ended September 30, 2019. The decrease was mainly attributable to a decrease in net income due to the COVID-19 pandemic as well as an increase of cash paid for interest as debt was not allocated to MediaCo from Emmis in connection with the presentation of carve-out financial statements in the prior year.

Cash flows used in investing activities were $0.1 million and $0.3 million for the nine months ended September 30, 2019 and 2020, respectively, attributable to capital expenditures in both periods.

Cash flows provided by financing activities were $12.2 million for the nine months ended September 30, 2020, due to $12.4 million of debt proceeds, net of debt payments, and debt-related costs of $0.3 million, versus cash flows used in financing activities of $8.3 million for the nine months ended September 30, 2019. For the period ended September 30, 2019, the net amount of cash provided by operating activities and cash used in financing activities was swept to and retained by Emmis.

Our primary sources of liquidity are cash on hand and cash provided by operations. Borrowings under the SG Broadcasting promissory notes have also provided significant liquidity during the nine months ended September 30, 2020. Our primary uses of capital have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements and acquisitions. As part of the acquisition of SG Broadcasting’s controlling interest in the Company from Emmis on November 25, 2019, Emmis retained the working capital of the stations, but the Company was permitted to collect and use, for a period of nine months, the first $5.0 million of net working capital attributable to the stations as of the closing date. This amount was paid to Emmis during the three months ended September 30, 2020.

During the quarter ended June 30, 2020, MediaCo elected not to pay certain rent obligations under its studio and broadcast tower leases. The Company entered into a deferred payment agreement with its landlord related to some of these amounts during the three months ended September 30, 2020 and expects to comply with the deferred payment arrangement in future periods. The Company also paid deferred obligations to its other landlords during this period. The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-Q and as more fully discussed in Note 3 to the accompanying condensed consolidated and combined financial statements, management is unable to determine with certainty that it will be able to meet its liquidity needs for the next twelve months with cash on hand, cash provided by operations, and/or additional borrowings.

Intangibles

As of September 30, 2020, approximately 43% of our total assets consisted of FCC broadcast licenses, the values of which depend significantly upon various factors including, among other things, market revenues, market growth rates and the operational results of our businesses. We would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, substantially all FCC licenses have been renewed at or after the end of their respective periods, and we expect that our FCC licenses will be renewed in the future.

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

Based upon the Controls Evaluation, our CEO and CFO concluded that as of September 30, 2020, our Disclosure Controls are effective to ensure that information relating to MediaCo Holding Inc. and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

The Company is actively implementing our standardized control procedures within Fairway Outdoor and is striving toward having them in place by December 31, 2020.

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of July 1, 2020, SG Broadcasting had loaned to the Company $11.3 million for working capital purposes pursuant to a Second Amended and Restated Promissory Note from the Company, which is convertible beginning six months after its issuance date into shares of MediaCo Class A common stock at a price equal to the average of the volume-weighted average prices of the Class A Stock on the Nasdaq Capital Market (or certain other alternative trading markets if the Class A common stock is instead listed on one of such markets) for the last 30 trading days prior to the date of conversion, except that if there is no trading market for any such day, then the price used for such day shall be the average of the highest closing bid price and the lowest closing ask price of any of the market makers for such security as reported in the OTCQX, OTCQB, Pink or Grey markets (in that order) operated by OTCMarkets.

On August 28, 2020, SG Broadcasting loaned an additional $8.7 million to the Company pursuant to the Second Amended and Restated SG Promissory Note for working capital purposes.

On September 30, 2020, SG Broadcasting loaned an additional $0.3 million to the Company pursuant to an additional SG Broadcasting Promissory Note for working capital purposes.  This additional promissory note is convertible beginning six months after its issuance date into shares of MediaCo Class A common stock at the same conversion price as the Second Amended and Restated SG Promissory Note.

Each of these sales of securities was consummated pursuant to the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended.  SG Broadcasting is a sophisticated entity and the terms of the Second Amended and Restated SG Promissory Note and the additional SG Promissory Note were negotiated by the parties.

Item 5. Other Information

Effective August 11, 2020, we appointed Brad A. Tobin, age 38, to the position of Chief Operating Officer of MediaCo Holding Inc. (the “Company”). Patrick Walsh, formerly the Company’s President and Chief Operating Officer, retained the title of President. Mr. Tobin has over 12 years of legal and operational experience. Prior to joining the Company, Mr. Tobin served as Secretary and General Counsel of Standard Diversified Inc. (an affiliate of the Company), and before that served as the General Counsel and Senior Vice President of General Wireless Operations Inc. d/b/a RadioShack. Preceding this role, Mr. Tobin served on the distressed debt team at Silver Point Capital, LP. Mr. Tobin holds a Juris Doctor from St. John’s University, School of Law in New York and a B.S. in Economics from the University of Wisconsin-Madison.

Mr. Tobin will receive an annual base salary of $200,000, and an annual performance bonus in such amount as may be determined in the discretion of the compensation committee of the board of directors of the Company. Mr. Tobin has received a grant of restricted shares of our Class A common stock having a fair market value of $600,000 on the date of grant, with such shares scheduled to vest on in three equal installments on each anniversary of the date of grant. Mr. Tobin also retains the right to participate in all of our employee benefit plans for which he is otherwise eligible. The Company expects to memorialize in a formal employment agreement these terms, as well as any others that may be agreed upon between the Company and Mr. Tobin.

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

Item 6.    Exhibits

(a)	Exhibits.

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit			Incorporated by Reference
Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of MediaCo Holding Inc., as amended		10-KT	12/31/2019	3.1	3/27/2020
3.2	Amended and Restated Code of Bylaws of MediaCo Holding Inc.		10-12B/A		3.2	11/22/2019
10.1	Amendment No. 3 to Amended and Restated Term Loan Agreement, dated as of August 28, 2020, by and among MediaCo Holding Inc., the other parties designated as borrowers thereto, the financial institutions from time to time party thereto, and GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent.		8-K		10.1	8/31/2020
31.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIACO HOLDING INC.

Date: November 13, 2020	By:	/s/ RYAN A. HORNADAY
Ryan A. Hornaday
Executive Vice President, Chief Financial Officer and
Treasurer