Form 10-K
period 2020-12-31
Mediaco Holding Inc.
filed 2021-03-30
CIK 1784254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

for the Fiscal Year Ended December 31, 2020

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was $7,698,041.

The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of March 23, 2021, was:

1,998,051         Class A Common Shares, $.01 par value

5,413,197     Class B Common Shares, $.01 par value

____Class C Common Shares, $.01 par value

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for 2021 Annual Meeting of Shareholders expected to be filed within 120 days	Part III

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

Enhance the efficiency of our operations

We believe it is essential that we operate our businesses as efficiently as possible. We regularly review our business operations and reduce costs or realign resources as necessary. We have also invested in technology solutions to help further streamline our business processes.

Pursue acquisition and investment opportunities

We may pursue acquisitions or other investment opportunities in a variety of media-related businesses as well as a variety of other industries and market sectors. We believe that consummating such acquisitions and investments can be a valuable tool in our efforts to grow our business.

RADIO STATIONS

In the following table, “Market Rank by Revenue” is the ranking of the market revenue size of the principal radio market served by our stations among all radio markets in the United States. Market revenue rankings are from BIA’s Investing In Radio 2020, fourth edition. “Ranking in Primary Demographic Target” is the ranking of the station within its designated primary demographic target among all radio stations in its market based on the January 2021 Nielsen Audio, Inc. (“Nielsen”) Portable People Meter results. A “t” indicates the station tied with another station for the stated ranking. “Station Audience Share” represents a percentage generally computed by dividing the average number of persons in the primary demographic listening to a particular station during specified time periods by the average number of such persons in the primary demographic for all stations in the market area as determined by Nielsen.

STATION AND MARKET	MARKET RANK BY REVENUE	FORMAT	PRIMARY DEMOGRAPHIC TARGET AGES	RANKING IN PRIMARY DEMOGRAPHIC TARGET	STATION AUDIENCE SHARE
New York, NY	2
WQHT-FM		Hip-Hop	18-34	3	6.8
WBLS-FM		Urban Adult Contemporary	25-54	6t	4.7

RADIO ADVERTISING SALES

Our stations derive their advertising revenue from local and regional advertising in the marketplaces in which they operate, as well as from the sale of national advertising. Local and most regional sales are made by a station’s sales staff. National sales are made by firms specializing in such sales, which are compensated on a commission-only basis. We believe that the volume of national advertising revenue tends to adjust to shifts in a station’s audience share position more rapidly than does the volume of local and regional advertising revenue. During the year ended December 31, 2020, approximately 16% of our total radio advertising revenues were derived from national sales, and 84% were derived from local sales.

NON-TRADITIONAL REVENUES

Our stations are involved with numerous events in the market in which we operate that support the local community, entertain our audiences, and better connect our listeners with our stations and our advertisers. In most cases, a third party produces the event, which we help promote, and we sell certain sponsorship opportunities to our advertisers. In these situations, we do not bear financial risk on the success of the event. In limited cases, such as Hot 97's Summer Jam, we produce the event, including securing the performing artists and venue, and are primarily responsible for the financial risk and reward, including ticket and sponsorship sales associated with the event.

OUTDOOR ADVERTISING

As of December 31, 2020, we owned and operated approximately 3,532 billboard advertising displays in 4 states. Our outdoor advertising businesses generally derive approximately 74% of billboard advertising net revenues from bulletin rentals, 15% from poster rentals, and 11% from digital billboard rentals.

Bulletins are large, advertising structures (the most common size is fourteen feet high by forty-eight feet wide, or 672 square feet) consisting of panels on which advertising copy is displayed. We wrap advertising copy printed with computer-generated graphics on a single sheet of vinyl around the structure. To attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways and target vehicular traffic. At December 31, 2020, we operated approximately 1,145 bulletin structures with a total of 2,736 faces.

We generally lease individually-selected bulletin space to advertisers for the duration of the contract (customarily 12 months). We also lease bulletins as part of a rotary plan under which we rotate the advertising copy from one bulletin location to another within a particular market at stated intervals (usually every sixty to ninety days) to achieve greater reach within that market.

Posters are smaller advertising structures (the most common size is eleven feet high by twenty-three feet wide, or 250 square feet; we also operate junior posters, which are five feet high by eleven feet wide, or 55 square feet). Poster panels utilize a single flexible sheet of polyethylene material that inserts onto the face of the panel. Posters are concentrated on major traffic arteries and target vehicular traffic, and junior posters are concentrated on city streets and target hard-to-reach pedestrian traffic and nearby residents. At December 31, 2020, we operated approximately 349 poster displays with a total of 768 faces.

We generally lease poster space for 4 to 52 weeks; determined by the advertiser’s campaign needs. Posters are sold in packages of Target Rating Point (“TRP”) levels, which determine the percentage of a target audience an advertiser needs to reach. A package may include a combination of poster locations in order to meet reach and frequency campaign goals.

In addition to the traditional static displays, we also rent digital billboards. Digital billboards are large electronic light emitting diode (“LED”) displays (the most common sizes are fourteen feet high by forty-eight feet wide, or 672 square feet; ten and a half feet high by thirty six feet wide, or 378 square feet; and ten feet high by twenty-one feet wide, or 210 square feet) that are generally located on major traffic arteries and city streets. Digital billboards are capable of generating over one billion colors and vary in brightness based on ambient conditions. They display completely digital advertising copy from various advertisers in a slide show fashion, rotating each advertisement approximately every 6 to 8 seconds. At December 31, 2020, our inventory included 22 digital display billboards with a total of 28 faces. We own the physical structures on which the advertising copy is displayed. We build the structures on locations we either own or lease.

In the majority of our markets, our local production staffs perform the full range of activities required to create and install billboard advertising displays. Production work includes creating the advertising copy design and layout, coordinating its printing and installing the designs on the displays. Our design staff uses state-of-the-art technology to prepare creative, eye-catching displays for our tenants. We can also help with the strategic placement of advertisements throughout an advertiser’s market by using software that allows us to analyze the target audience and its demographics. Our artists also assist in developing marketing presentations, demonstrations and strategies to attract new tenant advertisers. Production revenue accounts for approximately 5% of the outdoor advertising business.

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

EMPLOYEES

As of December 31, 2020, WQHT-FM and WBLS-FM leased their employees from Emmis’ wholly owned subsidiary, Emmis Operating Company (“EOC”) under an employee leasing arrangement (the “Employee Leasing Agreement”). As of December 31, 2020, approximately 50 full-time employees and approximately 84 part-time employees were employed by EOC under the Employee Leasing Agreement to provide services for the Company.

Effective January 1, 2021, the Employee Leasing Agreement was terminated, and the Company hired all of the leased employees and assumed the employment and collective bargaining agreements related to leased employees. The Employee Leasing Agreement was terminated at the expiration of the initial term, so no early termination penalties were incurred.

Our outdoor advertising business employed 55 full-time employees as of December 31, 2020.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Listed below is certain information about the executive officers of MediaCo or its affiliates who are not directors or nominees to be directors.

NAME	POSITION	AGE AT DECEMBER 31, 2020	YEAR FIRST ELECTED OFFICER
Ryan A. Hornaday	Executive Vice President, Chief Financial Officer and Treasurer	47	2019
Bradford A. Tobin	Chief Operating Officer	38	2020

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

Effective August 11, 2020, we appointed Mr. Tobin to the position of Chief Operating Officer. Mr. Tobin has over 12 years of legal and operational experience. Prior to joining the Company, Mr. Tobin served as Secretary and General Counsel of Standard Diversified Inc. (an affiliate of the Company), and before that served as the General Counsel and Senior Vice President of General Wireless Operations Inc. d/b/a RadioShack. Preceding this role, Mr. Tobin served on the distressed debt team at Silver Point Capital, LP.

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

FEDERAL REGULATION OF BROADCASTING

Radio broadcasting in the United States is subject to the jurisdiction of the FCC under the Communications Act of 1934 (the “Communications Act”), as amended in part by the Telecommunications Act of 1996 (the “1996 Act”). Radio broadcasting is prohibited except in accordance with a license issued by the FCC upon a finding that the public interest, convenience and necessity would be served by the grant of such license. The FCC has the power to revoke licenses for, among other things, false statements made in FCC filings or willful or repeated violations of the Communications Act or of FCC rules. In general, the Communications Act provides that the FCC shall allocate broadcast licenses for radio stations so as to provide a fair, efficient and equitable distribution of service throughout the United States. The FCC determines the operating frequency, location and power of stations; regulates the equipment used by stations; and regulates numerous other areas of radio broadcasting pursuant to rules, regulations and policies adopted under authority of the Communications Act. The Communications Act, among other things, prohibits the assignment of a broadcast license or the transfer of control of an entity holding such a license without the prior approval of the FCC. Under the Communications Act, the FCC also regulates certain aspects of media that compete with broadcast stations.

The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Reference should be made to the Communications Act as well as FCC rules, public notices and rulings for further information concerning the nature and extent of federal regulation of radio stations. Legislation has been introduced from time to time which would amend the Communications Act in various respects or otherwise affect the Company, and the FCC from time to time considers new regulations or amendments to its existing regulations. We cannot predict whether any such legislation will be enacted or whether new or amended FCC regulations will be adopted or what their effect would be on the Company.

LICENSE RENEWAL. Radio stations operate pursuant to broadcast licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon application and approval by the FCC. The following table sets forth our current FCC license expiration dates in addition to the call letters, license classification, antenna elevation above average terrain, power and frequency of all owned stations as of December 31, 2020:

Radio Market	Stations	City of License	Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts)
New York, NY	WQHT-FM	New York, NY	97.1	June 2022	B	1,339	6.7
	WBLS-FM	New York, NY	107.5	June 2022	B	1,362	4.2

Under the Communications Act, upon the filing of an application for renewal of a station license, members of the public may apprise the FCC of the service the station has provided during the preceding license term and urge the denial of the application. If such a petition to deny presents information from which the FCC concludes (or if the FCC concludes on its own motion) that there is a “substantial and material” question as to whether grant of the renewal application would be in the public interest under applicable rules and policy, the FCC may conduct a hearing on specified issues to determine whether the renewal application should be granted. The Communications Act provides for the grant of a renewal application upon a finding by the FCC that the licensee:

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

REVIEW OF OWNERSHIP RESTRICTIONS. The FCC is required by statute to review its broadcast ownership rules on a quadrennial basis (i.e., every four years) and to repeal or modify rules that are no longer “necessary in the public interest.”

Despite several such reviews and appellate remands, the FCC’s rules limiting the number of radio stations that may be commonly owned in a local market have remained largely intact since their initial adoption following the 1996 Act. The FCC’s previous ownership reviews have been subject to litigation. The most recent court decisions were issued by the United States Court of Appeals for the Third Circuit in September and November 2019 and concerned the FCC’s 2014 review. On April 17, 2020, the FCC and industry intervenors filed petitions for writ of certiorari with the U.S. Supreme Court challenging the lower court’s rulings preventing the FCC’s efforts to update its broadcast ownership rules from going into effect. Those petitions were granted on October 2, 2020, and oral argument was heard on January 19, 2021. While the proceeding remains pending before the Supreme Court, the FCC’s rules that were in effect prior to February 2018 remain in effect. The FCC initiated its 2018 quadrennial review in December 2018 and that proceeding remains pending. We cannot predict whether the Supreme Court appeal or 2018 quadrennial review proceeding will result in modifications of the ownership rules or the impact (if any) that such modifications would have on our business.

Attribution of Ownership Interests:

In applying its ownership rules, the FCC has developed specific criteria that it uses to determine whether a certain ownership interest or other relationship with an FCC licensee is significant enough to be “attributable” or “cognizable” under its rules, such that there would be a violation of the FCC’s rules where such person or entity holds attributable interests in more than the permitted number of stations or a prohibited combination of outlets in the same market. The FCC’s regulations generally deem the following relationships and interests to be attributable for purposes of its ownership restrictions:

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

•

equity and/or debt interests which, in the aggregate, exceed 33% of the total asset value of a station or other media entity (the “equity/debt plus policy”), if the interest holder supplies more than 15% of the station’s total weekly programming (usually pursuant to a time brokerage, local marketing or network affiliation agreement) or is a same-market media entity (i.e., broadcast station or newspaper).

To assess whether a voting stock interest in a direct or indirect parent corporation of a broadcast licensee is attributable, the FCC uses a “multiplier” analysis in which non-controlling voting stock interests are deemed proportionally reduced at each non-controlling link in a multi-corporation ownership chain.

Ownership-rule conflicts could require divestitures by either the Company or the affected shareholders, officers or directors. Such conflicts could also result in the Company being unable to obtain FCC consents necessary for future acquisitions. Conversely, the Company’s media interests could operate to restrict other media investments by shareholders having or acquiring an interest in the Company.

Local Radio Ownership:

The local radio ownership rule limits the number of commercial radio stations in a radio market in which a person or entity may hold an attributable interest based on the number of radio stations in that market:

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

For purposes of applying these numerical limits, the FCC has adopted rules with respect to (i) so-called local marketing agreements, or “LMAs,” by which the licensee of one radio station provides programming for another licensee’s radio station in the same market and sells all of the advertising within that programming and (ii) so-called joint sale agreements, or “JSAs,” by which the licensee of one station sells the advertising time on another station in the market. Under these rules, an entity that owns one or more radio stations in a market and programs more than 15% of the broadcast time, or sells more than 15% of the advertising time, on another radio station in the same market pursuant to an LMA or JSA is generally required to count the station toward its media ownership limits even though it does not own the station. As a result, in a market where we own one or more radio stations, we generally cannot provide programming to another station under an LMA, or sell advertising on another station pursuant to a JSA, if we could not acquire that station under the local radio ownership rule.

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

Alien Ownership: Under the Communications Act, no FCC license may be held by a corporation if more than one-fifth of its capital stock is owned or voted by aliens or their representatives, a foreign government or representative thereof, or an entity organized under the laws of a foreign country (collectively, “Non-U.S. Persons”). Furthermore, the Communications Act provides that no FCC license may be granted to an entity directly or indirectly controlled by another entity of which more than one-fourth of its capital stock is owned or voted by Non-U.S. Persons if the FCC finds that the public interest will be served by the denial of such license. The FCC has adopted rules to simplify and streamline the process for requesting authority to exceed the 25% indirect foreign ownership limit in broadcast licensees and has revised the methodology that publicly traded broadcasters must use to assess their compliance with the foreign ownership restrictions. The foregoing restrictions on alien ownership apply in modified form to other types of business organizations, including partnerships and limited liability companies. Our Amended and Restated Articles of Incorporation and Amended and Restated Code of By-Laws authorize the Board of Directors to prohibit such restricted alien ownership, voting or transfer of capital stock as would cause the Company to violate the Communications Act or FCC regulations.

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

Federal law prohibits the broadcast of obscene material at any time and the broadcast of indecent material during specified time periods.  Federal law also imposes sponsorship identification (or “payola”) requirements, which mandate the disclosure of information concerning programming the airing of which is paid for by third parties. The company may receive letters of inquiry or other notifications concerning alleged violations of the FCC’s rules at its stations. We cannot predict the outcome of any complaint proceeding or investigation or the extent or nature of any future FCC enforcement action.

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

ADDITIONAL DEVELOPMENTS AND PROPOSED CHANGES. The FCC has adopted rules implementing a low power FM (“LPFM”) service, and over 2100 such stations have been licensed. In November 2007, the FCC adopted rules that, among other things, enhance LPFM’s interference protection from subsequently-authorized full-service stations. Congress then passed legislation eliminating certain minimum distance separation requirements between full-power and LPFM stations, thereby reducing the interference protection afforded to full-power FM stations. As required by the legislation, the FCC in January 2012 submitted a report to Congress indicating that the results of a statutorily mandated economic study indicated that, on the whole, LPFM stations do not currently have, and in the future are unlikely to have, a demonstrable economic impact on full-service commercial FM radio stations. The FCC has since modified its rules to permit the processing of additional LPFM applications and to implement the legislative requirements regarding interference protection, and has accepted applications seeking authority to construct or make major changes to LPFM facilities. Although to date there have been very few, if any, instances of LPFM stations interfering with full-power radio stations, we cannot predict whether any LPFM stations will actually interfere with the coverage of our radio stations in the future.

The FCC also previously authorized the launch and operation of a satellite digital audio radio service (“SDARS”) system. The country’s single SDARS operator, Sirius XM, provides nationwide programming service as well as channels that provide local traffic and weather information for major cities.

In addition, the FCC permits terrestrial digital audio broadcasting (“DAB,” also known as high definition radio or “HD Radio®”) by FM stations, and in October 2020, adopted rules permitting all-digital operations by AM stations.

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

In order to stream music over the Internet, MediaCo must also obtain licenses and pay royalties to the owners of copyrights in sound recordings (typically, artists and record companies). These royalties are in addition to royalties for Internet streaming that must be paid to performance rights organizations. The Copyright Royalty Board (“CRB”) recently completed its proceeding to set rates for the 2016-2020 license period. The CRB set a rate during this period for performances by non-subscription noninteractive services of 0.17 cent per listener per song, and a rate for noninteractive subscription services of 0.22 cent per listener per song, both of which are subject to changes that mirror changes in the Consumer Price Index. The CRB’s 2016-2020 rates represent a decrease from the 2015 CRB rates applicable to broadcasters and other webcasters. A proceeding to establish the rates for 2021-2025 began in 2019.

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

Legislation also has regularly been introduced in Congress that would require the payment of performance royalties to artists, musicians, or record companies whose music is played on terrestrial radio stations, ending a long-standing copyright law exception. If enacted, such legislation could have an adverse impact on the cost of music programming.

Congress and the FCC also have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of additional matters that could, directly or indirectly, affect the operation, ownership and profitability of our broadcast stations, result in the loss of audience share and advertising revenues for our broadcast stations and/or affect our ability to acquire additional broadcast stations or finance such acquisitions. Such matters include, but are not limited to:

•	proposals to impose spectrum use or other fees on FCC licensees;
•	proposals to repeal or modify some or all of the FCC’s multiple ownership rules and/or policies;
•	proposals to impose requirements intended to promote broadcasters’ service to their local communities;
•	proposals to change rules relating to political broadcasting;
•	technical and frequency allocation matters;
•	proposals to modify service and technical rules for digital radio, including possible additional public interest requirements for terrestrial digital audio broadcasters;
•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;
•	proposals to tighten safety guidelines relating to radio frequency radiation exposure;
•	proposals permitting FM stations to accept formerly impermissible interference;
•	proposals to modify broadcasters’ public interest obligations;
•	proposals, including by states, to limit the tax deductibility of advertising expenses by advertisers; and
•	proposals to regulate violence and hate speech in broadcasts.

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

We have also deployed and will continue to deploy digital billboards that display static digital advertising copy from various advertisers that change every 6 to 8 seconds. These may be restricted by existing regulations, and existing regulations that currently do not apply to them by their terms could be revised or new regulations could be enacted to impose greater restrictions. These regulations may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety. On December 30, 2013, the U.S. Department of Transportation and the Federal Highway Administration released the results of a study concluding that the presence of digital billboards did not appear to be related to a decrease in looking at the road ahead, though it cautioned that it did not present definitive answers to the research questions investigated. The results of this or other studies may result in regulations at any government level that impose greater restrictions on digital billboards.

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

We believe that advertising is a discretionary business expense. Spending on advertising tends to decline disproportionately during an economic recession or downturn as compared to other types of business spending. Consequently, weakness in the United States economy generally has an adverse effect on our advertising revenue and, therefore, our results of operations. For example, the economic tumult caused by the on-going novel coronavirus disease 2019 (COVID-19) has had a material adverse effect on our advertising revenues, particularly at our New York radio stations.

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

Radio revenues in the New York market in which we operate have lagged the growth of the general United States economy. New York market revenues, as measured by the accounting firm Miller Kaplan Arase LLP ("Miller Kaplan"), during the ten-month period ended December 2019 and the year ended December 31, 2020, were up 2.6% and down 31.3%, respectively. During these same periods, the U.S. Bureau of Economic Analysis reports that U.S. real gross domestic product grew 3.0% and contracted 3.5%, respectively. Our results of operations could be negatively impacted if radio revenue performance in the market in which our radio stations operate continues to lag general United States economic growth.

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

Our radio operations are entirely concentrated in the New York market.

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

Our operations have been, and continue to be, adversely affected by the pandemic.

We hold a number of events, most notably Summer Jam in June of each year, in which large numbers of people are in close proximity. We were required to cancel Summer Jam in 2020 due to the on-going COVID-19 pandemic, which adversely impacted our financial results. Our ability to successfully hold the event in 2021, as well as in future years will depend on state and local restrictions on crowd sizes and people’s willingness to attend large gatherings. Furthermore, advertising revenues for both our radio and outdoor businesses have meaningfully declined as advertisers have decreased their discretionary spending. We cannot predict when, if ever, advertising levels will return to pre-pandemic levels.

We depend upon Emmis for management services and this agreement expires in November 2021.

We entered into a management agreement (the “Management Agreement”) with EOC in November 2019. Pursuant to this Management Agreement, EOC performs a substantial portion of our corporate functions, including legal, accounting, SEC reporting, treasury, internal audit, and tax. As such, we are dependent on the reliability and effectiveness of Emmis’ management, and cannot guarantee that their officers and employees will be sufficient in number or will have the necessary capability for their assigned roles. We would be materially adversely affected if Emmis becomes unable or unwilling to continue providing services for our benefit at the level of quality and at the cost provided in the Management Agreement prior to its scheduled expiration in November 2021. Emmis has informed us that it does not intend to extend the Management Agreement beyond November 2021, but has not yet given formal notice to that effect. While we intend to hire new employees to assume the responsibilities currently covered by the Management Agreement prior to its expiration, we cannot offer any assurances that we will be successful in hiring these positions, that the newly hired employees will have the experience to effectively assume the responsibilities currently covered by the Management Agreement when it expires, that the new business processes or information systems will be timely or effectively implemented, or that our cost structure will not increase as a result of these new hires.

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

Federal law, principally the Highway Beautification Act of 1965, or the HBA, regulates outdoor advertising on Federal-Aid Primary, Interstate and National Highway Systems roads. The HBA requires states, through the adoption of individual Federal/State Agreements, to “effectively control” outdoor advertising along these roads, and mandates a state compliance program and state standards regarding size, spacing and lighting. These state standards, or their local and municipal equivalents, may be modified over time in response to legal challenges or otherwise, which may have an adverse effect on our business. All states have passed billboard control statutes and regulations at least as restrictive as the federal requirements, including laws requiring the removal of illegal signs at the owner’s expense (and without compensation from the state). Additionally, some existing regulations restrict or prohibit digital billboards and similar types of digital displays. Digital billboards have been developed and introduced relatively recently into the market on a large scale; however, existing regulations that currently do not apply to them by their terms could be revised or new regulations could be enacted to impose greater restrictions. These regulations may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety. The introduction of new, or the expansion of existing, regulations by federal, state or local governments may impose undue restrictions or burdens on our outdoor advertising business and could materially harm our outdoor advertising operations and financial results.

We are a "controlled company" within the meaning of the Nasdaq listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Investors in our Class A common stock will not have the same protections afforded to shareholders of companies that are subject to such requirements.

As of March 9, 2021, SG Broadcasting controls approximately 97.42% of the outstanding voting interests of MediaCo through its ownership of MediaCo Class B common stock. Because of the voting power of SG Broadcasting, we are considered a "controlled company" for purposes of Nasdaq requirements. As such, we are exempt from certain corporate governance requirements of Nasdaq, including the requirements that:

•	a majority of the board of directors consist of independent directors,
•	we have a Nominating and Corporate Governance Committee that is composed entirely of independent directors, and
•	we have a Compensation Committee that is composed entirely of independent directors.

Currently, MediaCo does have a majority of independent directors, and the Compensation Committee does consist entirely of independent directors; however, we do not have a Nominating and Corporate Governance Committee. MediaCo could choose to take advantage of the exemptions relating to the board and the Compensation Committee. Accordingly, investors in our Class A common stock would not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq's corporate governance requirements.

We must respond to the rapid changes in technology, services and standards that characterize the radio broadcasting industry in order to remain competitive, and changes in technology may increase the risk of material intellectual property infringement claims.

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

Our success depends in large part upon the leadership and performance our radio and outdoor management teams and other key personnel. Operating as an independent public company demands a significant amount of time and effort from our management and other personnel and may give rise to increased turnover. If we lose the services of members of our management team or other key personnel, we may not be able to successfully manage our business or achieve our business objectives.

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

Impairment losses related to our intangible assets could reduce our earnings in the future.

As of December 31, 2020, our intangible assets comprised 54% of our total assets. We did not record any impairment charges during the ten-month period ended December 31, 2019 or the year ended December 31, 2020. However, if events occur or circumstances change, the fair value of our intangible assets might fall below the amount reflected on our balance sheet, and we may be required to recognize impairment charges in our statement of operations, which may be material, in future periods.

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

For example, after the September 11, 2001 terrorist attacks, we decided that the public interest would be best served by the presentation of continuous commercial-free coverage of the unfolding events on our stations. This temporary policy had a material adverse effect on our advertising revenues and operating results for the month of September 2001. Similarly, the COVID-19 pandemic caused severe trauma to our business during 2020, with advertisers pulling advertisements and events like Summer Jam being canceled. Future events like those of September 11, 2001, or the evolving COVID-19 pandemic, may have a material adverse effect on our advertising revenues and operating results.

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

We have a significant amount of indebtedness. As of March 27, 2021, our total indebtedness was $97.9 million, consisting of $71.0 million under our senior credit facility, $5.5 million of notes payable to Emmis, and $21.4 million of notes payable to SG Broadcasting. Our substantial indebtedness could have important consequences to investors. For example, it could:

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

We anticipate noncompliance with the financial covenants in our debt instruments, which could result in the loss of our sources of liquidity and acceleration of our indebtedness, and cause substantial doubt about our ability to continue as a going concern.

The Company has debt service obligations of approximately $8.6 million due under its Senior Credit Facility from March 30, 2021 (the date of issuance of these financial statements) through March 30, 2022. In addition, our Senior Credit Facility requires us to maintain Minimum Liquidity (as defined in the Senior Credit Facility) of $2.5 million until November 25, 2021, and $3.0 million for the period thereafter. During the year ended December 31, 2020, the Company obtained amendments to our Senior Credit Facility in order to, among other things, suspend the testing of the Consolidated Fixed Charge Coverage Ratio (as defined in the Senior Credit Facility) until July 1, 2021, at which time the Company will once again be required to comply with a Fixed Charge Coverage Ratio of 1.10:1.00. The Company expects its revenues and profitability will continue to be adversely impacted by the COVID-19 pandemic, and the duration and severity of the impact is unknown as of the date of issuance of these financial statements. Management anticipates that the Company will be unable to meet its liquidity needs and comply with the covenants of our Senior Credit Facility for the next twelve months with cash and cash equivalents on hand, projected cash flows from operations, and/or additional borrowings.

Our Senior Credit Facility includes a loan to value calculation, whereby the amount of debt outstanding thereunder is limited to a formula based on 60% of the fair value of the Company’s FCC licenses plus a multiple of the Company’s Billboard Cash Flow (as defined in the Senior Credit Facility). If the most recent appraisal of the fair value of our FCC licenses obtained in connection with our annual impairment testing as of October 1, 2020 is deemed to be an Acceptable Appraisal (as defined in the Senior Credit Facility) by our lender in its sole discretion, we will have a shortfall in this calculation, requiring a repayment of approximately $8.0 million of Senior Credit Facility debt. Our lender is not required to accept this appraisal and has the right to obtain a different appraisal, which could result in a different repayment amount, if any.

As a result of the conditions identified above, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company’s independent auditor has included an explanatory paragraph regarding the Company’s ability to continue as a going concern in its report on these consolidated and combined financial statements, which constitutes an event of default under the Senior Credit Facility. Upon this event of default, under the Senior Credit Facility, the lender may, but is not required to, declare all or any portion of the unpaid principal amount of the Senior Credit Facility, including interest accrued and unpaid, to be immediately due and payable, and/or to increase the annual interest rate in effect by 3%. If our lenders accelerate the repayment of borrowings, we may be forced to liquidate certain assets to repay all or part of our debt instruments, and we cannot be assured that sufficient assets will remain for us to continue our business operations after we have paid all of the borrowings under our debt instruments. Our ability to liquidate assets is affected by the regulatory restrictions associated with radio stations, including FCC licensing, which may make the market for these assets less liquid and increase the chances that these assets will be liquidated at a significant loss.

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

 As of March 9, 2021, SG Broadcasting holds approximately 97.42% of the voting interests of our outstanding common stock on a fully diluted basis. Accordingly, SG Broadcasting has the ability to significantly influence our management and affairs through the election and removal of our board of directors and all other matters requiring shareholder approval unless a separate vote of the MediaCo Class A common stock is required by our articles of incorporation or Indiana law, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated voting interest could also discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control limits the practical effect of the influence by holders of MediaCo Class A common stock over our business and affairs, through any shareholder vote or otherwise. Accordingly, the effects of any of the above could depress the price of MediaCo Class A common stock.

Standard General’s and Emmis’ interests may conflict with those of other shareholders.

SG Broadcasting, a company wholly owned by funds managed by Standard General, beneficially owns shares representing approximately 97.42% of the outstanding combined voting power of all classes of our common stock. Therefore, SG Broadcasting is in a position to exercise substantial influence over the outcome of most matters submitted to a vote of our shareholders, including the election of a majority of our directors, the determination to engage in a merger, acquisition or disposition of a material amount of assets, or otherwise.

Additionally, other than with respect to the Emmis Promissory Note, which is convertible into MediaCo Class A common stock, Emmis no longer holds any common stock of MediaCo, though its officers serve as the MediaCo Class A Directors. These officers were initially shareholders of MediaCo, but no assurance can be given that they have or will retain their ownership of MediaCo shares. Further, during the term of the Management Agreement or so long as amounts remain outstanding under Emmis’ Promissory Note, MediaCo's board of directors is obligated to nominate as MediaCo Class A Directors only persons specified by Emmis. Under Indiana law, directors of MediaCo may, in considering the best interests of the Company, consider the effects of any action on shareholders, employees, suppliers, and customers of the Company, and communities in which offices or other facilities of the Company are located, and any other factors the directors consider pertinent.

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

Pursuant to our By-laws, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the Circuit or any Superior Court of Marion County Indiana, or the United States District Court for the Southern District of Indiana in a case of pendent jurisdiction, shall be the sole and exclusive forum for:

•	any derivative action or proceeding brought on behalf of the Company,
•	any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee or agent of MediaCo to the Company or the holders of shares MediaCo,
•	any action asserting a claim arising pursuant to any provision of the Indiana Business Corporation Law (the "IBCL"), the Articles of Incorporation or the By-laws, or
•	any action asserting a claim governed by the internal affairs doctrine, in each case subject to said court having personal jurisdiction over the indispensable parties named as defendants.

Though Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations under it, the Company intends for this forum selection provision to apply to the fullest extent permitted by law, including to actions or claims arising under the Securities Act. While holders of shares of MediaCo cannot waive compliance with the federal securities laws and the rules and regulations under it, and therefore the forum selection provision does not apply to claims arising under the Exchange Act or the rules and regulations under it, this forum selection provision may limit the ability of holders of shares of MediaCo to bring a claim arising in other instances in a judicial forum that they find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against the Company and/or our directors and officers. Alternatively, if a court outside of the State of Indiana were to find this forum selection provision inapplicable to, or unenforceable in respect of, one or more of the types of actions or claims described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could harm our business, prospects, financial condition and results of operations.

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

Our outdoor advertising business requires advertising structures which we construct and own, as well as small parcels of land on which we place them. These parcels of land are either owned, leased or subject to easements. As of December 31, 2020 we have approximately 1,260 leases in place. We have regional management offices in Valdosta, Georgia and Hagerhill, Kentucky, which we lease.

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

HOLDERS

At March 9, 2021, there were 2,228 beneficial holders of the Class A common stock, and there was one beneficial holder of the Class B common stock.

DIVIDENDS

MediaCo currently intends to retain future earnings for use in its business and has no plans to pay any dividends on shares of its common stock in the foreseeable future. MediaCo’s senior credit agreement sets forth certain restrictions on our ability to pay dividends. See Note 6 to the accompanying consolidated and combined financial statements for more discussion of the revolving credit agreement.

UNREGISTERED SALES OF EQUITY SECURITIES

On January 16, 2020, the Company issued to Emmis 16,596 shares of Class A common stock and issued to SG Broadcasting 53,444 shares of Class B common stock.  This pro rata issuance was to enable Emmis to distribute on January 17, 2020, 0.1265 shares of Class A common stock for each outstanding share of Emmis common stock as of the record date for the distribution, while ensuring that the ratio of Class A common stock to Class B common stock remained constant.

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

On September 30, 2020, SG Broadcasting loaned an additional $0.3 million to the Company pursuant to an additional SG Broadcasting Promissory Note (the “Additional SG Promissory Note”) for working capital purposes. The Additional SG Promissory Note is convertible at any time into shares of MediaCo Class A common stock at the same conversion price as the Second Amended and Restated SG Promissory Note. However, the Additional SG Broadcasting Promissory Note contains a limitation on conversion of the outstanding principal and any accrued but unpaid interest thereunder into shares of the Class A Common Stock, par value $0.01 per share (the “Class A Stock”), of the Company, such that the maximum number of shares of Class A Stock to be issued in connection with the conversion of the Additional SG Broadcasting Promissory Note shall not, without the prior approval of the shareholders of the Company, (i) exceed a number of shares equal to 19.9% of the outstanding shares of common stock of the Company immediately prior to September 30, 2020, (ii) exceed a number of shares that would evidence voting power greater than 19.9% of the combined voting power of the outstanding voting securities of the Company immediately prior to September 30, 2020, or (iii) otherwise exceed such number of shares of capital stock of the Company that would violate applicable listing rules of Nasdaq, in each of subsections (i) through (iii), only to the extent required by applicable Nasdaq rules and guidance (the “Share Cap”). In the event the number of shares of Class A Stock to be issued upon conversion of the Additional SG Broadcasting Promissory Note exceeds the Share Cap, then the portions of the Additional SG Broadcasting Promissory Note that would result in the issuance of any excess shares shall cease being convertible, and the Company shall instead either (x) repay such portions of the Additional SG Broadcasting Promissory Note in cash or (y) obtain shareholder approval of the issuance of shares of Class A Stock in excess of the Share Cap prior to the issuance thereof.

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

The following table summarizes the sources of our revenues for the ten-month period ended December 31, 2019 and the year ended December 31, 2020. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations conduct in their local markets. The category “Other” includes, among other items, revenues related to network revenues, production of billboard advertisements and barter.

	Ten Months Ended December 31, 2019		Year Ended December 31, 2020
Net revenues:
Local	$20,914	51.3%	$15,958	40.6%
National	3,912	9.6%	3,089	7.9%
Political	—	0.0%	82	0.2%
Non Traditional	8,166	20.0%	761	1.9%
Digital	3,018	7.4%	2,256	5.7%
Outdoor Advertising	759	1.9%	12,459	31.7%
Other	4,031	9.8%	4,656	11.8%
Total net revenues	$40,800		$39,261

Roughly 20% of our expenses varies in connection with changes in revenue. These variable expenses primarily relate to costs in our sales department, such as salaries, commissions and bad debt. Our costs that do not vary as much in relation to revenue are mostly in our programming and general and administrative departments, such as talent costs, rating fees, rents, utilities and salaries. Lastly, our costs that are highly discretionary are costs in our marketing and promotions department, which we primarily incur to maintain and/or increase our audience and market share.

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

The results of our radio operations are solely dependent on the results of our stations in the New York market. Some of our competitors that operate larger station clusters in the New York market are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were up 2.6% for the ten months ended December 31, 2019, but down 31.3% for the year ended December 31, 2020, as compared to the same periods of the prior year. During these periods, revenues for our New York cluster were up 9.5% and down 42.1%, respectively. Our outperformance in the ten months ended December 31, 2019 was principally due to record-setting ticket sales associated with our largest annual concert, Summer Jam, in June 2019; however, our underperformance in the year ended December 31, 2020 was largely driven by the cancellation of that event in 2020 due to the COVID-19 pandemic.

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

The Company has been actively monitoring the COVID-19 situation and its impact globally, as well as domestically and in the markets we serve. Our priority has been the safety of our employees, as well as the informational needs of the communities that we serve. Through the first few months of calendar 2020, the disease became widespread around the world, and on March 11, 2020, the World Health Organization declared a pandemic. In an effort to mitigate the continued spread of COVID-19, many federal, state and local governments have mandated various restrictions, including travel restrictions, restrictions on non-essential businesses and services, restrictions on public gatherings and quarantining of people who may have been exposed to the virus. These restrictions, in turn, caused the United States economy to decline and businesses to cancel or reduce amounts spent on advertising, negatively impacting our advertising-based businesses. Furthermore, the restrictions on public gatherings in and around New York City during 2020 forced us to cancel our largest annual concert, Summer Jam. In addition, some of our advertisers have seen a material decline in their businesses and may not be able to pay amounts owed to us when they come due. If the spread of COVID-19 continues, or is suppressed but later reemerges as a variant strain, and public and private entities continue to implement restrictive measures, we expect that our results of operations, financial condition and cash flows will continue to be negatively affected, the extent to which is difficult to estimate at this time.

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

FCC Licenses

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of December 31, 2020, we have recorded approximately $63.3 million in FCC licenses, which represents approximately 43% of our total assets.

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

In the ten-month period ended December 31, 2019, we completed our annual impairment test on November 25, 2019, the date the stations were transferred by Emmis. For the year ended December 31, 2020, we completed our annual impairment tests on October 1 and will continue to perform our assessments on this date in future years.

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

	November 25, 2019	October 1, 2020
Discount Rate	11.9%	12.4%
Long-term Revenue Growth Rate	-0.6%	1.0%
Mature Market Share	9.0%	9.4%
Operating Profit Margin	22.7-26.7%	26.6-29.5%

Valuation of Goodwill

As a result of the Fairway Acquisition, the Company has recorded $13.1 million of goodwill. This accounts for all goodwill on the consolidated balance sheet as of December 31, 2020. The Fairway Acquisition closed on December 13, 2019 and all assets acquired and liabilities assumed were valued as of that date, resulting in a goodwill valuation of $13.1 million. ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. Under ASC 350 we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual quantitative goodwill impairment test. Given the macroeconomic environment as a result of the COVID-19 pandemic we have elected not to perform the qualitative assessment. When performing a quantitative assessment for impairment, the Company uses a market approach to determine the fair value of the reporting unit. Management determines the fair value for the reporting unit by multiplying the cash flows of the reporting unit by an estimated market multiple. Management believes this methodology for valuing outdoor advertising businesses is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons, analyst reports, and market transactions. To corroborate the fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the Company recognizes an impairment charge equal to the difference in the statement of operations.

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

RESULTS OF OPERATIONS

TEN MONTHS ENDED DECEMBER 31, 2019 COMPARED TO YEAR ENDED DECEMBER 31, 2020

Net revenues:

	For the ten months ended December 31, 2019	For the year ended December 31, 2020	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$40,041	$26,020	$(14,021)	(35.0)%
Outdoor Advertising	759	13,241	12,482	N/M
Total net revenues	$40,800	$39,261	$(1,539)	(3.8)%

Radio net revenues decreased for the year ended December 31, 2020 compared to the ten-month period ended December 31, 2019. Despite having two additional months of results in the current year, revenues decreased as a result of the decline in advertising revenues due to the COVID-19 pandemic, coupled with the cancellation of Summer Jam, our largest outdoor concert which is held annually in June. We were able to hold the event in June 2019, but we were forced to cancel the event in June 2020. We typically monitor the performance of our stations against the performance of the New York radio market based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. A summary of market revenue performance and MediaCo’s revenue performance in the New York market for the year ended December 31, 2020 is presented below:

	For the year ended December 31, 2020
	Overall Market	MediaCo
Market	Revenue Performance	Revenue Performance
New York	(31.3%)	(42.1%)

Our underperformance as compared to the overall market revenue performance in the year ended December 31, 2020 was largely driven by the cancellation of Summer Jam in 2020, as discussed above.

We acquired two outdoor advertising businesses principally located in Southern Georgia and Eastern Kentucky on December 13, 2019, so there is only minimal activity in our reported results for the ten months ended December 31, 2019.

Operating expenses excluding depreciation and amortization expense:

	For the ten months ended December 31, 2019	For the year ended December 31, 2020	$ Change	% Change
	(As reported, amounts in thousands)
Operating expenses excluding depreciation and amortization expense:
Radio	$30,751	$22,827	$(7,924)	(25.8)%
Outdoor Advertising	375	9,517	9,142	N/M
Total operating expenses excluding depreciation and amortization expense	$31,126	$32,344	$1,218	3.9%

Operating expenses excluding depreciation and amortization expense for our radio division decreased, despite two additional months of results in the current year. Our largest outdoor concert, Summer Jam, is held annually in June, but due to the COVID-19 pandemic, it was cancelled in 2020. Therefore, we did not incur the costs of producing the event for the year ended December 31, 2020. Expenses also declined due to lower payroll costs in the second quarter as a result of the Loan Proceeds Participation Agreement with Emmis, and cost reductions put in place in response to the decline in revenues caused by the COVID-19 pandemic. We acquired two outdoor advertising businesses principally located in Southern Georgia and Eastern Kentucky on December 13, 2019, so there is only minimal activity in our reported results for the ten months ended December 31, 2019.

Corporate expenses excluding depreciation and amortization expense:

	For the ten months ended December 31, 2019	For the year ended December 31, 2020	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$4,303	$4,338	$35	0.8%

Corporate expenses excluding depreciation and amortization expense for the ten months ended December 31, 2019, mostly relate to nonrecurring transaction costs associated with the acquisition of a controlling interest in the Company from Emmis in November 2019 and two outdoor advertising businesses in December 2019. Corporate expenses excluding depreciation and amortization expense for the year ended December 31, 2020, principally consist of the costs associated with being a public company, corporate staff to oversee the outdoor advertising business, and management fees paid to Emmis.

Depreciation and amortization:

	For ten months ended December 31, 2019	For the year ended December 31, 2020	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$980	$893	$(87)	(8.9)%
Outdoor Advertising	100	3,188	3,088	N/M
Total depreciation and amortization	$1,080	$4,081	$3,001	277.9%

Radio depreciation and amortization expense decreased due to a number of assets becoming fully depreciated during the year ended December 31, 2020. We acquired two outdoor advertising businesses principally located in Southern Georgia and Eastern Kentucky on December 13, 2019, so there is only minimal activity in our reported results for the ten months ended December 31, 2019.

Loss on disposal of assets:

	For ten months ended December 31, 2019	For the year ended December 31, 2020	$ Change	% Change
	(As reported, amounts in thousands)
Loss on disposal of assets
Radio	$—	$—	$—	N/A
Outdoor Advertising	—	197	197	N/A
Loss on disposal of assets	$—	$197	$(197)	N/A

Loss on disposal of assets for the year ended December 31, 2020, relates to the disposal of various billboard structures in the ordinary course of business.

Operating income (loss):

	For the ten months ended December 31, 2019	For the year ended December 31, 2020	$ Change	% Change
	(As reported, amounts in thousands)
Operating income (loss):
Radio	$8,310	$2,300	$(6,010)	(72.3)%
Outdoor Advertising	284	339	55	N/M
Corporate	(4,303)	(4,338)	(35)	0.8%
Total operating income (loss)	$4,291	$(1,699)	$(5,990)	(139.6)%

Despite having two additional months of results in the current year, operating income decreased due to the impact of the COVID-19 pandemic.

Interest expense:

	For the ten months ended December 31, 2019	For the year ended December 31, 2020	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(821)	$(9,493)	$8,672	N/M

During the quarter ended December 31, 2019, the Company entered into numerous debt instruments to finance SG Broadcasting’s acquisition of a controlling interest in the Company from Emmis in November 2019 and two outdoor advertising businesses in December 2019. These debt instruments have been outstanding for all of 2020, which caused the increase in interest expense as compared to the ten months ended December 31, 2019.

Provision for income taxes:

	For the ten months ended December 31, 2019	For the year ended December 31, 2020	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$1,522	$15,561	$14,039	922.4%

During the year ended December 31, 2020, as a result of a sharp deterioration of business activity related to the COVID-19 pandemic, the Company concluded that it was more likely than not that it would be unable to realize its deferred tax assets and recorded an $18.8 million valuation allowance against these assets.

Consolidated net income (loss):

	For the ten months ended December 31, 2019	For the year ended December 31, 2020	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income (loss)	$1,948	$(26,753)	$(28,701)	(1473.4)%

Consolidated net income decreased primarily due to a decline in operating income, an increase in interest expense and an increase in the provision for income taxes, each as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Senior secured term loan agreement

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

Amendment No.1 to senior secured term loan agreement

On February 28, 2020, the Company entered into Amendment No. 1 to its Senior Credit Facility, in order to, among other things, increase the maximum aggregate principal amount issuable under the SG Broadcasting Promissory Note to $10.3 million.

Amendment No.2 to senior secured term loan agreement

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

Amendment No.3 to senior secured term loan agreement

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

Emmis Convertible Promissory Note

On November 25, 2019, as part of the consideration owed to Emmis in connection with SG Broadcasting’s acquisition of a controlling interest in the Company, the Company issued to Emmis the Emmis Convertible Promissory Note in the amount of $5.0 million. The Emmis Convertible Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, or if no senior credit facility is outstanding, of 6.0%, plus an additional 1.0% on any payment of interest in kind and, without regard to whether the Company pays such interest in kind, an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. Because the Senior Credit Facility prohibits the Company from paying interest in cash on the Emmis Convertible Promissory Note, the Company accrues interest using the rate applicable for interest paid in kind. The Emmis Convertible Promissory Note is convertible, in whole or in part, into MediaCo Class A common stock at the option of Emmis beginning six months after issuance and at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion. The Emmis Convertible Promissory Note matures on November 25, 2024.

SG Broadcasting Promissory Note and amendments thereto

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

Series A Convertible Preferred Stock

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

Other liquidity matters

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

On April 22, 2020, MediaCo and Emmis entered into a certain Loan Proceeds Participation Agreement (the “LPPA”) pursuant to which (i) Emmis agreed to use certain of the proceeds of the loan Emmis received pursuant to the Paycheck Protection Program (“PPP”) under Division A, Title I of the CARES Act to pay certain wages of employees leased to MediaCo pursuant to the Employee Leasing Agreement, between Emmis and MediaCo, (ii) Emmis agreed to waive up to $1.5 million in reimbursement obligations of MediaCo to Emmis under the Employee Leasing Agreement to the extent that the PPP Loan is forgiven, and (iii) MediaCo agreed to promptly pay Emmis an amount equal to 31.56% of the amount of the PPP Loan, if any, that Emmis is required to repay, up to the amount of the reimbursement obligations forgiven under (ii) above. Standard General L.P., on behalf of all of the funds for which it serves as an investment advisor, agreed to guaranty MediaCo’s obligations under the LPPA. As of the date of these financial statements, Emmis believes that the loan will be forgiven as Emmis believes it has spent the proceeds on qualifying expenditures. Accordingly, $1.5 million of leased employee expense was waived by Emmis during the year ended December 31, 2020.

Going concern

The accompanying consolidated and combined financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Pursuant to ASC Topic 205-40, “Going Concern,” the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern  within one year of the date of the filing of these financial statements (March 30, 2021). Management considered the Company’s ability to forecast future cash flows, current financial condition, sources of liquidity and debt service obligations due on or before March 30, 2022.

The Company has been negatively impacted by COVID-19, and expects COVID-19 to continue to negatively impact revenues and profitability for an undetermined period of time. Management has considered these circumstances in assessing the Company’s liquidity over the next year.  Liquidity is a measure of an entity’s ability to meet potential cash requirements, maintain its assets, fund its operations, and meet the other general cash needs of its business. The Company’s liquidity is impacted by general economic, financial, competitive, and other factors beyond its control. The Company’s liquidity requirements consist primarily of funds necessary to pay its expenses, principally debt service and operational expenses, such as labor costs, and other related expenditures. The Company generally satisfies its liquidity needs through cash provided by operations.  In addition, the Company has taken steps to enhance its ability to fund its operational expenses by reducing various costs and is prepared to take additional steps as necessary.

The Company has debt service obligations of approximately $8.6 million due under its Senior Credit Facility from March 30, 2021 (the date of issuance of these financial statements) through March 30, 2022. In addition, our Senior Credit Facility requires us to maintain Minimum Liquidity (as defined in the Senior Credit Facility) of $2.5 million until November 25, 2021, and $3.0 million for the period thereafter. During the year ended December 31, 2020, the Company obtained amendments to our Senior Credit Facility in order to, among other things, suspend the testing of the Consolidated Fixed Charge Coverage Ratio (as defined in the Senior Credit Facility) until July 1, 2021, at which time the Company will once again be required to comply with a Fixed Charge Coverage Ratio of 1.10:1.00. The Company expects its revenues and profitability will continue to be adversely impacted by the COVID-19 pandemic, and the duration and severity of the impact is unknown as of the date of issuance of these financial statements. Management anticipates that the Company will be unable to meet its liquidity needs and comply with the covenants of our Senior Credit Facility for the next twelve months with cash and cash equivalents on hand, projected cash flows from operations, and/or additional borrowings.

In addition, the Senior Credit Facility includes a loan to value calculation, whereby the amount of debt outstanding thereunder is limited to a formula based on 60% of the fair value of the Company’s FCC licenses plus a multiple of the Company’s Billboard Cash Flow (as defined in the Senior Credit Facility). If the most recent appraisal of the fair value of our FCC licenses obtained in connection with our annual impairment testing as of October 1, 2020 is deemed to be an Acceptable Appraisal (as defined in the Senior Credit Facility) by our lender in its sole discretion, we will have a shortfall in this calculation, requiring a repayment of approximately $8.0 million of Senior Credit Facility debt. Our lender is not required to accept this appraisal and has the right to obtain a different appraisal, which could result in a different repayment amount, if any.

As a result of the conditions identified above, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company’s independent auditor has included an explanatory paragraph regarding the Company’s ability to continue as a going concern in its report on these consolidated and combined financial statements, which constitutes an event of default under the Senior Credit Facility. Upon this event of default, under the Senior Credit Facility, the lender may, but is not required to, declare all or any portion of the unpaid principal amount of the Senior Credit Facility, including interest accrued and unpaid, to be immediately due and payable, and/or to increase the annual interest rate in effect by 3%. Consequently, amounts outstanding under the Senior Credit Facility as of December 31, 2020 have been classified as current liabilities in the accompanying consolidated and combined financial statements. Furthermore, depending on the duration and severity of the impact the COVID-19 pandemic has on our businesses and any action our lender may take, we may record impairments of assets in the future.

Management intends to request a waiver or amendment to its Senior Credit Facility and seek additional borrowings from Standard General to cure the existing event of default and anticipated future covenant violations. While the Company has been successful in obtaining waivers and amendments under its Senior Credit Facility and has also received additional liquidity from Standard General in the past, no assurances can be made that the Company will be successful or receive such liquidity in the future.

SOURCES OF LIQUIDITY

Our primary sources of liquidity are cash provided by operations and cash available through borrowings under the SG Broadcasting Promissory Note. Our primary uses of capital have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements and acquisitions.

At December 31, 2020 we had cash and cash equivalents of $4.2 million and net working capital of ($62.5) million. At December 31, 2019, we had cash and cash equivalents of $2.1 million and net working capital of ($4.7) million. This decrease in net working capital is due to the reclassification of our Senior Credit Facility as a current liability. Excluding the current maturity of our Senior Credit Facility, our working capital at December 31, 2020 would be $6.3 million, an increase in net working capital from December 31, 2019. The increase is largely due to the decrease in accounts payable and accrued expenses as working capital amounts due to Emmis as of December 31, 2019, were paid during the year ended December 31, 2020. This was principally financed with additional borrowings.

Operating Activities

Cash flows provided by operating activities were $3.6 million for the ten months ended December 31, 2019 versus cash flows used in operating activities of $9.6 million for the year ended December 31, 2020. The decrease in cash flows provided by operating activities was mostly attributable to a decline in revenues as a result of the COVID-19 pandemic, increased interest expense when compared to the prior period, and the payment of working capital amounts due to Emmis during the year ended December 31, 2020.

Investing Activities

Cash flows used in investing activities of $0.4 million for the year ended December 31, 2020, was attributable to capital expenditures.

Cash flows used in investing activities of $43.2 million for the ten months ended December 31, 2019 consisted of $43.1 million used to purchase Fairway Outdoor and $0.1 million used for capital expenditures.

Financing Activities

Cash provided by financing activities of $12.1 million for the year ended December 31, 2020, primarily consisted of proceeds of debt of $12.2 million, net of debt payments.

Cash provided by financing activities of $41.7 million for the ten months ended December 31, 2019 primarily consisted of proceeds of debt of $29.4 million and proceeds from the issuance of stock of $22.0 million. This was partially offset by net transactions with Emmis of $6.3 million and payments of debt related costs of $2.5 million.

As of December 31, 2020, MediaCo had outstanding $71.0 million of borrowings under the Senior Credit Facility, of which $1.8 million is current. As of December 31, 2020, the borrowing rate under our Senior Credit Facility was 9.5%.

Additionally, MediaCo had $5.5 and $21.4 million of promissory notes outstanding at December 31, 2020 to Emmis and SG Broadcasting, respectively, all of which is classified as long term debt.

The debt service requirements of MediaCo over the next twelve-month period are expected to be $8.6 million related to our Senior Credit Facility ($1.8 million of principal repayments and $6.8 million of interest payments). These anticipated payments assume our lender does not accelerate the debt as a result of non-compliance with any debt covenant described above. The Senior Credit Facility bears interest at a variable rate. The Company estimates interest payments by using the amounts outstanding as of December 31, 2020 and then-current interest rates. There are no debt service requirements over the next twelve months for either the Emmis Convertible Promissory Note or the SG Broadcasting Promissory Note.

As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, our Senior Credit Facility substantially limits our ability to make acquisitions.

INTANGIBLES

As of December 31, 2020, approximately 43% of our total assets consisted of FCC licenses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations for compliance with regulatory requirements. Historically, all of our FCC licenses have been renewed (or a waiver has been granted pending renewal) at the end of their respective eight-year periods, and we expect that all of our FCC licenses will continue to be renewed in the future.

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

OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

Other than legal contingencies incurred in the normal course of business, and contractual commitments to purchase goods and services, all of which are discussed in Note 12 to the consolidated and combined financial statements, which is incorporated by reference herein, the Company does not have any material off-balance sheet financings or liabilities. The Company does not have any majority-owned and controlled subsidiaries that are not included in the consolidated and combined financial statements, nor does the Company have any interests in or relationships with any “special-purpose entities” that are not reflected in the consolidated and combined financial statements or disclosed in the Notes to Consolidated and Combined Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MediaCo Holding Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MediaCo Holding Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated and combined statements of operations, changes in equity, and cash flows for the year ended December 31, 2020 and the ten-months ended December 31, 2019, and the related notes (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and the ten-months ended December 31, 2019 in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

The Company's Ability to Continue as a Going Concern

The accompanying consolidated and combined financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated and combined financial statements, the Company does not expect to meet its liquidity needs or maintain compliance with certain of its financial covenants, which could cause the acceleration of all or a portion of unpaid principal amounts under the Company’s Senior Credit Facility, and the Company's sources of liquidity would be insufficient to satisfy such accelerated obligations if they became due within one year after the date of issuance of its consolidated and combined financial statements. As a result, the Company has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated and combined financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Indianapolis, Indiana

March 30, 2021

MEDIACO HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the ten months December 31, 2019	For the year ended December 31, 2020
NET REVENUES	$40,800	$39,261
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	31,126	32,344
Corporate expenses	4,303	4,338
Depreciation and amortization	1,080	4,081
Loss on disposal of assets	—	197
Total operating expenses	36,509	40,960
OPERATING INCOME (LOSS)	4,291	(1,699)
OTHER EXPENSE:
Interest expense	(821)	(9,493)
Total other expense	(821)	(9,493)
INCOME (LOSS) BEFORE INCOME TAXES	3,470	(11,192)
PROVISION FOR INCOME TAXES	1,522	15,561
CONSOLIDATED NET INCOME (LOSS)	1,948	(26,753)
PREFERRED STOCK DIVIDENDS	110	2,148
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,838	$(28,901)

Basic and diluted net income (loss) per share attributable to common shareholders:	$0.80	$(4.07)
Basic and diluted weighted average common shares outstanding	2,298	7,094

The accompanying notes to consolidated and combined financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	DECEMBER 31,	DECEMBER 31,
	2019	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,083	$4,171
Accounts receivable, net of allowance for doubtful accounts of $157 and $503, respectively	11,101	8,508
Prepaid expenses	1,111	1,247
Other	1,798	1,274
Total current assets	16,093	15,200
PROPERTY AND EQUIPMENT:
Land and buildings	1,660	1,669
Leasehold improvements	8,483	8,479
Broadcasting equipment	5,956	5,927
Outdoor advertising structures	27,425	26,390
Office equipment, computer equipment, software and automobiles	2,312	2,210
Construction in progress	—	37
	45,836	44,712
Less-accumulated depreciation and amortization	14,273	17,062
Total property and equipment, net	31,563	27,650
INTANGIBLE ASSETS:
Indefinite lived intangibles	63,996	63,999
Goodwill	11,424	13,102
Other intangibles	5,184	5,060
	80,604	82,161
Less-accumulated amortization	1,655	2,944
Total intangible assets, net	78,949	79,217
OPERATING LEASE RIGHT-OF-USE ASSETS	26,339	23,953
OTHER ASSETS:
Deferred tax assets	13,863	—
Deposits and other	359	331
Total other assets	14,222	331
Total assets	$167,166	$146,351

The accompanying notes to consolidated and combined financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – (CONTINUED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	DECEMBER 31,	DECEMBER 31,
	2019	2020
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,184	$2,557
Current maturities of long-term debt	3,672	68,819
Accrued salaries and commissions	728	709
Deferred revenue	1,688	1,535
Operating lease liabilities	3,161	3,573
Other	346	549
Total current liabilities	20,779	77,742
LONG-TERM DEBT, NET OF CURRENT PORTION	77,668	26,935
OPERATING LEASE LIABILITIES, NET OF CURRENT	22,983	20,176
ASSET RETIREMENT OBLIGATION	5,623	6,316
DEFERRED INCOME TAXES	—	1,711
OTHER NONCURRENT LIABILITIES	239	221
Total liabilities	127,292	133,101
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK, $0.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED; 220,000 SHARES ISSUED AND OUTSTANDING	22,110	24,258
SHAREHOLDERS’ EQUITY (DEFICIT):
Net parent company investment	—	—
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 1,666,667 shares and 1,785,880 shares at December 31, 2019 and 2020, respectively	17	18
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 5,359,753 shares and 5,413,197 shares at December 31, 2019 and 2020, respectively	54	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	20,644	20,772
Accumulated deficit	(2,951)	(31,852)
Total equity (deficit)	17,764	(11,008)
Total liabilities and equity (deficit)	$167,166	$146,351

The accompanying notes to consolidated and combined financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

FOR THE TEN MONTHS ENDED DECEMBER 31, 2019 AND YEAR ENDED DECEMBER 31, 2020

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	APIC	Net Parent Investment	Accumulated Deficit	Total
BALANCE, FEBRUARY 28, 2019	—	$—	—	$—	$—	$77,478	$—	$77,478
Net income (loss)	—	—	—	—	—	4,789	(2,841)	1,948
Net distributions to Emmis Communications Corp.	—	—	—	—	—	(8,349)	—	(8,349)
Allocated charges funded by Emmis Communications Corp.	—	—	—	—	—	2,193	—	2,193
Transaction adjustments from transactions amongst shareholders (1)	1,666,667	17	5,359,753	54	20,644	(76,111)	—	(55,396)
Preferred stock dividends	—	—	—	—	—	—	(110)	(110)
BALANCE, DECEMBER 31, 2019	1,666,667	$17	5,359,753	$54	$20,644	$—	$(2,951)	$17,764
Net loss	—	—	—	—	—	—	(26,753)	(26,753)
Adjustments relating to distribution of common shares	16,596	—	53,444	—	—	—	—	—
Issuance of class A to employees, officers and directors	102,617	1	—	—	128	—	—	129
Preferred stock dividends	—	—	—	—	—	—	(2,148)	(2,148)
BALANCE, DECEMBER 31, 2020	1,785,880	$18	5,413,197	$54	$20,772	$—	$(31,852)	$(11,008)
(1) See Note 1 for further discussion.

The accompanying notes to consolidated and combined financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	For the ten months December 31, 2019	For the year ended December 31, 2020
OPERATING ACTIVITIES:
Consolidated net income (loss)	$1,948	$(26,753)
Adjustments to reconcile net income to net cash provided by operating activities—
Noncash accretion of asset retirement obligations	33	726
Noncash lease expense	1,820	2,852
Amortization of deferred financing costs, including original issue discount	50	590
Depreciation and amortization	1,080	4,081
Interest paid-in-kind	—	1,684
Provision for bad debts	140	543
Change in deferred income taxes	1,211	15,561
Noncash compensation	219	129
Loss on sale of assets	—	197
Changes in assets and liabilities—
Accounts receivable	(1,679)	1,896
Prepaid expenses and other current assets	(797)	416
Other assets	(307)	(331)
Accounts payable and accrued liabilities	1,624	(8,761)
Deferred revenue	(371)	(146)
Income taxes	311	—
Other liabilities	(1,669)	(2,327)
Net cash provided by (used in) operating activities	3,613	(9,643)
INVESTING ACTIVITIES:
Purchases of property and equipment	(89)	(409)
Purchase of Fairway Outdoor	(43,108)	—
Net cash used in investing activities	(43,197)	(409)
FINANCING ACTIVITIES:
Net transactions with Emmis Communications Corp.	(6,280)	—
Payments on long-term debt	(918)	(1,836)
Proceeds from long-term debt	29,352	14,000
Proceeds of stock issuances	22,000	—
Payments for debt related costs	(2,487)	(24)
Net cash provided by financing activities	41,667	12,140
INCREASE IN CASH AND CASH EQUIVALENTS	2,083	2,088
CASH AND CASH EQUIVALENTS:
Beginning of period	—	2,083
End of period	$2,083	$4,171
SUPPLEMENTAL DISCLOSURES:
Cash paid for —
Interest	$606	$7,067
Noncash financing transactions —
Consideration received by Emmis Communications Corporation as a result of the Transaction described in Note 1 to the accompanying consolidated and combined financial statements	105,339	—
Value of stock issued to employees under stock compensation program		129
Noncash debt-related costs		281

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

On October 25, 2019, in order to more closely align our operations and internal controls with standard market practice, our Board of Directors approved the change in our fiscal year end from the last day in February to December 31. The result is that the comparative period of this report covers the ten-month period March 1, 2019 to December 31, 2019. A comparative, unaudited income statement for the year ended December 31, 2019 is presented below.

For the Year Ended December 31, 2019 (unaudited)
NET REVENUES	$45,834
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	35,606
Corporate expenses	4,303
Depreciation and amortization	1,352
Total operating expenses	41,261
OPERATING INCOME	4,573
OTHER EXPENSE:
Interest expense	(821)
Total other expense	(821)
INCOME BEFORE INCOME TAXES	3,752
PROVISION FOR INCOME TAXES	1,646
CONSOLIDATED NET INCOME	2,106
PREFERRED STOCK DIVIDENDS	110
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,996
NET INCOME PER SHARE- BASIC AND DILUTED	0.91
WEIGHTED AVERAGE SHARES OUTSTANDING- BASIC AND DILUTED	2,195,300

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

For the period from March 1, 2019 through November 25, 2019 of the ten months ended December 31, 2019, MediaCo was 100% owned by Emmis. Our financial statements for these periods are derived from the books and records of Emmis and were carved-out from Emmis at a carrying value reflective of historical cost in Emmis’ records. Our historical combined financial results include an allocation of expense related to certain Emmis corporate functions, including executive oversight, legal, finance, human resources, and information technology. These expenses have been allocated to us based on direct usage or benefit where specifically identifiable, with the remainder allocated primarily on a pro rata basis of revenue, headcount and other measures. We consider this expense allocation methodology and results thereof to be reasonable for all periods presented. However, the allocations may not be indicative of the actual expense that would have been incurred had we operated as an independent, publicly traded company for all periods presented. It is impracticable to estimate what the standalone costs of MediaCo would have been in the historical periods.

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

Going Concern

The accompanying consolidated and combined financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Pursuant to ASC Topic 205-40, “Going Concern,” the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern within one year of the date of the filing of these financial statements (March 30, 2021). Management considered the Company’s ability to forecast future cash flows, current financial condition, sources of liquidity and debt service obligations due on or before March 30, 2022.

The Company has been negatively impacted by COVID-19, and expects COVID-19 to continue to negatively impact revenues and profitability for an undetermined period of time. Management has considered these circumstances in assessing the Company’s liquidity over the next year.  Liquidity is a measure of an entity’s ability to meet potential cash requirements, maintain its assets, fund its operations, and meet the other general cash needs of its business. The Company’s liquidity is impacted by general economic, financial, competitive, and other factors beyond its control. The Company’s liquidity requirements consist primarily of funds necessary to pay its expenses, principally debt service and operational expenses, such as labor costs, and other related expenditures. The Company generally satisfies its liquidity needs through cash provided by operations.  In addition, the Company has taken steps to enhance its ability to fund its operational expenses by reducing various costs and is prepared to take additional steps as necessary.

The Company has debt service obligations of approximately $8.6 million due under its Senior Credit Facility from March 30, 2021 (the date of issuance of these financial statements) through March 30, 2022. In addition, our Senior Credit Facility requires us to maintain Minimum Liquidity (as defined in the Senior Credit Facility) of $2.5 million until November 25, 2021, and $3.0 million for the period thereafter. During the year ended December 31, 2020, the Company obtained amendments to our Senior Credit Facility in order to, among other things, suspend the testing of the Consolidated Fixed Charge Coverage Ratio (as defined in the Senior Credit Facility) until July 1, 2021, at which time the Company will once again be required to comply with a Fixed Charge Coverage Ratio of 1.10:1.00. The Company expects its revenues and profitability will continue to be adversely impacted by the COVID-19 pandemic, and the duration and severity of the impact is unknown as of the date of issuance of these financial statements. Management anticipates that the Company will be unable to meet its liquidity needs and comply with the covenants of our Senior Credit Facility for the next twelve months with cash and cash equivalents on hand, projected cash flows from operations, and/or additional borrowings.

In addition, the Senior Credit Facility includes a loan to value calculation, whereby the amount of debt outstanding thereunder is limited to a formula based on 60% of the fair value of the Company’s FCC licenses plus a multiple of the Company’s Billboard Cash Flow (as defined in the Senior Credit Facility). If the most recent appraisal of the fair value of our FCC licenses obtained in connection with our annual impairment testing as of October 1, 2020 is deemed to be an Acceptable Appraisal (as defined in the Senior Credit Facility) by our lender in its sole discretion, we will have a shortfall in this calculation, requiring a repayment of approximately $8.0 million of Senior Credit Facility debt. Our lender is not required to accept this appraisal and has the right to obtain a different appraisal, which could result in a different repayment amount, if any.

As a result of the conditions identified above, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company’s independent auditor has included an explanatory paragraph regarding the Company’s ability to continue as a going concern in its report on these consolidated and combined financial statements, which constitutes an event of default under the Senior Credit Facility. Upon this event of default, under the Senior Credit Facility, the lender may, but is not required to, declare all or any portion of the unpaid principal amount of the Senior Credit Facility, including interest accrued and unpaid, to be immediately due and payable, and/or to increase the annual interest rate in effect by 3%. Consequently, amounts outstanding under the Senior Credit Facility as of December 31, 2020 have been classified as current liabilities in the consolidated and combined financial statements. Furthermore, depending on the duration and severity of the impact the COVID-19 pandemic has on our businesses and any action our lender may take, we may record impairments of assets in the future.

Management intends to request a waiver or amendment to its Senior Credit Facility and seek additional borrowings from Standard General to cure the existing default and anticipated future covenant violations. While the Company has been successful in obtaining waivers and amendments under its Senior Credit Facility and has also received additional liquidity from Standard General in the past, no assurances can be made that the Company will be successful or receive such liquidity in the future.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

(iv)  Allocated Charges

Allocations of Emmis’ costs were included in the combined condensed statements of operations of the Stations as follows:

	For the Ten Months Ended December 31, 2019	For the Year Ended December 31, 2020
Station operating expenses, excluding depreciation and amortization expense	$1,903	$—
Noncash compensation	219	—
Allocated charges from Emmis	$2,122	$—

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts is recorded based on management’s judgment of the collectability of receivables. When assessing the collectability of receivables, management considers, among other things, historical loss experience and existing economic conditions. Amounts are written off after all normal collection efforts have been exhausted. The activity in the allowance for doubtful accounts for the ten months ended December 31, 2019 and the year ended December 31, 2020 was as follows:

	Balance At Beginning Of Period	Provision	Write-Offs	Balance At End Of Period
Ten months ended December 31, 2019	$198	140	(181)	$157
Year ended December 31, 2020	$157	543	(197)	$503

Cash and Cash Equivalents

MediaCo considers time deposits, money market fund shares and all highly liquid debt investment instruments with original maturities of three months or less to be cash equivalents. At times, such deposits may be in excess of FDIC insurance limits.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets, which are 30 to 39 years for buildings, the shorter of economic life or expected lease term for leasehold improvements, five to seven years for broadcasting equipment, five years for automobiles, office equipment and computer equipment, 15 years for advertising structures, and three to five years for software. Maintenance, repairs and minor renewals are expensed as incurred; improvements are capitalized. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations. See below for more discussion of impairment policies related to our property and equipment. Depreciation expense for the ten months ended December 31, 2019 and year ended December 31, 2020 was $0.8 million, and $2.8 million, respectively.

Intangible Assets and Goodwill

Indefinite-lived Intangibles and Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with ASC Topic 350, “ Intangibles—Goodwill and Other,” goodwill, radio broadcasting licenses, and tradenames are not amortized, but are tested at least annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. See Note 10, Intangible Assets and Goodwill, for more discussion of our annual impairment tests performed during the ten-month period ended December 31, 2019 and year ended December 31, 2020.

Definite-lived Intangibles

The Company’s definite-lived intangible assets consist of programming agreements related to our radio business and customer relationships relating to our outdoor advertising business. These are amortized over the period of time the intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.

Advertising Costs

Advertising costs are expensed when incurred. Advertising expenses were $0.4 million for both the ten months ended December 31, 2019, and year ended December 31, 2020.

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

Deferred Revenue and Barter Transactions

Deferred revenue includes deferred barter and other transactions in which payments are received prior to the performance of services (e.g., cash-in-advance advertising). Barter transactions are recorded at the estimated fair value of the product or service received. Revenue from barter transactions is recognized when commercials are broadcast. The appropriate expense or asset is recognized when merchandise or services are used or received. Barter revenues for the ten months ended December 31, 2019, and year ended December 31, 2020 were $0.8 million, and $0.9 million, respectively. Barter expenses were $0.9 million for both periods.

Earnings Per Share

Our basic and diluted net loss per share is computed using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses. Shares of Series A preferred stock include rights to participate in dividends and distributions to common stockholders on an if-converted basis, and accordingly are considered participating securities. During periods of undistributed losses however, no effect is given to our participating securities since they are not contractually obligated to share in the losses. We did not have any participating securities for the ten-month period ended December 31, 2019, as the preferred stock only became convertible to common stock on May 25, 2020. For the ten-month period ended December 31, 2019, the Class A shares issued to Emmis at the close of the Transaction have been assumed to be outstanding for the whole ten-month period. The following is a reconciliation of basic and diluted net loss per share attributable to Class A and Class B common shareholders:

	For the Ten Months Ended December 31,	For the Year Ended December 31,
	2019	2020
Net income (loss)	$1,948	$(26,753)
Preferred dividends	110	2,148
Net income (loss) attributable to common shareholders	$1,838	$(28,901)
Basic and diluted weighted average Class A shares outstanding	1,667	1,683
Net income (loss) per share attributable to Class A shareholders	$0.80	$(4.07)
Basic and diluted weighted average Class B shares outstanding	631	5,411
Net income (loss) per share attributable to Class B shareholders	$0.80	$(4.07)

Because we have incurred a net loss for the period where the Company had potentially dilutive securities, diluted net loss per common share is the same as basic net loss per common share. The following convertible equity shares and restricted stock awards were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive. There were no potentially dilutive shares for the ten-month period ended December 31, 2019 as neither the convertible promissory notes issued to Emmis and SG Broadcasting described in Note 6, nor the Series A convertible preferred stock, were convertible until May 25, 2020. The Company did not issue any restricted stock awards until the year ended December 31, 2020.

	For the Ten Months Ended December 31,	For the Year Ended December 31,
	2019	2020
Convertible Emmis promissory note	$—	$1,370
Convertible Standard General promissory notes	—	5,308
Series A convertible preferred stock	—	6,005
Restricted stock awards	—	39
Total	$—	$12,722

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

The preparation of consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Due to the uncertain future impacts of the COVID-19 pandemic and the related economic disruptions, actual results could differ from those estimates particularly as it relates to estimates reliant on forecasts and other assumptions reasonably available to the Company. The extent to which the COVID-19 pandemic and related economic disruptions impact the Company’s business and financial results will depend on future developments including, but not limited to: (i) the continued spread, duration and severity of the COVID-19 pandemic, (ii) the occurrence, spread, duration and severity of any subsequent wave or waves of outbreaks after the initial outbreak has subsided, (iii) the actions taken by the U.S. and foreign governments to contain the COVID-19 pandemic, address its impact or respond to the reduction in global and local economic activity, (iv) the occurrence, duration and severity of a global, regional or national recession, depression or other sustained adverse market event, and (v) how quickly and to what extent normal economic and operating conditions can resume. The accounting matters assessed included, but were not limited to, allowance for doubtful accounts, our ability to realize our deferred tax assets, and the carrying value of goodwill, FCC licenses and other long-lived assets.

As discussed in Note 13, during 2020, as a result of a sharp deterioration of business activity related to the COVID-19 pandemic and the significant operating losses we incurred, we were unable to conclude that it was more likely than not that we would be able to realize our deferred tax assets; accordingly, we recorded a $18.8 million valuation allowance against these assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material changes to the estimates and material impacts to the Company’s condensed consolidated and combined financial statements in future reporting periods.

Reclassifications

Certain amounts for the ten-month period ended December 31, 2019 have been reclassified to conform to the current year presentation.

Recent Accounting Standards Updates

On March 1, 2019, the stations adopted Accounting Standard Update 2016-02, Leases, using the modified retrospective approach, applied at the beginning of the period of adoption, and we elected the package of transitional practical expedients. The adoption of this standard resulted in recording operating lease liabilities of approximately $14.9 million as of March 1, 2019, along with a corresponding right-of-use asset. The implementation of this standard did not have an impact on our consolidated and combined statements of operations. See Note 9 for more discussion of the Company’s leases.

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

2. COMMON STOCK

MediaCo has authorized Class A common stock, Class B common stock, and Class C common stock. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. At December 31, 2019 all Class A common stock outstanding was owned by Emmis. Emmis distributed all of these shares of Class A common stock to its shareholders on January 17, 2020. All Class B common stock outstanding is owned by SG Broadcasting. At December 31, 2019 and December 31, 2020, no shares of Class C common stock were issued or outstanding.

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

MediaCo Series A Preferred Shares rank senior in preference to the MediaCo Class A common stock, MediaCo Class B common stock, and the MediaCo Class C common stock. Pursuant to the Articles of Amendment, the ability of the Company to make distributions with respect to, or make a liquidation payment on, any other class of capital stock in the Company designated to be junior to, or on parity with, the MediaCo Series A Preferred Shares, will be subject to certain restrictions, including that (i) the MediaCo Series A Preferred Shares shall be entitled to receive the amount of dividends per share that would be payable on the number of whole common shares of the Company into which each share of MediaCo Series A Preferred Share could be converted, and (ii) the MediaCo Series A Preferred Shares, upon any liquidation, dissolution or winding up of the Company, shall be entitled to a preference on the assets of the Company. Issued and outstanding shares of MediaCo Series A Preferred Shares shall accrue cumulative dividends, payable in kind, at an annual rate equal to the interest rate on any senior debt of the Company (see Note 6), or if no senior debt is outstanding, 6%, plus additional increases of 1% on December 12, 2020 and each anniversary thereof. On December 13, 2020, dividends of $2.1 million were paid in kind. The payment in kind increased the accrued value of the preferred stock and no additional shares were issued as part of this payment.

MediaCo Series A Preferred Shares are redeemable for cash at the option of SG Broadcasting at any time on or after June 12, 2025, and so the shares are classified outside of permanent equity. The Series A Preferred Shares are also convertible into shares of Class A common stock at the option of SG Broadcasting at any time after May 25, 2020, with the number of shares of common stock determined by dividing the original contribution, plus accrued dividends, by the 30-day volume weighted average share price of Class A common shares. On and after May 25, 2020, when the conversion option became effective, the Series A Preferred Shares became participating securities and we began calculating earnings per share using the two-class method.

4. SHARE BASED PAYMENTS

The amounts recorded as share based compensation expense consist of a restricted stock award issued to an officer that vests in three equal installments. Awards to officers are typically made pursuant to employment agreements. Restricted stock awards are granted out of the Company’s 2020 Equity Compensation Plan.

The following table presents a summary of the Company’s restricted stock grants outstanding at December 31, 2020, and restricted stock activity during the year ended December 31, 2020 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	—	$—
Granted	102,617	5.41
Grants outstanding, end of period	102,617	5.41

Recognized Non-Cash Compensation Expense

The following table summarizes stock-based compensation expense recognized by the Company during the ten-month period and year ended December 31, 2019 and 2020. The Company did not recognize any tax benefits related to stock-based compensation during the periods presented below.

	For the Ten Months Ended December 31,	For the Year Ended December 31,
	2019	2020
Operating expenses, excluding depreciation and amortization	$219	$—
Corporate expenses	—	129
Share-based compensation expense	$219	$129

As of December 31, 2020, there was $0.4 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.7 years.

5. REVENUE

The Company generates revenue from the sale of services including, but not limited to: (i) on-air commercial broadcast time, (ii) non-traditional revenues including event-related revenues and event sponsorship revenues, (iii) digital advertising and (iv) outdoor advertising. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue. Substantially all deferred revenue is recognized within twelve months of the payment date. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Advertising revenues presented in the consolidated and combined financial statements are reflected on a net basis, after the deduction of advertising agency fees, usually at a rate of 15% of gross revenues.

Radio Advertising

On-air broadcast revenue is recognized when or as performance obligations under the terms of a contract with a customer are satisfied. This typically occurs over the period of time that advertisements are provided, or as an event occurs. Revenues are reported at the amount the Company expects to be entitled to receive under the contract. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue in the consolidated balance sheets. Substantially all deferred revenue is recognized within twelve months of the payment date.

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

Outdoor Advertising

Our outdoor advertising business has a total of 3,532 faces consisting of bulletins, posters and digital billboards. Bulletins are generally large, illuminated advertising structures that are located on major highways and target vehicular traffic. Posters are generally smaller advertising structures that are located on major traffic arteries and city streets and target vehicular and pedestrian traffic. Digital billboards are computer controlled LED displays where six to eight advertisers rotate continuously, each one having seven to ten seconds to display a static image. Digital billboards are generally located on major traffic arteries and streets. Digital billboards are generally located on major traffic arteries and streets. A substantial portion of this revenue is lessor revenue derived from operating leases accounted for under ASC 842, “Leases.” Rental revenue is recognized on a straight-line basis over the term of the respective lease.

Other

Other revenue includes barter revenue and network revenue. The Company provides advertising broadcast time in exchange for certain products and services, including on-air radio programming. These barter arrangements generally allow the Company to preempt such bartered broadcast time in favor of advertisers who purchase time for cash consideration. These barter arrangements are valued based upon the Company’s estimate of the fair value of the products and services received. Revenue is recognized on barter arrangements when we broadcast the advertisements. Advertisements delivered under barter arrangements are typically aired during the same period in which the products and services are consumed. The Company also sells certain remnant advertising inventory to third-parties for cash, and we refer to this as network revenue. The third-parties aggregate our remnant inventory with other broadcasters' remnant inventory for sale to third parties, generally to large national advertisers. This network revenue is recognized as we broadcast the advertisements. In connection with certain outdoor advertising arrangements, the customer may request that the Company produce the billboard wrap (commonly printed on a vinyl material) displaying the customer’s advertisement on our outdoor structure. This production revenue is recognized as the deliverable is made available to the customer or attached to our outdoor structure. Other revenue also includes the management fee received from Billboards LLC (see Note 15.)

Disaggregation of revenue

The following table presents the Company's revenues disaggregated by revenue source:

	For the Ten Months Ended December 31, 2019		For the Year Ended December 31, 2020
Net revenues:
Radio Advertising	$24,826	60.8%	$19,129	48.7%
Non Traditional	8,166	20.0%	761	1.9%
Digital	3,018	7.4%	2,256	5.7%
Outdoor Advertising(1)	759	1.9%	12,459	31.7%
Other	4,031	9.9%	4,656	12.0%
Total net revenues	$40,800		$39,261

(1) A substantial portion of this revenue is from lessor revenue derived from operating leases accounted for under ASC 842, “Leases.”

6. LONG-TERM DEBT

Long-term debt was comprised of the following at December 31, 2019, and December 31, 2020:

	As of December 31, 2019	As of December 31, 2020
Senior credit facility	$72,527	$70,972
Notes payable to Emmis	5,000	5,535
Notes payable to SG Broadcasting	6,250	21,400
Less: Current maturities	(3,672)	(68,819)
Less: Unamortized original discount	(2,437)	(2,153)
Total long-term debt, net of current portion and debt discount	$77,668	$26,935

Senior secured term loan agreement

On November 25, 2019, the Company entered into a $50.0 million, five-year senior secured term loan agreement (the “Senior Credit Facility”) with GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent, which included one tranche of additional borrowings of $25.0 million. The Senior Credit Facility provides for initial borrowings of up to $50.0 million, of which net proceeds of $48.3 million after debt discount of $1.7 million, were paid concurrently to Emmis in connection with SG Broadcasting’s acquisition of a controlling interest in the Company. The Senior Credit Facility bears interest at a rate equal to the London Interbank Offered Rate ("LIBOR"), plus 7.5%, with a 2.0% LIBOR floor. The Senior Credit Facility requires interest payments on the first business day of each calendar month, and quarterly payments on the principal in an amount equal to one and one quarter percent of the initial aggregate principal amount are due on the last day of each calendar quarter. The Senior Credit Facility includes covenants pertaining to, among other things, the ability to incur indebtedness, restrictions on the payment of dividends, minimum Liquidity (as defined in the Senior Credit Facility) of $2.0 million for the period from the effective date until November 25, 2020, $2.5 million for the period from November 26, 2020 until November 25, 2021, and $3.0 million for the period thereafter, collateral maintenance, minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Senior Credit Facility) of 1.10:1.00, and other customary restrictions. The Company borrowed $23.4 million of the remaining available borrowings to fund the Fairway Acquisition on December 13, 2019. Proceeds received were $22.6 million, net of a debt discount of $0.8 million. The effective interest rate for the year ending December 31, 2020 was 10.3%. The obligations under the Senior Credit Facility are secured by a perfected first priority security interest in substantially all of the assets of MediaCo Holding Inc. and its consolidated subsidiaries.

Amendment No.1 to senior secured term loan agreement

On February 28, 2020, the Company entered into Amendment No. 1 to its Senior Credit Facility, in order to, among other things, increase the maximum aggregate principal amount issuable under the SG Broadcasting Promissory Note to $10.3 million.

Amendment No.2 to senior secured term loan agreement

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

Amendment No.3 to senior secured term loan agreement

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

The Senior Credit Facility is carried net of a total unamortized discount of $2.2 million at December 31, 2020.

Going concern reclassification

The Senior Credit Facility includes a loan to value calculation, whereby the amount of debt outstanding thereunder is limited to a formula based on 60% of the fair value of the Company’s FCC licenses plus a multiple of the Company’s Billboard Cash Flow (as defined in the Senior Credit Facility). If the most recent appraisal of the fair value of our FCC licenses obtained in connection with our annual impairment testing as of October 1, 2020 is deemed to be an Acceptable Appraisal (as defined in the Senior Credit Facility) by our lender in its sole discretion, we will have a shortfall in this calculation, requiring a repayment of approximately $8.0 million of Senior Credit Facility debt. Our lender is not required to accept this appraisal and has the right to obtain a different appraisal, which could result in a different repayment amount, if any.

As a result of this and other conditions described in Note 1, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. The Company’s independent auditor has included an explanatory paragraph regarding the Company’s ability to continue as a going concern in its report on these consolidated and combined financial statements, which constitutes an event of default under the Senior Credit Facility. Upon this event of default, under the Senior Credit Facility, the lender may, but is not required to, declare all or any portion of the unpaid principal amount of the Senior Credit Facility, including interest accrued and unpaid, to be immediately due and payable, and/or to increase the annual interest rate in effect by 3%. Consequently, amounts outstanding under the Senior Credit Facility as of December 31, 2020 have been classified as current liabilities in the consolidated and combined financial statements.

Emmis Convertible Promissory Note

On November 25, 2019, as part of the consideration owed to Emmis in connection with SG Broadcasting’s acquisition of a controlling interest in the Company, the Company issued to Emmis the Emmis Convertible Promissory Note in the amount of $5.0 million. The Emmis Convertible Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, or if no senior credit facility is outstanding, of 6.0%, plus an additional 1.0% on any payment of interest in kind and, without regard to whether the Company pays such interest in kind, an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. Because the Senior Credit Facility prohibits the Company from paying interest in cash on the Emmis Convertible Promissory Note, the Company accrues interest using the rate applicable for interest paid in kind. The Emmis Convertible Promissory Note is convertible, in whole or in part, into MediaCo Class A common stock at the option of Emmis beginning six months after issuance and at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion. The Emmis Convertible Promissory Note matures on November 25, 2024. On November 25, 2020, annual interest of $0.5 million was paid in kind and added to the principal balance outstanding. Consequently, the principal amount outstanding under the Emmis Convertible Promissory Note as of December 31, 2020 was $5.5 million.

SG Broadcasting Promissory Note and amendments thereto

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

On November 25, 2020, annual interest of $1.1 million was paid in kind and added to the principal balance outstanding. Consequently, the principal amount outstanding under the Second Amended and Restated SG Broadcasting Promissory Note as of December 31, 2020 was $21.1 million.

On September 30, 2020, SG Broadcasting loaned an additional $0.3 million to the Company pursuant to an additional SG Broadcasting Promissory Note (the “Additional SG Broadcasting Promissory Note”) for working capital purposes. The Additional SG Broadcasting Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, or if no senior credit facility is outstanding, of 6.0%, and an additional increase of 1.0% following the second anniversary of the date of issuance of the Second Amended and Restated SG Promissory Note and additional increases of 1.0% following each successive anniversary of the Second Amended and Restated SG Promissory Note thereafter. The Additional SG Broadcasting Promissory Note matures on May 25, 2025. Additionally, interest under the Additional SG Broadcasting Promissory Note is payable in kind through maturity, and is convertible into MediaCo Class A common stock at the option of SG Broadcasting at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion. However, the Additional SG Broadcasting Promissory Note contains a limitation on conversion of the outstanding principal and any accrued but unpaid interest thereunder into shares of the Class A Common Stock, par value $0.01 per share (the “Class A Stock”), of the Company, such that the maximum number of shares of Class A Stock to be issued in connection with the conversion of the Additional SG Broadcasting Promissory Note shall not, without the prior approval of the shareholders of the Company, (i) exceed a number of shares equal to 19.9% of the outstanding shares of common stock of the Company immediately prior to September 30, 2020, (ii) exceed a number of shares that would evidence voting power greater than 19.9% of the combined voting power of the outstanding voting securities of the Company immediately prior to September 30, 2020, or (iii) otherwise exceed such number of shares of capital stock of the Company that would violate applicable listing rules of the Nasdaq Stock Market (“Nasdaq”), in each of subsections (i) through (iii), only to the extent required by applicable Nasdaq rules and guidance (the “Share Cap”). In the event the number of shares of Class A Stock to be issued upon conversion of the Additional SG Broadcasting Promissory Note exceeds the Share Cap, then the portions of the Additional SG Broadcasting Promissory Note that would result in the issuance of any excess shares shall cease being convertible, and the Company shall instead either (x) repay such portions of the Additional SG Broadcasting Promissory Note in cash or (y) obtain shareholder approval of the issuance of shares of Class A Stock in excess of the Share Cap prior to the issuance thereof.

Based on amounts outstanding at December 31, 2020, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

Year ended December 31,	Senior Credit Facility	Emmis Notes	SG Broadcasting Notes	Total
2021	70,972	—	—	70,972
2022	—	—	—	-
2023	—	—	—	-
2024	—	5,535	—	5,535
2025	—	—	21,400	21,400
Total	$70,972	$5,535	$21,400	$97,907

7. FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

The Company has no financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019 or 2020.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis including those described in Note 10, Intangible Assets and Goodwill, and are adjusted to fair value only when the carrying values are more than the fair values, and those described in Note 8, Acquisition, whereby assets and liabilities acquired as part of an acquisition are measured at fair value on the date of the acquisition. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 10 and Note 8 for more discussion).

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

- Senior Credit Facility : As of December 31, 2020, the fair value and carrying value, excluding original issue discount, of the Company’s Senior Credit Facility debt was $71.0 million. This debt is not actively traded and is considered a Level 3 instrument. The Company believes the current carrying value of this debt approximates its fair value.

- Other long-term debt : The Emmis Promissory Note and SG Broadcasting Note are not actively traded and are considered Level 3 instruments. The Company believes the current carrying value of this debt approximates its fair value.

8. ACQUISITION

On December 9, 2019, the Company’s Board approved the assumption from an affiliate of SG Broadcasting of an agreement to purchase FMG Valdosta, LLC and FMG Kentucky, LLC from Fairway Outdoor Advertising Group, LLC for a purchase price of $43.1 million, subject to customary working capital adjustments. Closing of the transaction occurred on December 13, 2019. FMG Valdosta, LLC and FMG Kentucky, LLC are outdoor advertising businesses that operate advertising displays principally across Kentucky, West Virginia, Florida and Georgia. Fees and expenses associated with the transaction were $1.2 million, which are included in corporate expenses in the consolidated and combined statement of operations. The acquisition was funded through $23.4 million of additional borrowings under the Senior Credit Facility as described in Note 6, which were net of a debt discount of $0.8 million, resulting in $22.6 million of proceeds. The remainder was financed by SG Broadcasting through $22.0 million of newly-issued Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock

pays an in-kind dividend equal to the rate on the existing SG Broadcasting Promissory Note described in Note 6, is convertible into MediaCo Class A common stock on the same terms as the SG Broadcasting Promissory Note, and is redeemable at the option of the holder five years and six months after issuance. The Company believes this is a highly-scalable business model with attractive operative leverage.

As of December 31, 2020, our fair value allocation of the assets acquired and liabilities assumed from Fairway is considered final. A number of purchase price allocation adjustments were made in the year ended December 31, 2020, which resulted in an increase to goodwill of $1.7 million. The Company believes there are growth opportunities in the billboard business, including organic growth and potential acquisitions, that could rapidly scale the business. The allocations presented in the table below are based upon management’s estimate of the fair value using valuation techniques including income, cost and market approaches. The most significant asset acquired, property, plant and equipment, was valued using the cost approach. The purchase price allocation was as follows:

Cash consideration	$43,108
Due from Seller	(106)
Total Consideration	$43,002

Accounts receivable	$1,521
Other current assets	133
Property, plant and equipment	28,638
Operating lease, right-of-use assets	15,376
Goodwill	13,102
Intangibles (Note 10)	3,639
Deferred tax asset	1,028
Other assets	15
Assets Acquired	$63,452
Accounts payable and accrued expenses	$730
Current portion of operating lease liabilities	877
Operating lease liabilities, less current portion	12,320
Asset retirement obligations (Note 11)	5,618
Deferred revenue	753
Other noncurrent liabilities	152
Liabilities Assumed	$20,450
Net Assets Acquired	$43,002

The Fairway Acquisition was accounted for under the acquisition method of accounting, and, accordingly, the accompanying consolidated and combined financial statements include the results of operations of each acquired entity from the date of acquisition. The revenues and operating income contributed to MediaCo by the acquired businesses for the period December 13, 2019 to December 31, 2019 were $0.7 million and $0.2 million, respectively. The operating income is exclusive of acquisition costs of $1.2 million that are included in “All Other” in Note 14.

The following unaudited pro forma financial information for the Company gives effect to the acquisitions as if they had occurred on March 1, 2019. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

Ten Months Ended December 31, 2019 (unaudited)
Net revenues	$51,869
Net income attributable to common shareholders	1,042

Goodwill of $13.1 million was recognized as a result of the purchase which represented the excess of the purchase price over the identifiable acquired assets, $10.8 million of which is deductible for tax purposes. The goodwill acquired is assigned to the outdoor advertising segment.

9. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office space, tower space, the land on which some outdoor advertising structures are erected, equipment and automobiles expiring at various dates through October 2049. Some leases have options to extend and some have options to terminate. Beginning March 1, 2019, operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities in our consolidated balance sheets.

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

Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. Variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time, are expensed in the period in which the obligation for these payments was incurred. Variable lease expense recognized in the year ended December 31, 2020, was not material.

We elected not to apply the recognition requirements of ASC 842, “Leases,” to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, we recognized lease payments in the consolidated and combined statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized in the year ended December 31, 2020, was not material.

The impact of operating leases to our consolidated and combined financial statements was as follows:

Year Ended December 31,
2020
Lease Cost
Operating lease cost	$4,986
Other Information
Operating cash flows from operating leases	5,020
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted average remaining lease term - operating leases (in years)	9.0
Weighted average discount rate - operating leases	9.1%

As of December 31, 2020, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ending December 31,
2021	$5,293
2022	5,192
2023	4,218
2024	2,808
2025	2,802
After 2025	16,106
Total lease payments	36,419
Less imputed interest	12,670
Total recorded lease liabilities	$23,749

Our outdoor advertising business generates lessor revenue derived from operating leases accounted for under ASC 842, “Leases.” Minimum fixed lease consideration under non-cancelable operating leases for each of the next five years and thereafter, excluding variable lease consideration, as of December 31, 2020, is as follows:

Year ending December 31,
2021	$6,547
2022	41
2023	—
2024	—
2025	—
After 2025	—

10. INTANGIBLE ASSETS AND GOODWILL

As of December 31, 2019 and 2020, intangible assets consisted of the following:

	As of December 31, 2019	As of December 31, 2020
Indefinite-lived intangible assets:
FCC Licenses	$63,266	$63,266
Trade Name	730	733
Goodwill	11,424	13,102
Definite-lived intangible assets:
Programming Contract	514	220
Customer List	3,015	1,896
Total	$78,949	$79,217

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

Impairment Testing

The Company generally performs its annual impairment review of indefinite-lived intangibles as of October 1 each year. In the ten months ended December 31, 2019, the Company performed the analysis of the FCC licenses as of November 25, the date of the transfer of the stations from Emmis to MediaCo. At the time of each impairment review, if the fair value of the indefinite-lived intangible is less than its carrying value, a charge is recorded to results of operations. When indicators of impairment are present, the Company will perform an interim impairment test. We will perform additional interim impairment assessments whenever triggering events suggest such testing for the recoverability of these assets is warranted. During the ten-month period ended December 31, 2019 and the year ended December 31, 2020, the Company did not record any impairment losses.

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

	November 25, 2019	October 1, 2020
Discount Rate	11.9%	12.4%
Long-term Revenue Growth Rate	-0.6%	1.0%
Mature Market Share	9.0%	9.4%
Operating Profit Margin	22.7-26.7%	26.6-29.5%

As of both December 31, 2019 and December 31 2020, the carrying amount of the Company’s FCC licenses was $63.3 million.

Valuation of Trade Name

As a result of the Fairway Acquisition, the Company acquired the trade name ‘Fairway’. The trade name is well known in the industry and is being retained for continued market use following the acquisition. This trade name favorably factors into customer purchasing decisions. For the purchase price allocation, the trade name was valued using the relief from royalty method. This method is based on what a company would be willing to pay for a royalty in order to exploit the related benefits of the trade name. The value of the trade name is determined by discounting the inherent after-tax royalty savings associated with ownership or possession of the trade name. The valuation assigned to the trade name as a result of the purchase price accounting is $0.7 million. We assess the trade name annually for impairment on October 1 of each year. We utilized the relief from royalty method to perform our annual impairment assessment. There was no impairment recognized for the year ended December 31, 2020.

Valuation of Goodwill

As a result of the Fairway Acquisition discussed in Note 8, the Company has recorded $13.1 million of goodwill. This accounts for all goodwill on the consolidated balance sheet as of December 31, 2020. The Fairway Acquisition closed on December 13, 2019 and all assets acquired and liabilities assumed were valued as of that date, resulting in a goodwill valuation of $13.1 million. ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. Under ASC 350 we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual quantitative goodwill impairment test. Given the macroeconomic environment as a result of the COVID-19 pandemic we have elected not to perform the qualitative assessment. When performing a quantitative assessment for impairment, the Company uses a market approach to determine the fair value of the reporting unit. Management determines the fair value for the reporting unit by multiplying the cash flows of the reporting unit by an estimated market multiple. Management believes this methodology for valuing outdoor advertising businesses is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons, analyst reports, and market transactions. To corroborate the fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the Company recognizes an impairment charge equal to the difference in the statement of operations.

Definite-lived Intangibles

The following table presents the weighted-average remaining useful life at December 31, 2020 and gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at December 31, 2019 and 2020:

		As of December 31, 2019			As of December 31, 2020
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Programming Contract	0.8	$2,154	$1,640	$514	$2,154	$1,934	$220
Customer List	2.0	3,030	15	3,015	2,906	1,010	1,896

The customer list was acquired as part of the Fairway Acquisition on December 13, 2019 and was valued as part of the purchase price allocation performed at closing. Customer relationships represent a source of repeat business. The information contained in such relationships usually includes the preferences of the customer, the buying patterns of the customer, and the history of purchases that have been made by the customer. In calculating the value of Fairway Outdoors’ customer relationships, we employed the multiperiod excess earnings method of the income approach, which estimates value based on the present value of future economic benefits. This methodology resulted in a valuation of $2.9 million. A useful life of three years has been assigned to the customer list.

Total amortization expense from definite-lived intangibles for the ten-month period ended December 31, 2019, and the year ended December 31, 2020, was $0.3 million and $1.3 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding years for definite-lived intangibles:

Year ended December 31,	Expected Amortization Expense
2021	$1,189
2022	927
2023	—
2024	—
2025	—

11. ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations.

Balance at December 31, 2019	$5,623
Purchase price allocation adjustment	29
Accretion expense	726
Liabilities settled	(62)
Balance at December 31, 2020	$6,316

12. OTHER COMMITMENTS AND CONTINGENCIES

a. Commitments

In addition to the lease payments described in Note 9, the Company has various commitments under the following types of material contracts: (i) Management Agreement with Emmis (Note 15) and (ii) other contracts with annual commitments (including payouts to former management of Fairway Outdoor) at December 31, 2020 as follows:

Year ending December 31,	Management Agreement	Other Contracts	Total
2021	$625	$981	$1,606
2022	—	581	581
2023	—	12	12
2024	—	—	—
2025	—	—	—
Thereafter	—	—	—
Total	$625	$1,574	$2,199

The initial term of the management agreement with Emmis runs until November 25, 2021, however, MediaCo can terminate the agreement, without penalty, with six months’ notice. Notice had not been given as of December 31, 2020 and therefore the amount shown in the table above represents the fee that would be due for that six month period.

As of December 31, 2020, WQHT-FM and WBLS-FM leased their employees from Emmis’ wholly owned subsidiary, Emmis Operating Company under an employee leasing arrangement. Effective January 1, 2021, the Employee Leasing Agreement was terminated, and the Company hired all of the leased employees and assumed the employment and collective bargaining agreements related to leased employees. The Company has assumed employment contracts totaling $2.9 million over the next three calendar years.

b. Litigation

From time to time, our stations are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

13. INCOME TAXES

The provision for income taxes for the ten months ended December 31, 2019, and year ended December 31, 2020 consisted of the following:

	For the ten months ended December 31, 2019	For the year ended December 31, 2020
Current:
Federal	$187	$—
State	124	—
Total current	311	—
Deferred:
Federal	522	10,146
State	689	5,415
Total deferred	1,211	15,561
Provision for income taxes	$1,522	$15,561

The provision for income taxes for the ten-month period ended December 31, 2019, and the year ended December 31, 2020 and differs from that computed at the Federal statutory corporate tax rate as follows:

	For the ten months ended December 31, 2019	For the year ended December 31, 2020
Federal statutory income tax rate	21%	21%
Computed income tax provision at federal statutory rate	$729	$(2,350)
State income tax	265	5,415
State tax rate change	549	—
Entertainment disallowance	20	4
Valuation allowance	—	12,460
Other	(41)	32
Provision for income taxes	$1,522	$15,561

The final determination of our income tax liability may be materially different from our income tax provision. Significant judgment is required in determining our provision for income taxes. Our calculation of the provision for income taxes is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. In addition, our income tax returns are subject to periodic examination by the Internal Revenue Service and other taxing authorities. As of December 31, 2020, the Company had no open income tax examinations.

The components of deferred tax assets and deferred tax liabilities at December 31, 2019, and December 31, 2020, were as follows:

	As of December 31, 2019	As of December 31, 2020
Deferred tax assets:
Intangible assets	$15,200	$14,427
Lease liability	7,843	7,125
Interest deduction carryforward	—	2,219
Stock compensation	—	39
Net operating losses	6,013	8,009
Other	252	285
Valuation allowance	—	(18,795)
Total deferred tax assets	29,308	13,309
Deferred tax liabilities
Indefinite-lived intangible assets	(4,818)	(5,939)
Right of use asset	(7,902)	(7,186)
Property and equipment	(2,725)	(1,895)
Total deferred tax liabilities	(15,445)	(15,020)
Net deferred tax liabilities	$13,863	$(1,711)

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset (“DTA”) will not be realized. The Company has considered future taxable income and ongoing prudent and feasible tax-planning strategies in assessing the need for the valuation allowance. During 2020, as a result of a sharp deterioration of business activity related to the COVID-19 pandemic, the Company concluded that it was more likely than not that it would be unable to realize its deferred tax assets and recorded an $18.8 million valuation allowance against these assets.

The Company records certain deferred tax liabilities (“DTLs”) related to indefinite lived intangibles that are not expected to reverse during the carry-forward period. These DTLs can be considered a source of future taxable income to support realization of net operating losses (“NOLs”) that do not expire and DTAs that upon reversal would give rise to NOLs that do not expire. With this consideration, the total valuation allowance recorded at December 31, 2020 was $18.8 million, resulting in a net $1.7 million DTL on the balance sheet.

The Company has federal net operating losses (“NOLs”) of $33.3 million and state NOLs of $16.7 million available to offset future taxable income. The federal and certain state net operating loss carryforwards do not expire, and the remaining state net operating loss carryforwards begin expiring in the year ending December 2039.

Accounting Standards Codification paragraph 740-10 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of December 31, 2020, the Company has no uncertain tax positions.

14. SEGMENT INFORMATION

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

Year Ended December 31, 2020	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$26,020	$13,241	$—	$39,261
Operating expenses excluding depreciation and amortization expense	22,827	9,517	—	32,344
Corporate expenses excluding depreciation and amortization expense	—	—	4,338	4,338
Depreciation and amortization	893	3,188	—	4,081
Loss on disposal of assets	—	197	—	197
Operating income (loss)	$2,300	$339	$(4,338)	$(1,699)

Ten Months Ended December 31, 2019	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$40,041	$759	$—	$40,800
Operating expenses excluding depreciation and amortization expense	30,751	375	—	31,126
Corporate expenses excluding depreciation and amortization expense	—	—	4,303	4,303
Depreciation and amortization	980	100	—	1,080
Operating income (loss)	$8,310	$284	$(4,303)	$4,291

Total Assets	Radio	Outdoor Advertising	Consolidated
As of December 31, 2019	$102,921	$64,245	$167,166
As of December 31, 2020	84,219	62,132	146,351

15. RELATED PARTY TRANSACTIONS

Corporate Overhead and Share-Based Compensation

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

Transaction Agreement with Emmis and SG Broadcasting

On June 28, 2019, MediaCo entered into a Contribution and Distribution Agreement with Emmis and SG Broadcasting, pursuant to which (i) Emmis contributed the assets of its radio stations WQHT-FM and WBLS-FM, in exchange for $91.5 million in cash, a $5.0 million note and 23.72% of the common stock of MediaCo, (ii) Standard General purchased 76.28% of the common stock of MediaCo, and (iii) the common stock of MediaCo received by Emmis was distributed pro rata in a taxable dividend to Emmis’ shareholders on January 17, 2020. The common stock of MediaCo acquired by Standard General is entitled to ten votes per share and the common stock acquired by Emmis and distributed to Emmis’ shareholders is entitled to one vote per share. The sale closed on November 25, 2019, at which time MediaCo and Emmis also entered into a management agreement (the “Management Agreement”), an employee leasing agreement (the “Employee Leasing Agreement”) and certain other ancillary agreements. The Management Agreement with Emmis Operating Company is for an initial term of two years (cancellable by MediaCo after 18 months) under which Emmis provides various services to us, including accounting, human resources, information technology, legal, public reporting and tax. We pay Emmis an annual fee of $1.3 million in equal monthly installments for these services, plus reimbursement of certain expenses directly related to our operations. For the year ended December 31, 2020, MediaCo recorded $1.3 million of management fee expense which is included in corporate expenses in the accompanying consolidated and combined statements of operations. $0.1 million of this amount was unpaid as of December 31, 2020 and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Under the Employee Leasing Agreement, the employees of the Stations will remain employees of Emmis and we will reimburse Emmis for the cost of these employees, including health and benefit costs. The initial term of the Employee Leasing Agreement lasted through December 31, 2020. Effective January 1, 2021, the Employee Leasing Agreement was terminated, and the Company hired all of the leased employees and assumed the employment and collective bargaining agreements related to leased employees. The Employee Leasing Agreement was terminated at the expiration of the initial term, so no early termination penalties were incurred. Expense related to the Employee Leasing Agreement was $9.6 million for the year ended December 31, 2020. This expense is recognized in operating expenses excluding depreciation and amortization in the consolidated and combined statements of operations. No amount remains unpaid as of December 31, 2020.

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

On November 25, 2020, annual interest of $0.5 million and $1.1 million was paid in kind and added to the principal balances of the Emmis Convertible Promissory Note and the SG Broadcasting Promissory Note, respectively. Consequently, the principal amount outstanding under the Emmis Convertible Promissory Note and SG Broadcasting Promissory Note as of December 31, 2020 was $5.5 million and $21.2 million, respectively.

The Company recognized interest expense of $0.5 million and $1.3 million related to the Emmis Convertible Promissory Note and the SG Broadcasting Promissory Notes, respectively. The terms of these notes are described in Note 6.

Convertible Preferred Stock

On December 13, 2019, in connection with the Fairway Acquisition, the Company issued to SG Broadcasting 220,000 shares of MediaCo Series A Convertible Preferred Stock. Dividends on Series A Convertible Preferred Stock held by SG Broadcasting were $2.1 million for the year ended December 31, 2020. On December 13, 2020 $2.1 million of dividends were paid in kind. The payment in kind increased the accrued value of the preferred stock and no additional shares were issued as part of this payment. As of December 31, 2020, unpaid cumulative dividends were $0.1 million, and included in the balance of preferred stock in the accompanying consolidated balance sheets. See Note 3 for a description of the Preferred Stock.

Loan Proceeds Participation Agreement

On April 22, 2020, MediaCo and Emmis entered into a certain Loan Proceeds Participation Agreement (the “LPPA”) pursuant to which (i) Emmis agreed to use certain of the proceeds of the loan Emmis received pursuant to the Paycheck Protection Program (“PPP”) under Division A, Title I of the CARES Act to pay certain wages of employees leased to MediaCo pursuant to the Employee Leasing Agreement, between Emmis and MediaCo (ii) Emmis agreed to waive up to $1.5 million in reimbursement obligations of MediaCo to Emmis under the Employee Leasing Agreement to the extent that the PPP Loan is forgiven, and (iii) MediaCo agreed to promptly pay Emmis an amount equal to 31.56% of the amount of the PPP Loan, if any, that Emmis is required to repay, up to the amount of the reimbursement obligations forgiven under (ii) above. Standard General L.P., on behalf of all of the funds for which it serves as an investment advisor, agreed to guaranty MediaCo’s obligations under the LPPA. As of the date of these financial statements, Emmis believes that the loan will be forgiven as Emmis believes it has spent the proceeds on qualifying expenditures. Accordingly, $1.5 million of leased employee expense was waived by Emmis during the year ended December 31, 2020.

Management Agreement for Billboards LLC

On August 11, 2020, the board of directors of the Company unanimously authorized the entry into a certain Management Agreement (the “Billboard Agreement”) between Fairway Outdoor LLC (a subsidiary of the Company, “Fairway”) and Billboards LLC (an affiliate of Standard General, “Billboards”). Under the Billboard Agreement, Fairway will manage the billboard business of Billboards in exchange for payments of $25,000 per quarter and reimbursement of all out-of-pocket expenses incurred by Fairway in the performance of its duties under the Billboard Agreement. The Billboard Agreement has an effective date of August 1, 2020, has a term of three years, and has customary provisions on limitation of liability and indemnification. $42 thousand of income was recognized in the year ended December 31, 2020 in relation to the Billboard Agreement, all of which was outstanding as of December 31, 2020. Additionally, Fairway incurred $0.2 million of out-of-pocket expenses for the period, none of which has been reimbursed as of December 31, 2020.

16. SUBSEQUENT EVENTS

On November 25, 2019, MediaCo entered into an Employee Leasing Agreement by and between Emmis and the Company. Pursuant to the Employee Leasing Agreement, the Company leased from EOC personnel at radio stations WBLS-FM and WQHT-FM to perform services for the Company consistent with each leased employees’ past practices at the Radio Stations. Effective January 1, 2021, the Employee Leasing Agreement was terminated, and the Company hired all of the leased employees and assumed the employment and collective bargaining agreements related to leased employees. EOC serves as the manager of the Radio Stations and of the Company’s financial reporting, SEC compliance and similar obligations as a public company pursuant to a certain Management Agreement between the Company and EOC dated as of November 25, 2019. The Management Agreement remains in full force and effect. The Employee Leasing Agreement was terminated at the expiration of the initial term, so no early termination penalties were incurred.

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

Based upon the Controls Evaluation, our CEO and CFO concluded that as of December 31, 2020, our Disclosure Controls are effective to ensure that information relating to MediaCo Holding Inc. and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

The management of MediaCo Holding Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, MediaCo Holding Inc.’s principal executive and principal financial officers and effected by MediaCo Holding Inc.’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of MediaCo Holding Inc. are being made only in accordance with authorizations of management and directors of the Company; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of MediaCo Holding Inc.’s assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2020, based on the control criteria established in a report entitled Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that its internal control over financial reporting is effective as of December 31, 2020.

Jeffrey H. Smulyan   Chairman and Chief Executive Officer

Ryan A. Hornaday    Executive Vice President, Chief Financial Officer and Treasurer

ITEM 9B. OTHER INFORMATION

Effective March 30, 2021, the Company amended Section 2.1 of its Amended and Restated Code of By-Laws to expressly permit meetings of shareholders to be by held means of remote communications. Shareholder meetings may still also be held in person at the principal office of the Company or at such other place within or without the State of Indiana as may be fixed from time to time by the Board of Directors or the Chairman of the Board. A copy of the Amended and Restated Code of By-Laws, as amended through the date of this Annual Report on Form 10-K, is attached hereto as Exhibit 3.2.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the sections entitled “Corporate Governance – Compensation of Directors,” and “Executive Compensation” in the proxy statement for the Annual Meeting of Shareholders expected to be filed within 120 days after the end of the fiscal year to which this report applies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference from the section entitled “Security Ownership of Beneficial Owners and Management” in the proxy statement for the Annual Meeting of Shareholders expected to be filed within 120 days after the end of the fiscal year to which this report applies.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2020 Equity Compensation Plan as of December 31, 2020. Our shareholders have approved this plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Class A common stock
Equity Compensation Plans
Approved by Security Holders	102,617	$5.41	897,383
Equity Compensation Plans
Not Approved by Security Holders	—	—	—
Total	102,617	$5.41	897,383

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

Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of MediaCo Holding Inc., as amended.		10-KT	12/31/2019	3.1	3/27/2020
3.2	Amended and Restated Code of Bylaws of MediaCo Holding Inc.	X
4.1	Description of Capital Stock		10-KT	12/31/2019	4.1	3/27/2020
10.1	Employee Leasing Agreement, dated as of November 25, 2019, by and between Emmis Operating Company and MediaCo Holding Inc.*#		8-K		10.2	11/27/2019
10.2	Management Agreement, dated as of November 25, 2019, by and between Emmis Operating Company and MediaCo Holding Inc.*#		8-K		10.3	11/27/2019
10.3	Amended and Restated Promissory Note, dated as of February 28, 2020, by MediaCo Holding Inc. in favor of SG Broadcasting LLC.		8-K		10.1	3/2/2020
10.4	Amendment No. 1 to Amended and Restated Term Loan Agreement, dated as of February 28, 2020, by and among MediaCo Holding Inc., the other parties designated as borrowers thereto, the financial institutions from time to time party thereto, and GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent.		8-K		10.2	3/2/2020
10.5	Second Amended and Restated Promissory Note, dated as of March 27, 2020, by MediaCo Holding Inc. in favor of SG Broadcasting LLC.		10-KT	12/31/2019	10.19	3/27/2020
10.6	Amendment No. 2 to Amended and Restated Term Loan Agreement, dated as of March 27, 2020, by and among MediaCo Holding Inc., the other parties designated as borrowers thereto, the financial institutions from time to time party thereto, and GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent.		10-KT	12/31/2019	10.20	3/27/2020
10.7	Loan Proceeds Participation Agreement, dated April 22, 2020, between MediaCo Holding Inc. and Emmis Operating Company.		8-K		10.1	4/27/2020
10.8	Form of Restricted Stock Agreement under 2020 Equity Compensation Plan.		10-Q	6/30/2020	10.2	8/14/2020
10.9	Management Agreement, effective August 1, 2020, between Fairway Outdoor LLC and Billboards LLC.		10-Q	6/30/2020	10.3	8/14/2020
10.10	Amendment No. 3 to Amended and Restated Term Loan Agreement, dated as of August 28, 2020, by and among MediaCo Holding Inc., the other parties designated as borrowers thereto, the financial institutions from time to time party thereto, and GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent.		8-K		10.1	8/31/2020
21	Subsidiaries of MediaCo Holding Inc.	X
23	Consent of Independent Registered Public Accounting Firm	X
24	Powers of Attorney	X
31.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X

31.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

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

MEDIACO HOLDING INC.

Date: March 30, 2021	By:	/s/ Jeffrey H. Smulyan
Jeffrey H. Smulyan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE

Date: March 30, 2021	/s/ Jeffrey H. Smulyan	Chief Executive Officer and Director
	Jeffrey H. Smulyan	(Principal Executive Officer)

Date: March 30, 2021	/s/ Ryan A. Hornaday	Executive Vice President, Chief Financial Officer
	Ryan A. Hornaday	and Treasurer (Principal Financial Officer and
Principal Accounting Officer)

Date: March 30, 2021	/s/ Patrick M. Walsh	President and Director
Patrick M. Walsh

Date: March 30, 2021	/s/ J. Scott Enright	Executive Vice President, General Counsel and
	J. Scott Enright	Secretary and Director

Date: March 30, 2021	Andrew Glaze*	Director
Andrew Glaze

Date: March 30, 2021	Laura Lee*	Director
Laura Lee

Date: March 30, 2021	Mary Beth McAdaragh*	Director
Mary Beth McAdaragh

Date: March 30, 2021	Deborah McDermott*	Director
Deborah McDermott

*By:	/s/ J. Scott Enright
J. Scott Enright Attorney-in-Fact