Form 10-Q
period 2021-03-31
Mediaco Holding Inc.
filed 2021-05-24
CIK 1784254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of May 18, 2021, was:

2,437,550	Shares of Class A Common Stock, $.01 Par Value
5,413,197	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2021
NET REVENUES	$11,785	$9,743
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	9,457	7,761
Corporate expenses	1,165	1,641
Depreciation and amortization	1,027	981
Gain on disposal of assets	—	(6)
Total operating expenses	11,649	10,377
OPERATING INCOME (LOSS)	136	(634)
OTHER EXPENSE:
Interest expense	(2,238)	(2,538)
LOSS BEFORE INCOME TAXES	(2,102)	(3,172)
(BENEFIT) PROVISION FOR INCOME TAXES	(617)	81
CONSOLIDATED NET LOSS	(1,485)	(3,253)
PREFERRED STOCK DIVIDENDS	529	634
NET LOSS	$(2,014)	$(3,887)

Basic and diluted loss per share attributable to common shareholders	$(0.28)	$(0.55)
Basic and diluted weighted average number of common shares outstanding	7,084	7,115

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2020	March 31, 2021
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,171	$4,490
Accounts receivable, net	8,508	7,264
Prepaid expenses	1,247	1,648
Other current assets	1,274	1,059
Total current assets	15,200	14,461
PROPERTY AND EQUIPMENT, NET	27,650	27,086
INTANGIBLE ASSETS, NET	79,217	78,903
OTHER ASSETS:
Operating lease right of use assets	23,953	23,178
Deposits and other	331	290
Total other assets	24,284	23,468
Total assets	$146,351	$143,918
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,557	$2,207
Current maturities of long-term debt	1,836	2,754
Accrued salaries and commissions	709	647
Deferred revenue	1,535	1,750
Operating lease liabilities	3,573	3,503
Other current liabilities	549	1,740
Total current liabilities	10,759	12,601
LONG TERM DEBT, NET OF CURRENT	93,918	93,147
OPERATING LEASE LIABILITIES, NET OF CURRENT	20,176	19,305
ASSET RETIREMENT OBLIGATIONS	6,316	6,481
DEFERRED INCOME TAXES	1,711	1,792
OTHER NONCURRENT LIABILITIES	221	125
Total liabilities	133,101	133,451
COMMITMENTS AND CONTINGENCIES
SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK, $0.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED; 220,000 SHARES ISSUED AND OUTSTANDING	24,258	24,892
DEFICIT:
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 1,785,880 shares and 2,437,550 shares at December 31, 2020, and March 31, 2021, respectively	18	24
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 5,413,197 shares at December 31, 2020, and March 31, 2021	54	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	20,772	21,236
Accumulated deficit	(31,852)	(35,739)
Total deficit	(11,008)	(14,425)
Total liabilities and deficit	$146,351	$143,918

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2019	1,666,667	$17	5,359,753	$54	$20,644	$(2,951)	$17,764
Net loss	—	—	—	—	—	(1,485)	(1,485)
Adjustments related to distribution of common shares	16,596	—	53,444	—	—	—
Preferred stock dividends	—	—	—	—	—	(529)	(529)
BALANCE, MARCH 31, 2020	1,683,263	$17	5,413,197	$54	$20,644	$(4,965)	$15,750

BALANCE, DECEMBER 31, 2020	1,785,880	$18	5,413,197	$54	$20,772	$(31,852)	$(11,008)
Net loss	—	—	—	—	—	(3,253)	(3,253)
Issuance of class A to employees, officers and directors	651,670	6	—	—	464	—	470
Preferred stock dividends	—	—	—	—	—	(634)	(634)
BALANCE, MARCH 31, 2021	2,437,550	$24	5,413,197	$54	$21,236	$(35,739)	$(14,425)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2020	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,485)	$(3,253)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Depreciation and amortization	1,027	981
Amortization of debt discount	140	146
Noncash lease expense	631	775
Provision for bad debts	373	61
Accretion of asset retirement obligation	182	165
(Benefit) provision for deferred income taxes	(617)	81
Noncash compensation	—	634
Loss (gain) on sale of property and equipment	78	(6)
Changes in assets and liabilities -
Accounts receivable	335	1,183
Prepaid expenses and other current assets	909	(186)
Other assets	(44)	39
Accounts payable and accrued liabilities	(2,783)	(412)
Deferred revenue	(182)	215
Other liabilities	(127)	155
Net cash provided by (used in) operating activities	(1,563)	578
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(197)	(206)
Proceeds from the sale of property and equipment	—	111
Net cash used in investing activities	(197)	(95)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(918)	—
Proceeds from long-term debt	5,181	—
Payments for debt-related costs	(181)	—
Settlement of tax withholding obligations	—	(164)
Net cash provided by (used in) financing activities	4,082	(164)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,322	319
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	2,083	4,171
End of period	$4,405	$4,490
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,148	$1,157

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)

March 31, 2021

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization

MediaCo Holding Inc. (“MediaCo” or the “Company”) is an Indiana corporation formed in 2019, focused on radio and outdoor advertising.

Our assets consist of two radio stations, WQHT-FM and WBLS-FM, which serve the New York City metropolitan area, as well as approximately 3,500 outdoor advertising displays in the Southeast (Valdosta) region and Mid-Atlantic (Kentucky) region of the United States. We derive our revenues primarily from radio and outdoor advertising sales, but we also generate revenues from events, including sponsorships and ticket sales.

Unless the context otherwise requires, references to “we”, “us” and “our” refer to MediaCo and its subsidiaries.

Basis of presentation

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring adjustments) have been included.

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

The Company has certain assets that are measured at fair value on a non-recurring basis under circumstances and events that include those described in Note 3, Intangible Assets, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 3 for more discussion).

The Company’s long-term debt is not actively traded and is considered a Level 3 measurement. The Company believes the current carrying value of its long-term debt approximates its fair value.

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

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Due to the uncertain future impacts of the COVID-19 pandemic and the related economic disruptions, actual results could differ from those estimates particularly as it relates to estimates reliant on forecasts and other assumptions reasonably available to the Company. The extent to which the COVID-19 pandemic and related economic disruptions impact the Company’s business and financial results will depend on future developments including, but not limited to: (i) the continued spread, duration and severity of the COVID-19 pandemic, (ii) the occurrence, spread, duration and severity of any subsequent wave or waves of outbreaks after the initial outbreak has subsided, (iii) the actions taken by the U.S. and foreign governments to contain the COVID-19 pandemic, address its impact or respond to the reduction in global and local economic activity, (iv) the occurrence, duration and severity of a global, regional or national recession, depression or other sustained adverse market event, and (v) how quickly and to what extent normal economic and operating conditions can resume. The accounting matters assessed included, but were not limited to, allowance for doubtful accounts, our ability to realize our deferred tax assets, and the carrying value of goodwill, FCC licenses and other long-lived assets.

As discussed in Note 7, during the year ended December 31, 2020, as a result of a sharp deterioration of business activity related to the COVID-19 pandemic, the Company determined that it was more likely than not that it would be unable to realize its deferred tax assets and recorded a $18.8 million valuation allowance against these assets through an increase to our provision for income taxes. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material changes to the estimates and material impacts to the Company’s condensed consolidated financial statements in future reporting periods.

Per Share Data

Our basic and diluted net loss per share is computed using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses. Shares of Series A preferred stock include rights to participate in dividends and distributions to common stockholders on an if-converted basis, and accordingly are considered participating securities. During periods of undistributed losses however, no effect is given to our participating securities since they are not contractually obligated to share in the losses. We did not have any participating securities for the three-month period ended March 31, 2020, as the preferred stock only became convertible to common stock on May 25, 2020. The following is a reconciliation of basic and diluted net loss per share attributable to Class A and Class B common shareholders:

	For the Three Months Ended March 31,
	2020	2021
Net loss	$(1,485)	$(3,253)
Preferred dividends	529	634
Net loss attributable to common shareholders	$(2,014)	$(3,887)
Basic and diluted weighted average Class A shares outstanding	1,680	1,702
Net loss per share attributable to Class A shareholders	$(0.28)	$(0.55)
Basic and diluted weighted average Class B shares outstanding	5,404	5,413
Net loss per share attributable to Class B shareholders	$(0.28)	$(0.55)

Because we have incurred a net loss for all periods where the Company had potentially dilutive securities, diluted net loss per common share is the same as basic net loss per common share. The following convertible equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive. There were no potentially dilutive shares for the three-month period ended March 31, 2020 as neither the convertible promissory notes issued to Emmis and SG Broadcasting described in Note 5, nor the Series A convertible preferred stock, were convertible until May 25, 2020. The Company did not issue any restricted stock awards until the three months ended September 30, 2020.

	For the Three Months Ended March 31,
	2020	2021
Convertible Emmis promissory note	$—	$2,126
Convertible Standard General promissory notes	—	8,219
Series A convertible preferred stock	—	9,560
Restricted stock awards	—	174
Total	$—	$20,079

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

Note 2. Share Based Payments

The amounts recorded as share based compensation expense consist of restricted stock awards issued to employees and directors. Awards to officers are typically made pursuant to employment agreements. Restricted stock awards are granted out of the Company’s 2020 Equity Compensation Plan.

The following table presents a summary of the Company’s restricted stock grants outstanding at March 31, 2021, and restricted stock activity during the three months ended March 31, 2021 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	102,617	$5.41
Granted	718,816	3.34
Vested	141,412	3.17
Grants outstanding, end of period	680,021	3.69

Recognized Non-Cash Compensation Expense

The following table summarizes stock-based compensation expense recognized by the Company during the three months ended March 31, 2020 and 2021. The Company did not recognize any tax benefits related to stock-based compensation during the periods presented below.

	For the Three Months Ended March 31,
	2020	2021
Operating expenses, excluding depreciation and amortization	$—	$259
Corporate expenses	—	375
Share-based compensation expense	$—	$634

As of March 31, 2021, there was $2.2 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.4 years.

Note 3. Intangible Assets

As of December 31, 2020 and March 31, 2021, intangible assets consisted of the following:

	As of December 31, 2020	As of March 31, 2021
Indefinite-lived intangible assets
FCC Licenses	$63,266	$63,266
Trade Name	733	733
Goodwill	13,102	13,102
Definite-lived intangible assets
Programming contract	220	147
Customer list	1,896	1,655
Total	$79,217	$78,903

Valuation of Indefinite-lived Broadcasting Licenses

In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s FCC licenses are considered indefinite-lived intangibles; therefore, they are not subject to amortization, but are tested for impairment at least annually as discussed below.

The carrying amounts of the Company’s FCC licenses were $63.3 million as of December 31, 2020 and March 31, 2021. Pursuant to our accounting policy, stations in a geographic market cluster are considered a single unit of accounting. The stations perform an annual impairment test of indefinite-lived intangibles as of October 1 of each year. When indicators of impairment are present, we will perform an interim impairment test. There have been no indicators of impairment since we performed our annual impairment assessment as of October 1, 2020 and therefore there has been no need to perform an interim impairment asset. Future impairment tests may result in additional impairment charges in subsequent periods.

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

Valuation of Goodwill

ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. Under ASC 350 we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual quantitative goodwill impairment test. Given the macroeconomic environment as a result of the COVID-19 pandemic we have elected not to perform the qualitative assessment. When performing a quantitative assessment for impairment, the Company uses a market approach to determine the fair value of the reporting unit. Management determines the fair value for the reporting unit by multiplying the cash flows of the reporting unit by an estimated market multiple. Management believes this methodology for valuing outdoor advertising businesses is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons, analyst reports, and market transactions. To corroborate the fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the Company recognizes an impairment charge equal to the difference in the statement of operations. All goodwill on the condensed consolidated balance sheets as of December 31, 2020 and March 31, 2021 is assigned to our Outdoor Advertising segment. While the COVID-19 pandemic has negatively affected our outdoor operations, as of March 31, 2021, we don’t believe the long-term value of the outdoor business, and thus the associated goodwill, has been impaired. The Company conducts its impairment test as of October 1 of each year, unless indications of impairment exist during an interim period.

Valuation of Trade Name

As a result of the purchase of our outdoor advertising segment, the Company acquired the trade name “Fairway”. The trade name is well known in the industry and is being retained for continued market use following the acquisition. This trade name favorably factors into customer purchasing decisions. For the purchase price allocation, the trade name was valued using the relief from royalty method. This method is based on what a company would be willing to pay for a royalty in order to exploit the related benefits of the trade name. The value of the trade name is determined by discounting the inherent after-tax royalty savings associated with ownership or possession of the trade name. The valuation assigned to the trade name as a result of the purchase price accounting was $0.7 million. The trade name is an indefinite-lived intangible asset based on our intention to renew it when legally required and to utilize it going forward. We assess the trade name annually for impairment as of October 1 of each year, unless indications of impairment exist during an interim period.

Definite-lived intangibles

The following table presents the weighted-average useful life at March 31, 2021, and the gross carrying amount and accumulated amortization for our definite-lived intangible assets at December 31, 2020, and March 31, 2021:

	As of December 31, 2020			As of March 31, 2021
	(in 000's, except years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Programming agreement	$2,154	$1,934	$220	$2,154	$2,007	$147	0.5
Customer list	2,906	1,010	1,896	2,906	1,251	1,655	1.7

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

Total amortization expense from definite-lived intangibles for the three-month periods ended March 31, 2020 and 2021 was $0.4 million and $0.3 million, respectively. The following table presents the Company's estimate of future amortization expense for definite-lived intangibles:

Year ending December 31,	Expected Amortization Expense
Remainder of 2021	$874
2022	928

Note 4. Revenue

The Company generates revenue from the sale of services including, but not limited to: (i) on-air commercial broadcast time, (ii) display advertising on outdoor structures, (iii) non-traditional revenues including event-related revenues and event sponsorship revenues, and (iv) digital advertising. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue. Substantially all deferred revenue is recognized within twelve months of the payment date. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Advertising revenues presented in the condensed consolidated financial statements are reflected on a net basis, after the deduction of advertising agency fees, usually at a rate of 15% of gross revenues.

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

Outdoor Advertising

Our outdoor advertising business has approximately 3,500 faces consisting of bulletins, posters and digital billboards. Bulletins are generally large, illuminated advertising structures that are located on major highways and target vehicular traffic. Posters are generally smaller advertising structures that are located on major traffic arteries and city streets and target vehicular and pedestrian traffic. Digital billboards are computer controlled LED displays where six to eight advertisers rotate continuously, each one having seven to ten seconds to display a static image. Digital billboards are generally located on major traffic arteries and streets. A substantial portion of this revenue is lessor revenue derived from operating leases accounted for under ASC 842, “Leases.” Rental revenue is recognized on a straight-line basis over the term of the respective lease.

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

Other

Other revenue includes barter revenue, network revenue, and production revenue. The Company provides advertising broadcast time in exchange for certain products and services, including on-air radio programming. These barter arrangements generally allow the Company to preempt such bartered broadcast time in favor of advertisers who purchase time for cash consideration. These barter arrangements are valued based upon the Company’s estimate of the fair value of the products and services received. Revenue is recognized on barter arrangements when we broadcast the advertisements. Advertisements delivered under barter arrangements are typically aired during the same period in which the products and services are consumed. The Company also sells certain remnant advertising inventory to third-parties for cash, and we refer to this as network revenue. The third-parties aggregate our remnant inventory with other broadcasters' remnant inventory for sale to third parties, generally to large national advertisers. This network revenue is recognized as we broadcast the advertisements. In connection with certain outdoor advertising arrangements, the customer may request that the Company produce the billboard wrap (commonly printed on a vinyl material) displaying the customer’s advertisement on our outdoor structure. This production revenue is recognized as the deliverable is made available to the customer or attached to our outdoor structure. Other revenue also includes the management fee received from Billboards LLC (See Note 11.)

Disaggregation of revenue

The following table presents the Company's revenues disaggregated by revenue source:

	For the Three Months Ended March 31,
	2020	% of Total	2021	% of Total
Revenue by Source:
Radio Advertising	$6,380	54.1%	$4,955	50.9%
Outdoor Advertising (1)	3,267	27.7%	2,972	30.5%
Nontraditional	168	1.4%	137	1.4%
Digital	674	5.7%	485	5.0%
Other	1,296	11.1%	1,194	12.2%
Total net revenues	$11,785		$9,743

(1) A substantial portion of this revenue is from lessor revenue derived from operating leases accounted for under ASC 842, “Leases.”

Note 5. Long Term Debt

Long-term debt was comprised of the following at December 31, 2020, and March 31, 2021:

	December 31, 2020	March 31, 2021
Senior credit facility	$70,972	$70,972
Notes payable to Emmis	5,535	5,535
Notes payable to SG Broadcasting	21,400	21,400
Less: Current maturities	(1,836)	(2,754)
Less: Unamortized original issue discount	(2,153)	(2,006)
Total long-term debt, net of current portion and debt discount	$93,918	$93,147

Senior secured term loan agreement

The Company has a five-year senior secured term loan agreement (the “Senior Credit Facility”) with GACP Finance Co., LLC, (“GACP”) a Delaware limited liability company, as administrative agent and collateral agent. The Senior Credit Facility bears interest at a rate equal to the London Interbank Offered Rate ("LIBOR"), plus 7.5%, with a 2.0% LIBOR floor. Prior to subsequent amendments discussed below, and in Note 12, Subsequent Event, the Senior Credit Facility required interest payments on the first business day of each calendar month, and quarterly payments on the principal in an amount equal to one and one quarter percent of the initial aggregate principal amount were due on the last day of each calendar quarter. At its inception, the Senior Credit Facility included covenants pertaining to, among other things, the ability to incur indebtedness, restrictions on the payment of dividends, minimum liquidity requirements, collateral maintenance, minimum Consolidated Fixed Charge Coverage Ratio of 1.10:1.00, and other customary restrictions.

As of March 31, 2021, a number of amendments had been entered into by the Company and GACP to modify, among other things, certain provisions relating to the repayment of the Term Loan (as defined in the Senior Credit Facility) such that no quarterly payments are required beginning with the fiscal quarter ending September 30, 2020 through and including the fiscal quarter ending June 30, 2021 and the testing of the Consolidated Fixed Charge Coverage Ratio (as defined in the Senior Credit Facility) is suspended through and including June 30, 2021. The Senior Credit Facility currently requires us to maintain Minimum Liquidity (as defined in the Senior Credit Facility) of $2.5 million until November 25, 2021, and $3.0 million for the period thereafter. In addition, the Senior Credit Facility includes a loan to value calculation, whereby the amount of debt outstanding thereunder is limited to a formula based on 60% of the fair value of the Company’s FCC licenses plus a multiple of the Company’s Billboard Cash Flow (as defined in the Senior Credit Facility).

There is $71.0 million outstanding and the Senior Credit Facility is carried net of a total unamortized discount of $2.0 million at March 31, 2021.

See Note 12, Subsequent Event, for a discussion of Amendment No. 4 to the Senior Credit Facility, executed on May 19, 2021.

Emmis Convertible Promissory Note

The Emmis Convertible Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, or if no senior credit facility is outstanding, of 6.0%, plus an additional 1.0% on any payment of interest in kind and, without regard to whether the Company pays such interest in kind, an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. Because the Senior Credit Facility prohibits the Company from paying interest in cash on the Emmis Convertible Promissory Note, the Company has been accruing interest since inception using the rate applicable if the interest will be paid in kind. The Emmis Convertible Promissory Note is convertible, in whole or in part, into MediaCo Class A common stock at the option of Emmis and at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion. The Emmis Convertible Promissory Note matures on November 25, 2024. As of March 31, 2021, the principal balance outstanding under the Emmis Convertible Promissory Note is $5.5 million.

Second Amended and Restated SG Broadcasting Promissory Note and Additional SG Broadcasting Promissory Note

The Second Amended and Restated SG Broadcasting Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, or if no senior credit facility is outstanding, of 6.0%, and an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. The Second Amended and Restated SG Broadcasting Promissory Note matures on May 25, 2025. Additionally, interest under the Second Amended SG Broadcasting Promissory Note is payable in kind through maturity, and is convertible into MediaCo Class A common stock at the option of SG Broadcasting at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion.

The Additional SG Broadcasting Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, or if no senior credit facility is outstanding, of 6.0%, and an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. The Additional SG Broadcasting Promissory Note matures on March 30, 2025. Additionally, interest under the Additional SG Broadcasting Promissory Note is payable in kind through maturity, and is convertible into MediaCo Class A common stock at the option of SG Broadcasting at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion.

As of March 31, 2021, there was a total of $21.4 million outstanding under the Second Amended and Restated SG Broadcasting Promissory Note and the Additional SG Broadcasting Promissory Note.

See Note 12, Subsequent Event, for discussion of an additional contribution from Standard General in the form of subordinated debt subsequent to March 31, 2021, on May 19, 2021.

Based on amounts outstanding at March 31, 2021, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

Year ended December 31,	Senior Credit Facility	Emmis Note	SG Broadcasting Notes	Total Payments
Remainder of 2021	$2,754	$—	$—	$2,754
2022	3,672	—	—	3,672
2023	3,672	—	—	3,672
2024	60,874	5,535	—	66,409
2025	—	—	21,400	21,400
Total	$70,972	$5,535	$21,400	$97,907

Note 6. Regulatory, Legal and Other Matters

From time to time, our stations are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

Note 7. Income Taxes

The effective tax rate for the three months ended March 31, 2020 and 2021 was (29)%, and 3% respectively. During the year ended December 31, 2020, as a result of a sharp deterioration of business activity related to the COVID-19 pandemic, the Company determined that it was more likely than not that it would be unable to realize its deferred tax assets and recorded a $18.8 million valuation allowance against these assets through an increase to our provision for income taxes. Our effective tax rate for the three months ended March 31, 2021 differs from the statutory tax rate due to the recognition of additional valuation allowance.

Note 8. Leases

We determine if an arrangement is a lease at inception. We have operating leases for office space, sites upon which advertising structures are built, tower space, equipment and automobiles expiring at various dates through October 2049. Some leases have options to extend and some have options to terminate. Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities in our condensed consolidated balance sheet.

Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate if it is readily determinable. Our lease terms may include options to extend or terminate the lease, which we treat as exercised when it is reasonably certain and there is a significant economic incentive to exercise that option. Our outdoor advertising segment treats evergreen leases as though they will be automatically renewed at the end of each term.

Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. Variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time, are expensed in the period in which the obligation for these payments was incurred. Variable lease expense recognized in the three months ended March 31, 2021 was not material.

We elected not to apply the recognition requirements of Accounting Standards Codification 842, “Leases”, to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, we recognized lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized in the three months ended March 31, 2021, was not material.

The impact of operating leases to our condensed consolidated financial statements was as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2021
Lease Cost
Operating lease cost	$1,248	$1,247
Other Information
Operating cash flows from operating leases	1,490	1,290
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—
Weighted average remaining lease term - operating leases (in years)	9.1	8.6
Weighted average discount rate - operating leases	10.5%	9.1%

As of March 31, 2021, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ending December 31,
Remainder of 2021	$4,019
2022	5,254
2023	4,270
2024	2,855
2025	2,847
After 2025	15,915
Total lease payments	35,160
Less imputed interest	12,352
Total recorded lease liabilities	$22,808

Our outdoor advertising business generates lessor revenue derived from operating leases accounted for under ASC 842, “Leases.” Minimum fixed lease consideration under non-cancelable operating leases for each of the next five years and thereafter, excluding variable lease consideration, as of March 31, 2021, is as follows:

Year ending December 31,
Remainder of 2021	$6,097
2022	1,231
2023	—
2024	—
2025	—
After 2025	—

Note 9. Asset Retirement Obligations

The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations.

Balance at December 31, 2020	$6,316
Accretion expense	165
Balance at March 31, 2021	$6,481

Note 10. Segment Information

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

The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2020, and in Note 1 to these condensed consolidated  financial statements, are applied consistently across segments.

Three Months Ended March 31, 2021	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$6,502	$3,241	$—	$9,743
Operating expenses excluding depreciation and amortization expense	5,291	2,470	—	7,761
Corporate expenses	—	—	1,641	1,641
Depreciation and amortization	191	790	—	981
Loss on disposal of assets	—	(6)	—	(6)
Operating income (loss)	$1,020	$(13)	$(1,641)	$(634)

Three Months Ended March 31, 2020	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$8,339	$3,446	$—	$11,785
Operating expenses excluding depreciation and amortization expense	6,931	2,526	—	9,457
Corporate expenses	—	—	1,165	1,165
Depreciation and amortization	249	778	—	1,027
Operating income (loss)	$1,159	$142	$(1,165)	$136

Total Assets	Radio	Outdoor Advertising	Consolidated
As of December 31, 2020	$84,219	$62,132	$146,351
As of March 31, 2021	81,812	62,106	143,918

Note 11. Related Party Transactions

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

For the three months ended March 31, 2020 and 2021, MediaCo recorded $0.3 million of management fee expense, which is included in corporate expenses in the accompanying condensed consolidated statements of operations. $0.1 million was unpaid as of March 31, 2021 and December 31, 2020 and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. Emmis has informed us that it does not intend to extend the Management Agreement beyond the initial term which expires in November 2021, but has not yet given formal notice to that effect.

Under the Employee Leasing Agreement, the employees of the Stations remained employees of Emmis and we reimbursed Emmis for the cost of these employees, including health and benefit costs. Expense related to the Employee Leasing Agreement, which is included in operating expenses, was $3.1 million for the three months ended March 31, 2020. No amount of expense related to the Employee Leasing Agreement remained unpaid as of December 31, 2020. Effective January 1, 2021, the Employee Leasing Agreement was terminated, and the Company hired all of the leased employees and assumed the employment and collective bargaining agreements related to leased employees. The Employee Leasing Agreement was terminated at the expiration of the initial term, so no early termination penalties were incurred.

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

On August 28, 2020, SG Broadcasting loaned an additional $8.7 million to the Company pursuant to the Second Amended and Restated SG Promissory Note for working capital purposes, bringing the total principal amount outstanding to $20.0 million.

On September 30, 2020, SG Broadcasting loaned an additional $0.3 million to the Company pursuant to the Additional SG Broadcasting Promissory Note for working capital purposes.

On November 25, 2020, annual interest of $0.5 million and $1.1 million was paid in kind and added to the principal balances of the Emmis Convertible Promissory Note and the SG Broadcasting Promissory Note, respectively. Consequently, the principal amount outstanding under the Emmis Convertible Promissory Note and the two SG Broadcasting Promissory Notes as of March 31, 2021 was $5.5 million and $21.4 million, respectively.

The Company recognized interest expense of $0.1 million related to the Emmis Convertible Promissory Note for the three months ended March 31, 2020 and March 31, 2021.

The Company recognized interest expense of $0.2 million and $0.5 million related to the SG Promissory Notes for the three months ended March 31, 2020 and March 31, 2021, respectively.

The terms of these notes are described in Note 5.

See Note 12, Subsequent Event, for discussion of an additional contribution from Standard General in the form of subordinated debt subsequent to March 31, 2021, on May 19, 2021.

Convertible Preferred Stock

On December 13, 2019, in connection with the purchase of our outdoor advertising segment, the Company issued to SG Broadcasting 220,000 shares of MediaCo Series A Convertible Preferred Stock.

MediaCo Series A Preferred Shares rank senior in preference to the MediaCo Class A common stock, MediaCo Class B common stock, and the MediaCo Class C common stock. Pursuant to the Articles of Amendment, the ability of the Company to make distributions with respect to, or make a liquidation payment on, any other class of capital stock in the Company designated to be junior to, or on parity with, the MediaCo Series A Preferred Shares, will be subject to certain restrictions, including that (i) the MediaCo Series A Preferred Shares shall be entitled to receive the amount of dividends per share that would be payable on the number of whole common shares of the Company into which each share of MediaCo Series A Preferred Share could be converted, and (ii) the MediaCo Series A Preferred Shares, upon any liquidation, dissolution or winding up of the Company, shall be entitled to a preference on the assets of the Company. Issued and outstanding shares of MediaCo Series A Preferred Shares shall accrue cumulative dividends, payable in kind, at an annual rate equal to the interest rate on any senior debt of the Company (see Note 5), or if no senior debt is outstanding, 6%, plus additional increases of 1% on December 12, 2020 and each anniversary thereof. The current rate in effect at March 31, 2021 is 10.5%.

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

On December 13, 2020, $2.1 million of dividends were paid in kind. The payment in kind increased the accrued value of the preferred stock and no additional shares were issued as part of this payment. Dividends on Series A Convertible Preferred Stock held by SG Broadcasting were $0.5 million and $0.6 million for the three months ended March 31, 2020 and 2021, respectively. As of December 31, 2020, and March 31, 2021, unpaid cumulative dividends were $0.1 million and $0.8 million, and included in the balance of preferred stock in the accompanying condensed consolidated balance sheets.

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

Management Agreement for Billboards LLC

On August 11, 2020, the board of directors of the Company unanimously authorized the entry into a certain Management Agreement (the “Billboard Agreement”) between Fairway Outdoor LLC (a subsidiary of the Company, “Fairway”) and Billboards LLC (an affiliate of Standard General, “Billboards”). Under the Billboard Agreement, Fairway will manage the billboard business of Billboards in exchange for payments of $25 thousand per quarter and reimbursement of all out-of-pocket expenses incurred by Fairway in the performance of its duties under the Billboard Agreement. The Billboard Agreement has an effective date of August 1, 2020, has a term of three years, and has customary provisions on limitation of liability and indemnification. $25 thousand of income was recognized in the three months ended March 31, 2021 in relation to the Billboard Agreement, all of which was outstanding as of March 31, 2021. Additionally, Fairway incurred $49 thousand of out-of-pocket expenses for the period, none of which has been reimbursed as of March 31, 2021.

Note 12. Subsequent Event

On May 19, 2021, the Company entered into Amendment No. 4 to its Senior Credit Facility. Under the terms of Amendment No. 4:

•

SG Broadcasting agreed to contribute up to $7.0 million to the Company in the form of subordinated debt, with $3.0 million contributed at closing, $1.0 million to be contributed by June 1, 2021, and up to an additional $3.0 million to be contributed through June 30, 2022, if necessary, to satisfy certain conditions described in Amendment No. 4;

•	the Company made a principal payment of $3.0 million to reduce borrowings outstanding under the Senior Credit Facility;
•	no quarterly scheduled principal payments are required through and including the quarter ending March 31, 2022;
•

the Minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Senior Credit Facility) was reduced to 1.00:1.00 from April 1, 2020 through and including December 31, 2022, with it increasing to 1.10:1.00 on and after January 1, 2023;

•

for purposes of calculating compliance with the Minimum Consolidated Fixed Charge Coverage Ratio, Consolidated EBITDA (as defined in the Senior Credit Facility) includes certain amounts contributed by SG Broadcasting in the form of subordinated debt or equity, including those described above;

•

for purposes of calculating the Company’s borrowing base under the Senior Credit Facility, the multiple applied to Billboard Cash Flow (as defined in the Senior Credit Facility) increased from 3.5 to 5.0 and the advance rate applied to the radio stations’ FCC licenses increased from 60% to 70%;

•

at any time the multiple applied to Billboard Cash Flow exceeds 3.5 or the advance rate applied to the radio stations’ FCC licenses exceeds 60%, an incremental annual interest rate of 1% applies and is paid in kind monthly;

•	certain specified events of default were waived; and
•	an amendment fee of $0.4 million was paid in cash.

Also on May 19, 2021, the Company issued to SG Broadcasting a subordinated convertible promissory note (the “May 2021 SG Broadcasting Promissory Note”), in return for which SG Broadcasting contributed $3.0 million to the Company to make the prepayment of Senior Credit Facility debt required under Amendment No. 4. Up to $7.0 million may be borrowed pursuant to the May 2021 SG Broadcasting Promissory Note.  The May 2021 SG Broadcasting Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, or if no senior credit facility is outstanding, of 6.0%, and an additional increase of 1.0% on November 25, 2021 and additional annual increases of 1.0% following each successive anniversary thereafter. The May 2021 SG Broadcasting Promissory Note matures on May 25, 2025 and interest is payable in kind through maturity. Subject to prior shareholder approval of the issuance of the shares, the May 2021 SG Broadcasting Promissory Note is convertible into MediaCo Class A common stock at the option of SG Broadcasting at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion.

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

For a more detailed discussion of these and other risk factors, see the Risk Factors section of our Annual Report on Form 10-K and the Risk Factors included in Exhibit 99.1 on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2021 and May 21, 2021, respectively. MediaCo does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

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

The following table summarizes the sources of our revenues for the three months ended March 31, 2020 and 2021. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations conduct in their local market. The category “Other” includes, among other items, revenues related to network revenues, production of billboard advertisements and barter.

	For the Three Months Ended March 31,
	2020	% of Total	2021	% of Total
Revenue by Source:
Radio Advertising	$6,380	54.1%	$4,955	50.9%
Outdoor Advertising (1)	3,267	27.7%	2,972	30.5%
Nontraditional	168	1.4%	137	1.4%
Digital	674	5.7%	485	5.0%
Other	1,296	11.1%	1,194	12.2%
Total net revenues	$11,785		$9,743

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

The results of our radio operations are solely dependent on the results of our stations in the New York market. Some of our competitors that operate larger station clusters in the New York market are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were down 8.7% for the three months ended March 31, 2021, as compared to the same period of the prior year. During this period, as measured by Miller Kaplan, revenues for our stations were down 21%. While our stations performed better than the New York market for both national and local advertising revenues during the quarter, we significantly underperformed the market in digital revenues.

As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, MediaCo’s long-term debt agreements substantially limit our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of or otherwise monetize assets when we believe it is appropriate to do so.

The Company has been actively monitoring the COVID-19 situation and its impact globally, as well as domestically and in the markets we serve. Our priority has been the safety of our employees, as well as the informational needs of the communities that we serve. Through the first few months of calendar 2020, the disease became widespread around the world, and on March 11, 2020, the World Health Organization declared a pandemic. In an effort to mitigate the continued spread of COVID-19, many federal, state and local governments mandated various restrictions, including travel restrictions, restrictions on non-essential businesses and services, restrictions on public gatherings and quarantining of people who may have been exposed to the virus. These restrictions, in turn, caused the United States economy to decline and businesses to cancel or reduce amounts spent on advertising, negatively impacting our advertising-based businesses. Furthermore, some of our advertisers have seen a material decline in their businesses and may not be able to pay amounts owed to us when they come due. If the spread of COVID-19 continues, or is suppressed but later reemerges, and public and private entities continue to implement restrictive measures, we expect that our results of operations, financial condition and cash flows will continue to be negatively affected, the extent to which is difficult to estimate at this time.

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

FCC Licenses

As of December 31, 2020 and March 31, 2021, we have recorded approximately $63.3 million in FCC licenses, which represents approximately 43% and 44%, respectively, of our total assets. We would not be able to operate our radio stations without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, each of our FCC licenses has been renewed at the end of its respective period, and we expect that each FCC license will continue to be renewed in the future. We consider our FCC licenses to be indefinite-lived intangibles.

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

We perform the annual impairment test of our FCC Licenses as of October 1 of each year and perform additional interim impairment testing whenever triggering events suggest such testing is warranted.

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

Valuation of Goodwill

ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. Under ASC 350 we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual quantitative goodwill impairment test. Given the macroeconomic environment as a result of the COVID-19 pandemic we have elected not to perform the qualitative assessment. When performing a quantitative assessment for impairment, the Company uses a market approach to determine the fair value of the reporting unit. Management determines the fair value for the reporting unit by multiplying the cash flows of the reporting unit by an estimated market multiple. Management believes this methodology for valuing outdoor advertising businesses is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons, analyst reports, and market transactions. To corroborate the fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the Company recognizes an impairment charge equal to the difference in the statement of operations. All goodwill on the condensed consolidated balance sheets as of December 31, 2020 and March 31, 2021 is assigned to our Outdoor Advertising segment. While the COVID-19 pandemic has negatively affected our outdoor operations, as of March 31, 2021, we don’t believe the long-term value of the outdoor business, and thus the associated goodwill, has been impaired. The Company conducts its impairment test as of October 1 of each fiscal year, unless indications of impairment exist during an interim period.

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

Results of Operations for the Three-Month Period Ended March 31, 2021, Compared to March 31, 2020

Net revenues:

	For the Three Months Ended March 31,
	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$8,339	$6,502	$(1,837)	(22.0)%
Outdoor Advertising	3,446	3,241	(205)	(5.9)%
Total net revenues	$11,785	$9,743	$(2,042)	(17.3)%

Net radio revenues decreased for the three-month period ended March 31, 2021 due to a decline in advertising revenues as a result of the ongoing COVID-19 pandemic, which didn’t meaningfully impact our revenues in the prior year until the second quarter.

We typically monitor the performance of our stations against the aggregate performance of the market in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for the New York radio market decreased 8.7% for the three-month period ended March 31, 2021, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were down 21.0% for the three-month period ended March 31, 2021, as compared to the same period of the prior year.

Outdoor advertising revenues also decreased for the three-month period ended March 31, 2021, attributable to the impact of the ongoing COVID-19 pandemic, which didn’t meaningfully impact our revenues in the prior year until the second quarter. Revenues in our outdoor advertising business have been less volatile than our radio business due to greater geographic diversification and longer duration advertising contracts with customers.

Operating expenses excluding depreciation and amortization expense:

	For the Three Months Ended March 31,
	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
Operating expenses excluding depreciation and amortization expense
Radio	$6,931	$5,291	$(1,640)	(23.7)%
Outdoor Advertising	2,526	2,470	(56)	(2.2)%
Total operating expenses excluding depreciation and amortization expense	$9,457	$7,761	$(1,696)	(17.9)%

Radio operating expenses excluding depreciation and amortization expense declined during the three-month period ended March 31, 2021 due to personnel and non-personnel cost reductions implemented in response to the decline in revenues caused by the COVID-19 pandemic.

Outdoor advertising operating expenses excluding depreciation and amortization are largely fixed in nature; however, we did implement expense reductions where possible in response to the decline in revenues caused by the pandemic.

Corporate expenses

	For the Three Months Ended March 31,
	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses	$1,165	$1,641	$476	40.9%

Corporate expenses increased during the three months ended March 31, 2021 due to noncash compensation expense associated with restricted stock issued during the quarter, coupled with an increase in professional fees. There were no equity awards outstanding in the three months ended March 31, 2020.

Depreciation and amortization:

	For the Three Months Ended March 31,
	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization
Radio	$249	$191	$(58)	(23.3)%
Outdoor Advertising	778	790	12	1.5%
Total depreciation and amortization	$1,027	$981	$(46)	(4.5)%

Radio depreciation and amortization expense decreased due to certain assets becoming fully depreciated in the prior year.

Operating income (loss):

	For the Three Months Ended March 31,
	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
Operating income
Radio	$1,159	$1,020	$(139)	(12.0)%
Outdoor Advertising	142	(13)	(155)	(109.2)%
All Other	(1,165)	(1,641)	(476)	40.9%
Total operating income (loss)	$136	$(634)	$(770)	(566.2)%

Radio and outdoor advertising operating income decreased in the three-month period ended March 31, 2021, due to the impact of the COVID-19 pandemic, which didn’t meaningfully affect the prior year’s results until the second quarter.

Interest expense

	For the Three Months Ended March 31,
	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(2,238)	$(2,538)	$(300)	13.4%

Interest expense increased for the three-month period ended March 31, 2021, due to an increase in debt outstanding from additional borrowings and interest paid in kind.

(Benefit) provision for income taxes:

	For the Three Months Ended March 31,
	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
(Benefit) provision for income taxes	$(617)	$81	$698	(113.1)%

Given the uncertainty in the economy due to the ongoing COVID-19 pandemic, particularly in the New York market, the Company concluded it could not reasonably estimate pre-tax income for the year ended December 31, 2021, so the Company is calculating its provision for income taxes on a discrete basis until there is greater clarity.

Consolidated net loss:

	For the Three Months Ended March 31,
	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net loss	$(2,014)	$(3,887)	$(1,873)	93.0%

Net income decreased for the three-month period ended March 31, 2021 primarily due to a decline in operating income, an increase in interest expense and an increase in the provision for income taxes, each as discussed above.

Liquidity and Capital Resources

At March 31, 2021, we had cash and cash equivalents of $4.5 million and net working capital of $1.9 million. At December 31, 2020, we had cash and cash equivalents of $4.2 million and net working capital of $4.4 million. The decrease in working capital is mostly due to a decrease in accounts receivable due to the seasonal nature of billings in our radio segment, an increase in accrued interest due to the timing of quarterly payments and an increase in current maturities of debt due to the timing of scheduled principal payments as of March 31, 2021.

Cash flows provided by operating activities were $0.6 million for the three months ended March 31, 2021 versus cash flows used in operating activities of $1.6 million for the three months ended March 31, 2020. The increase was mainly attributable to more efficient working capital management.

Cash flows used in investing activities were $0.2 million for the three months ended March 31, 2021, attributable to capital expenditures, and $0.1 million for the three months ended March 31, 2021, attributable to capital expenditures, net of proceeds from the sale of property and equipment.

Cash flows used in financing activities were $0.2 million for the three months ended March 31, 2021, attributable to the settlement of tax withholding obligations, versus cash flows provided by financing activities of $4.1 million for the three months ended March 31, 2020, primarily provided by $5.2 million of debt proceeds.

Our primary sources of liquidity are cash provided by operations and cash available through borrowings from Standard General. Our primary uses of capital have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements and acquisitions.

The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness.

Intangibles

As of March 31, 2021, approximately 44% of our total assets consisted of FCC broadcast licenses, the values of which depend significantly upon various factors including, among other things, market revenues, market growth rates and the operational results of our businesses. We would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, substantially all FCC licenses have been renewed at or after the end of their respective periods, and we expect that our FCC licenses will be renewed in the future.

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

Based upon the Controls Evaluation, our CEO and CFO concluded that as of March 31, 2021, our Disclosure Controls are effective to ensure that information relating to MediaCo Holding Inc. and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during the quarter ended March 31, 2021, the employees hired as a result of the termination of the Employee Leasing Agreement with Emmis were migrated to the payroll system utilized by our outdoor advertising segment.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Refer to Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In the opinion of management of the Company there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

Item 6.    Exhibits

(a)	Exhibits.

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit			Incorporated by Reference
Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of MediaCo Holding Inc., as amended		10-KT	12/31/2019	3.1	3/27/2020
3.2	Amended and Restated Code of Bylaws of MediaCo Holding Inc.		10-K	12/31/2020	3.2	3/30/2021
10.1	Amendment No. 4 and Waiver to Amended and Restated Term Loan Agreement, dated as of May 19, 2021, by and among MediaCo Holding Inc., the other parties designated as borrowers thereto, the financial institutions from time to time party thereto, and GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent.		8-K		10.1	5/21/2021
10.2	Unsecured Convertible Promissory Note, dated as of May 19, 2021, by MediaCo Holding Inc. in favor of SG Broadcasting LLC.		8-K		10.2	5/21/2021
31.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIACO HOLDING INC.

Date: May 24, 2021	By:	/s/ RYAN A. HORNADAY
Ryan A. Hornaday
Executive Vice President, Chief Financial Officer and
Treasurer