Form 10-Q
period 2021-06-30
Mediaco Holding Inc.
filed 2021-08-13
CIK 1784254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-39029

MEDIACO HOLDING INC.

(Exact name of registrant as specified in its charter)

Indiana

(State of incorporation or organization)

84-2427771

(I.R.S. Employer Identification No.)

395 HUDSON STREET, FLOOR 7

New york, new york 10014

(Address of principal executive offices)

(212) 229-9797

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of August 9, 2021, was:

3,019,518	Shares of Class A Common Stock, $.01 Par Value
5,413,197	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
NET REVENUES	$6,996	$14,376	$18,781	$24,119
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	6,484	7,818	15,863	15,579
Corporate expenses	932	1,845	2,097	3,486
Depreciation and amortization	1,163	978	2,190	1,959
Loss (gain) on disposal of assets	4	(72)	82	(78)
Total operating expenses	8,583	10,569	20,232	20,946
OPERATING (LOSS) INCOME	(1,587)	3,807	(1,451)	3,173
OTHER EXPENSE:
Interest expense	(2,279)	(2,701)	(4,517)	(5,239)
Loss on debt extinguishment	—	(81)	—	(81)
(LOSS) INCOME BEFORE INCOME TAXES	(3,866)	1,025	(5,968)	(2,147)
PROVISION FOR INCOME TAXES	14,493	82	13,876	163
CONSOLIDATED NET (LOSS) INCOME	(18,359)	943	(19,844)	(2,310)
PREFERRED STOCK DIVIDENDS	528	669	1,057	1,303
NET (LOSS) INCOME	$(18,887)	$274	$(20,901)	$(3,613)

Basic net (loss) income per share attributable to common shareholders	$(2.66)	$0.02	$(2.95)	$(0.51)
Basic weighted average number of common shares outstanding	7,096	7,187	7,090	7,151
Diluted net (loss) income per share attributable to common shareholders	$(2.66)	$0.02	$(2.95)	$(0.51)
Diluted weighted average number of common shares outstanding	7,096	7,366	7,090	7,151

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2020	June 30, 2021
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,171	$4,270
Accounts receivable, net	8,508	11,140
Prepaid expenses	1,247	1,553
Other current assets	1,274	1,664
Total current assets	15,200	18,627
PROPERTY AND EQUIPMENT, NET	27,650	27,483
INTANGIBLE ASSETS, NET	79,217	78,587
OTHER ASSETS:
Operating lease right of use assets	23,953	23,024
Deposits and other	331	331
Total other assets	24,284	23,355
Total assets	$146,351	$148,052
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,557	$2,641
Current maturities of long-term debt	1,836	918
Accrued salaries and commissions	709	1,048
Deferred revenue	1,535	1,644
Operating lease liabilities	3,573	4,072
Other current liabilities	549	2,558
Total current liabilities	10,759	12,881
LONG TERM DEBT, NET OF CURRENT	93,918	95,890
OPERATING LEASE LIABILITIES, NET OF CURRENT	20,176	18,528
ASSET RETIREMENT OBLIGATIONS	6,316	6,776
DEFERRED INCOME TAXES	1,711	1,875
OTHER NONCURRENT LIABILITIES	221	93
Total liabilities	133,101	136,043
COMMITMENTS AND CONTINGENCIES
SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK, $0.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED; 220,000 SHARES ISSUED AND OUTSTANDING	24,258	25,561
DEFICIT:
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 1,785,880 shares and 2,828,344 shares at December 31, 2020, and June 30, 2021, respectively	18	28
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 5,413,197 shares at December 31, 2020, and June 30, 2021	54	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	20,772	21,831
Accumulated deficit	(31,852)	(35,465)
Total deficit	(11,008)	(13,552)
Total liabilities and deficit	$146,351	$148,052

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2019	1,666,667	$17	5,359,753	$54	$20,644	$(2,951)	$17,764
Net loss	—	—	—	—	—	(1,485)	(1,485)
Adjustments related to distribution of common shares	16,596	—	53,444	—	—	—
Preferred stock dividends	—	—	—	—	—	(529)	(529)
BALANCE, MARCH 31, 2020	1,683,263	$17	5,413,197	$54	$20,644	$(4,965)	$15,750
Net loss	—	—	—	—	—	(18,359)	(18,359)
Net distributions to Emmis Communications Corp.	—	—	—	—	—	(528)	(528)
BALANCE, JUNE 30, 2020	1,683,263	$17	5,413,197	$54	$20,644	$(23,852)	$(3,137)

BALANCE, DECEMBER 31, 2020	1,785,880	$18	5,413,197	$54	$20,772	$(31,852)	$(11,008)
Net loss	—	—	—	—	—	(3,253)	(3,253)
Issuance of class A to employees, officers and directors	651,670	6	—	—	464	—	470
Preferred stock dividends	—	—	—	—	—	(634)	(634)
BALANCE, MARCH 31, 2021	2,437,550	$24	5,413,197	$54	$21,236	$(35,739)	$(14,425)
Net income	—	—	—	—	—	943	943
Issuance of class A to employees, officers and directors	390,794	4	—	—	595	—	599
Preferred stock dividends	—	—	—	—	—	(669)	(669)
BALANCE, JUNE 30, 2021	2,828,344	$28	5,413,197	$54	$21,831	$(35,465)	$(13,552)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2020	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,844)	$(2,310)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities -
Loss on debt extinguishment	—	81
Depreciation and amortization	2,190	1,959
Amortization of debt discount	291	303
Noncash interest expense	—	82
Noncash lease expense	1,351	1,345
Provision for bad debts	390	116
Accretion of asset retirement obligation	382	337
Provision for deferred income taxes	13,652	163
Noncash compensation	—	1,233
Loss (gain) on sale of property and equipment	82	(78)
Changes in assets and liabilities -
Accounts receivable	3,921	(2,748)
Prepaid expenses and other current assets	1,040	(696)
Other assets	251	(416)
Accounts payable and accrued liabilities	(3,873)	423
Deferred revenue	(176)	109
Other liabilities	(87)	668
Net cash (used in) provided by operating activities	(430)	571
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(246)	(1,100)
Proceeds from the sale of property and equipment	—	146
Net cash used in investing activities	(246)	(954)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(1,837)	(3,000)
Proceeds from long-term debt	5,181	4,000
Payments for debt-related costs	(181)	(354)
Settlement of tax withholding obligations	—	(164)
Net cash provided by financing activities	3,163	482
INCREASE IN CASH AND CASH EQUIVALENTS	2,487	99
CASH AND CASH EQUIVALENTS:
Beginning of period	2,083	4,171
End of period	$4,570	$4,270
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,952	$2,923

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)

June 30, 2021

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization

MediaCo Holding Inc. (“MediaCo” or the “Company”) is an Indiana corporation formed in 2019, focused on radio and outdoor advertising.

Our assets consist of two radio stations, WQHT-FM and WBLS-FM, which serve the New York City metropolitan area, as well as approximately 3,600 outdoor advertising displays in the Southeast (Georgia, Alabama and Tennessee) region and Mid-Atlantic (Kentucky) region of the United States. We derive our revenues primarily from radio and outdoor advertising sales, but we also generate revenues from events, including sponsorships and ticket sales.

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

As discussed in Note 7, during the three-month period ended June 30, 2020, as a result of a sharp deterioration of business activity related to the COVID-19 pandemic, the Company determined that it was more likely than not that it would be unable to realize its deferred tax assets and recorded a $15.6 million valuation allowance against these assets through an increase to our provision for income taxes. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material changes to the estimates and material impacts to the Company’s condensed consolidated financial statements in future reporting periods.

Per Share Data

Our basic and diluted net loss per share is computed using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses. Shares of Series A preferred stock include rights to participate in dividends and distributions to common stockholders on an if-converted basis, and accordingly are considered participating securities. During periods of undistributed losses however, no effect is given to our participating securities since they are not contractually obligated to share in the losses. The following is a reconciliation of basic and diluted net loss per share attributable to common shareholders:

	For the Three Months Ended June 30,
	2020			2021
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
Basic net (loss) income per common share:
Net (loss) income	$(18,359)	—		$943	—
Less:		—			—
Preferred dividends	528	—		669	—
Undistributed earnings allocated to participating securities	—	—		136	—
Net (loss) income attributable to common shareholders	$(18,887)	7,096	$(2.66)	$138	7,187	$0.02
Impact of restricted stock awards	—	—		—	179
Diluted net (loss) income per common share:
Net (loss) income attributable to common shareholders	$(18,887)	7,096	$(2.66)	$138	7,366	$0.02

	For the Six Months Ended June 30,
	2020			2021
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
Basic and diluted net loss per common share:
Net loss	$(19,844)	—		$(2,310)	—
Less:		—			—
Preferred dividends	1,057	—		1,303	—
Net loss attributable to common shareholders	$(20,901)	7,090	$(2.95)	$(3,613)	7,151	$(0.51)

The following convertible equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive. The Company did not issue any restricted stock awards until the three months ended September 30, 2020.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2021	2020	2021
	(In thousands)
Convertible Emmis promissory note	1,238	1,655	1,238	2,206
Convertible Standard General promissory notes	2,785	6,371	2,785	8,501
Series A convertible preferred stock	5,734	7,179	5,734	9,567
Restricted stock awards	—	10	—	176
Total	9,757	15,215	9,757	20,450

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

Note 2. Share Based Payments

The amounts recorded as share based compensation expense consist of restricted stock awards issued to employees and directors. Awards to officers are typically made pursuant to employment agreements. Restricted stock awards are granted out of the Company’s 2020 and 2021 Equity Compensation Plans.

The following table presents a summary of the Company’s restricted stock grants outstanding at June 30, 2021, and restricted stock activity during the six months ended June 30, 2021 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	102,617	$5.41
Granted	1,109,605	3.20
Vested	141,412	3.17
Forfeited	15,916	3.11
Grants outstanding, end of period	1,054,894	3.42

Recognized Non-Cash Compensation Expense

The following table summarizes stock-based compensation expense recognized by the Company during the three and six months ended June 30, 2020 and 2021. The Company did not recognize any tax benefits related to stock-based compensation during the periods presented below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2021	2020	2021
Operating expenses, excluding depreciation and amortization	$—	$113	$—	$372
Corporate expenses	—	486	—	861
Share-based compensation expense	$—	$599	$—	$1,233

As of June 30, 2021, there was $2.7 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.2 years.

Note 3. Intangible Assets

As of December 31, 2020 and June 30, 2021, intangible assets consisted of the following:

	As of December 31, 2020	As of June 30, 2021
Indefinite-lived intangible assets
FCC Licenses	$63,266	$63,266
Trade Name	733	733
Goodwill	13,102	13,102
Definite-lived intangible assets
Programming contract	220	73
Customer list	1,896	1,413
Total	$79,217	$78,587

Valuation of Indefinite-lived Broadcasting Licenses

In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s FCC licenses are considered indefinite-lived intangibles; therefore, they are not subject to amortization, but are tested for impairment at least annually as discussed below.

The carrying amounts of the Company’s FCC licenses were $63.3 million as of December 31, 2020 and June 30, 2021. Pursuant to our accounting policy, stations in a geographic market cluster are considered a single unit of accounting. The stations perform an annual impairment test of indefinite-lived intangibles as of October 1 of each year. When indicators of impairment are present, we will perform an interim impairment test. There have been no indicators of impairment since we performed our annual impairment assessment as of October 1, 2020 and therefore there has been no need to perform an interim impairment assessment. Future impairment tests may result in additional impairment charges in subsequent periods.

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

Valuation of Goodwill

ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. Under ASC 350 we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual quantitative goodwill impairment test. Given the macroeconomic environment as a result of the COVID-19 pandemic, we have elected not to perform the qualitative assessment. When performing a quantitative assessment for impairment, the Company uses a market approach to determine the fair value of the reporting unit. Management determines the fair value for the reporting unit by multiplying the cash flows of the reporting unit by an estimated market multiple. Management believes this methodology for valuing outdoor advertising businesses is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons, analyst reports, and market transactions. To corroborate the fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the Company recognizes an impairment charge equal to the difference in the statement of operations. All goodwill on the condensed consolidated balance sheets as of December 31, 2020 and June 30, 2021 is assigned to our Outdoor Advertising segment. While the COVID-19 pandemic has negatively affected our outdoor operations, as of June 30, 2021, we don’t believe the long-term value of the outdoor business, and thus the associated goodwill, has been impaired. The Company conducts its impairment test as of October 1 of each year, unless indications of impairment exist during an interim period.

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

Definite-lived intangibles

The following table presents the weighted-average useful life at June 30, 2021, and the gross carrying amount and accumulated amortization for our definite-lived intangible assets at December 31, 2020, and June 30, 2021:

	As of December 31, 2020			As of June 30, 2021
	(in 000's, except years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Programming agreement	$2,154	$1,934	$220	$2,154	$2,081	$73	0.3
Customer list	2,906	1,010	1,896	2,906	1,493	1,413	1.5

In accordance with ASC paragraph 360-10, the Company performs an analysis to (i) determine if indicators of impairment of a long-lived asset are present, (ii) test the long-lived asset for recoverability by comparing undiscounted cash flows of the long-lived asset to its carrying value and (iii) measure any potential impairment by comparing the long-lived asset's fair value to its current carrying value.

Total amortization expense from definite-lived intangibles for the three and six-month periods ended June 30, 2020 was $0.5 million and $0.9 million, respectively. Total amortization expense from definite-lived intangible assets for the three and six-month periods ended June 30, 2021 was $0.3 million and $0.6 million, respectively. The following table presents the Company's estimate of future amortization expense for definite-lived intangibles:

Year ending December 31,	Expected Amortization Expense
Remainder of 2021	$558
2022	928

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

Radio Advertising

On-air broadcast revenue is recognized when or as performance obligations under the terms of a contract with a customer are satisfied. This typically occurs over the period of time that advertisements are provided, or as an event occurs. Revenues are reported at the amount the Company expects to be entitled to receive under the contract. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue in the condensed consolidated balance sheets. Substantially all deferred revenue is recognized within twelve months of the payment date.

Outdoor Advertising

Our outdoor advertising business has approximately 3,600 faces consisting of bulletins, posters and digital billboards. Bulletins are generally large, illuminated advertising structures that are located on major highways and target vehicular traffic. Posters are generally smaller advertising structures that are located on major traffic arteries and city streets and target vehicular and pedestrian traffic. Digital billboards are computer controlled LED displays where six to eight advertisers rotate continuously, each one having seven to ten seconds to display a static image. Digital billboards are generally located on major traffic arteries and streets. A substantial portion of this revenue is lessor revenue derived from operating leases accounted for under ASC 842, “Leases.” Rental revenue is recognized on a straight-line basis over the term of the respective lease.

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

Other

Other revenue includes barter revenue, network revenue, and production revenue. The Company provides advertising broadcast time in exchange for certain products and services, including on-air radio programming. These barter arrangements generally allow the Company to preempt such bartered broadcast time in favor of advertisers who purchase time for cash consideration. These barter arrangements are valued based upon the Company’s estimate of the fair value of the products and services received. Revenue is recognized on barter arrangements when we broadcast the advertisements. Advertisements delivered under barter arrangements are typically aired during the same period in which the products and services are consumed. The Company also sells certain remnant advertising inventory to third-parties for cash, and we refer to this as network revenue. The third-parties aggregate our remnant inventory with other broadcasters' remnant inventory for sale to third parties, generally to large national advertisers. This network revenue is recognized as we broadcast the advertisements. In connection with certain outdoor advertising arrangements, the customer may request that the Company produce the billboard wrap (commonly printed on a vinyl material) displaying the customer’s advertisement on our outdoor structure. This production revenue is recognized as the deliverable is made available to the customer or attached to our outdoor structure. Other revenue also includes the management fee received from Billboards LLC (See Note 13).

Disaggregation of revenue

The following table presents the Company's revenues disaggregated by revenue source:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	% of Total	2021	% of Total	2020	% of Total	2021	% of Total
Revenue by Source:
Radio Advertising	$2,628	37.6%	$8,913	62.0%	$9,008	48.0%	$13,868	57.5%
Outdoor Advertising (1)	3,030	43.3%	3,238	22.5%	6,297	33.5%	6,210	25.7%
Nontraditional	80	1.1%	292	2.0%	248	1.3%	429	1.8%
Digital	340	4.9%	665	4.6%	1,014	5.4%	1,150	4.8%
Other	918	13.1%	1,268	8.9%	2,214	11.8%	2,462	10.2%
Total net revenues	$6,996		$14,376		$18,781		$24,119

(1) A substantial portion of this revenue is from lessor revenue derived from operating leases accounted for under ASC 842, “Leases.”

Note 5. Long Term Debt

Long-term debt was comprised of the following at December 31, 2020, and June 30, 2021:

	December 31, 2020	June 30, 2021
Senior credit facility	$70,972	$67,996
Notes payable to Emmis	5,535	5,535
Notes payable to SG Broadcasting	21,400	25,400
Less: Current maturities	(1,836)	(918)
Less: Unamortized original issue discount	(2,153)	(2,123)
Total long-term debt, net of current portion and debt discount	$93,918	$95,890

Senior secured term loan agreement

The Company has a five-year senior secured term loan agreement (the “Senior Credit Facility”) with GACP Finance Co., LLC, (“GACP”) a Delaware limited liability company, as administrative agent and collateral agent. The Senior Credit Facility bears interest at a rate equal to the London Interbank Offered Rate ("LIBOR"), plus 7.5%, with a 2.0% LIBOR floor and a 1% incremental interest rate paid in kind under certain circumstances (as discussed below). Prior to subsequent amendments discussed below, the Senior Credit Facility required interest payments on the first business day of each calendar month, and quarterly payments on the principal in an amount equal to one and one quarter percent of the initial aggregate principal amount were due on the last day of each calendar quarter. At its inception, the Senior Credit Facility included covenants pertaining to, among other things, the ability to incur indebtedness, restrictions on the payment of dividends, minimum liquidity requirements, collateral maintenance, minimum Consolidated Fixed Charge Coverage Ratio of 1.10:1.00, and other customary restrictions.

As of June 30, 2021, a number of amendments had been entered into by the Company and GACP to modify, among other things, certain provisions relating to the repayment of the Term Loan (as defined in the Senior Credit Facility). On May 19, 2021, the Company entered into Amendment No. 4 to its Senior Credit Facility. Under the terms of Amendment No. 4:

•

SG Broadcasting agreed to contribute up to $7.0 million to the Company in the form of subordinated debt, with $3.0 million contributed at closing, $1.0 million contributed on June 1, 2021, and up to an additional $3.0 million to be contributed through June 30, 2022, if necessary, to satisfy certain conditions described in Amendment No. 4;

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

As a result of the $3.0 million payment made under the amendment, the Company recorded a loss on debt extinguishment of $81 thousand during the three-month period ended June 30, 2021.

For the period May 19, 2021 through June 30, 2021, the multiple applied to billboard cash flow was in excess of 3.5x and the advance rate applied to the Company's FCC Licenses exceeded 60% in order for the Company to achieve minimal compliance with its loan to value covenant. Therefore, the incremental annual interest rate of 1% applied during this period and an additional interest payment of $24 thousand was paid in kind on June 1, 2021 and added to the principal balance outstanding. $58 thousand of incremental interest was accrued for at June 30, 2021 and was paid in kind after June 30, 2021.

As of June 30, 2021, there is $68.0 million outstanding under the Senior Credit Facility, which is carried net of a total unamortized discount of $2.1 million.

Emmis Convertible Promissory Note

The Emmis Convertible Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, including any applicable paid in kind rate, or if no senior credit facility is outstanding, of 6.0%, plus an additional 1.0% on any payment of interest in kind and, without regard to whether the Company pays such interest in kind, an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. Because the Senior Credit Facility prohibits the Company from paying interest in cash on the Emmis Convertible Promissory Note, the Company has been accruing interest since inception using the rate applicable if the interest will be paid in kind. The Emmis Convertible Promissory Note is convertible, in whole or in part, into MediaCo Class A common stock at the option of Emmis and at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion. The Emmis Convertible Promissory Note matures on November 25, 2024. As of June 30, 2021, the principal balance outstanding under the Emmis Convertible Promissory Note is $5.5 million.

Second Amended and Restated SG Broadcasting Promissory Note, Additional SG Broadcasting Promissory Note and May 2021 SG Broadcasting Promissory Note

The Second Amended and Restated SG Broadcasting Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, including any applicable paid in kind rate, or if no senior credit facility is outstanding, of 6.0%, and an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. The Second Amended and Restated SG Broadcasting Promissory Note matures on May 25, 2025. Additionally, interest under the Second Amended SG Broadcasting Promissory Note is payable in kind through maturity, and is convertible into MediaCo Class A common stock at the option of SG Broadcasting at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion.

The Additional SG Broadcasting Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, including any applicable paid in kind rate, or if no senior credit facility is outstanding, of 6.0%, and an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. The Additional SG Broadcasting Promissory Note matures on May 25, 2025. Additionally, interest under the Additional SG Broadcasting Promissory Note is payable in kind through maturity, and is convertible into MediaCo Class A common stock at the option of SG Broadcasting at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion.

On May 19, 2021, the Company issued to SG Broadcasting a subordinated convertible promissory note (the “May 2021 SG Broadcasting Promissory Note”), in return for which SG Broadcasting contributed $3.0 million to the Company to make the prepayment of Senior Credit Facility debt required under Amendment No. 4. Up to $7.0 million may be borrowed pursuant to the May 2021 SG Broadcasting Promissory Note. The May 2021 SG Broadcasting Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, including any applicable paid in kind rate, or if no senior credit facility is outstanding, of 6.0%, and an additional increase of 1.0% on November 25, 2021 and additional annual increases of 1.0% following each successive anniversary thereafter. The May 2021 SG Broadcasting Promissory Note matures on May 25, 2025 and interest is payable in kind through maturity. Subject to prior shareholder approval of the issuance of the shares, the May 2021 SG Broadcasting Promissory Note is convertible into MediaCo Class A common stock at the option of SG Broadcasting at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion.

On June 1, 2021, SG Broadcasting contributed $1.0 million to the Company under the May 2021 SG Broadcasting Promissory Note as required by Amendment No. 4 to the Senior Credit Facility.

As of June 30, 2021, there was a total of $25.4 million outstanding under the Second Amended and Restated SG Broadcasting Promissory Note, the Additional SG Broadcasting Promissory Note and the May 2021 SG Broadcasting Promissory Note.

Based on amounts outstanding at June 30, 2021, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

Year ended December 31,	Senior Credit Facility	Emmis Note	SG Broadcasting Notes	Total Payments
Remainder of 2021	$—	$—	$—	$—
2022	2,754	—	—	2,754
2023	3,672	—	—	3,672
2024	61,570	5,535	—	67,105
2025	—	—	25,400	25,400
Total	$67,996	$5,535	$25,400	$98,931

Note 6. Regulatory, Legal and Other Matters

From time to time, our stations are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

Note 7. Income Taxes

The effective tax rate for the six months ended June 30, 2020 and 2021 was 233% and 8%, respectively. During the three-month period ended June 30, 2020, as a result of a sharp deterioration of business activity related to the COVID-19 pandemic and the significant operating losses expected in 2020, the Company determined that it was more likely than not that it would be unable to realize its deferred tax assets and recorded a $15.6 million valuation allowance against these assets through an increase to our provision for income taxes. Our effective tax rate for the six months ended June 30, 2021 differs from the statutory tax rate due to the recognition of additional valuation allowance.

Note 8. Acquisitions

On May 25, 2021, the Company purchased 24 outdoor advertising structures consisting of 41 faces from DS Outdoor LLC dba Hotspots Outdoor for $0.4 million. The structures are located in Alabama.

On June 25, 2021 the Company purchased 8 outdoor advertising structures consisting of 26 faces from Carpenter Outdoor, LLC for $0.4 million. The structures are located in Georgia.

Both acquisitions are accounted for as asset purchases and our accounting for these transactions was finalized during the three months ended June 30, 2021. The assets associated with both acquisitions are assigned to our Outdoor Advertising segment. In connection with the two asset acquisitions, the Company recorded $0.9 million of property, plant and equipment, $0.3 million of right-of-use assets and corresponding operating lease liabilities and $0.1 million of additional asset retirement obligations.

Note 9. Leases

We determine if an arrangement is a lease at inception. We have operating leases for office space, sites upon which advertising structures are built, tower space, equipment and automobiles expiring at various dates through October 2049. Some leases have options to extend and some have options to terminate. Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities in our condensed consolidated balance sheets.

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

Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. Variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time, are expensed in the period in which the obligation for these payments was incurred. Variable lease expense recognized in the six months ended June 30, 2020 and 2021, was not material.

We elected not to apply the recognition requirements of Accounting Standards Codification 842, “Leases”, to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, we recognized lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized in the six months ended June 30, 2020 and 2021, was not material.

The impact of operating leases to our condensed consolidated financial statements was as follows:

	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2021
Lease Cost
Operating lease cost	$2,493	$2,504
Other Information
Operating cash flows from operating leases	2,572	2,586
Right-of-use assets obtained in exchange for new operating lease liabilities	—	314
Weighted average remaining lease term - operating leases (in years)	9.2	9.8
Weighted average discount rate - operating leases	9.0%	9.3%

As of June 30, 2021, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ending December 31,
Remainder of 2021	$2,607
2022	5,248
2023	4,256
2024	2,841
2025	2,827
After 2025	15,974
Total lease payments	33,753
Less imputed interest	11,153
Total recorded lease liabilities	$22,600

Our outdoor advertising business generates lessor revenue derived from operating leases accounted for under ASC 842, “Leases.” Minimum fixed lease consideration under non-cancelable operating leases for each of the next five years and thereafter, excluding variable lease consideration, as of June 30, 2021, is as follows:
Year ending December 31,
Remainder of 2021	$4,014
2022	1,672
2023	67
2024	2
2025	—
After 2025	—

Note 10. Asset Retirement Obligations

The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations.

Balance at December 31, 2020	$6,316
Additions to asset retirement obligations	130
Accretion expense	337
Liabilities settled	(7)
Balance at June 30, 2021	$6,776

Note 11. Segment Information

The Company’s operations are aligned into two business segments: (i) Radio, and (ii) Outdoor advertising. Radio includes the operations and results of WQHT-FM and WBLS-FM, and outdoor advertising includes the operations and results of the Fairway businesses acquired in December 2019 and additional acquisitions thereafter. The Company groups activities that are not considered operating segments in the “All Other” category.

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

Three Months Ended June 30, 2021	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$10,851	$3,525	$—	$14,376
Operating expenses excluding depreciation and amortization expense	5,739	2,079	—	7,818
Corporate expenses	—	—	1,845	1,845
Depreciation and amortization	183	795	—	978
Gain on disposal of assets	—	(72)	—	(72)
Operating income (loss)	$4,929	$723	$(1,845)	$3,807

Three Months Ended June 30, 2020	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$3,829	$3,167	$—	$6,996
Operating expenses excluding depreciation and amortization expense	4,005	2,479	—	6,484
Corporate expenses	—	—	932	932
Depreciation and amortization	232	931	—	1,163
Loss on disposal of assets	—	4	—	4
Operating loss	$(408)	$(247)	$(932)	$(1,587)

Six Months Ended June 30, 2021	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$17,353	$6,766	$—	$24,119
Operating expenses excluding depreciation and amortization expense	11,030	4,549	—	15,579
Corporate expenses	—	—	3,486	3,486
Depreciation and amortization	374	1,585	—	1,959
Gain on disposal of assets	—	(78)	—	(78)
Operating income (loss)	$5,949	$710	$(3,486)	$3,173

Six Months Ended June 30, 2020	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$12,168	$6,613	$—	$18,781
Operating expenses excluding depreciation and amortization expense	10,936	4,927	—	15,863
Corporate expenses	—	—	2,097	2,097
Depreciation and amortization	481	1,709	—	2,190
Loss on disposal of assets	—	82	—	82
Operating income (loss)	$751	$(105)	$(2,097)	$(1,451)

Total Assets	Radio	Outdoor Advertising	Consolidated
As of December 31, 2020	$84,219	$62,132	$146,351
As of June 30, 2021	84,913	63,139	148,052

Note 12. Employee Retention Credits

The Consolidated Appropriations Act, passed in December 2020, expanded the employee retention credit program and due to revenue declines we have experienced, we qualified for approximately $0.9 million of employee retention credits in the second quarter of 2021 and expect to qualify for a similar amount in the third quarter of 2021. We recognized a receivable of $0.9 million as of June 30, 2021. The credits cover 70% of qualified wages, plus the cost to continue providing health benefits to our employees, subject to a $7 thousand cap per employee. The Company expects to receive the first $0.9 million of retention credits from the IRS following the filing of its Form 941 Employer's Quarterly Federal Tax Return for the second quarter of 2021.

Note 13. Related Party Transactions

Transaction Agreement with Emmis and SG Broadcasting

On June 28, 2019, MediaCo entered into a Contribution and Distribution Agreement with Emmis and SG Broadcasting, pursuant to which (i) Emmis contributed the assets of its radio stations WQHT-FM and WBLS-FM, in exchange for $91.5 million in cash, a $5.0 million note and 23.72% of the common stock of MediaCo, (ii) Standard General purchased 76.28% of the common stock of MediaCo, and (iii) the common stock of MediaCo received by Emmis was distributed pro rata in a taxable dividend to Emmis’ shareholders on January 17, 2020. The common stock of MediaCo acquired by Standard General is entitled to ten votes per share and the common stock acquired by Emmis and distributed to Emmis’ shareholders is entitled to one vote per share. Emmis continues to provide management services to the Stations under a Management Agreement, subject to the direction of the MediaCo board of directors, which now consists of five directors appointed by Standard General and three directors appointed by Emmis. MediaCo pays Emmis an annual management fee of $1.25 million, plus reimbursement of certain expenses directly related to the operation of MediaCo’s business. The sale closed on November 25, 2019, at which time MediaCo and Emmis also entered into the management agreement (the “Management Agreement”), an employee leasing agreement (the “Employee Leasing Agreement”) and certain other ancillary agreements.

For the six months ended June 30, 2020 and 2021, MediaCo recorded $0.6 million of management fee expense, which is included in corporate expenses in the accompanying condensed consolidated statements of operations. $0.1 million was unpaid as of June 30, 2021 and December 31, 2020, and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. Emmis has given formal notice that it does not intend to extend the Management Agreement beyond the initial term which expires in November 2021.

Under the Employee Leasing Agreement, the employees of the Stations remained employees of Emmis and we reimbursed Emmis for the cost of these employees, including health and benefit costs. Expense related to the Employee Leasing Agreement, which is included in operating expenses, was $4.5 million for the six months ended June 30, 2020. No amount of expense related to the Employee Leasing Agreement remained unpaid as of December 31, 2020. Effective January 1, 2021, the Employee Leasing Agreement was terminated, and the Company hired all of the leased employees and assumed the employment and collective bargaining agreements related to leased employees. The Employee Leasing Agreement was terminated at the expiration of the initial term, so no early termination penalties were incurred.

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

On May 19, 2021, the Company issued to SG Broadcasting the May 2021 SG Broadcasting Promissory Note, in return for which SG Broadcasting loaned $3.0 million to the Company to make the prepayment of Senior Credit Facility debt required under Amendment No. 4. Up to $7.0 million may be borrowed pursuant to the May 2021 SG Broadcasting Promissory Note.

On June 1, 2021, SG Broadcasting loaned $1.0 million to the Company under the May 2021 SG Broadcasting Promissory Note as required by Amendment No. 4 to the Senior Credit Facility.

Consequently, the principal amount outstanding under the Emmis Convertible Promissory Note and the SG Broadcasting Promissory Notes as of June 30, 2021 was $5.5 million and $25.4 million, respectively.

The Company recognized interest expense of $0.3 million related to the Emmis Convertible Promissory Note for the six months ended June 30, 2020 and June 30, 2021.

The Company recognized interest expense of $0.4 million and $1.1 million related to the SG Promissory Notes for the six months ended June 30, 2020 and June 30, 2021, respectively.

The terms of these notes are described in Note 5.

Convertible Preferred Stock

On December 13, 2019, in connection with the purchase of our outdoor advertising segment, the Company issued to SG Broadcasting 220,000 shares of MediaCo Series A Convertible Preferred Stock.

MediaCo Series A Preferred Shares rank senior in preference to the MediaCo Class A common stock, MediaCo Class B common stock, and the MediaCo Class C common stock. Pursuant to the Articles of Amendment, the ability of the Company to make distributions with respect to, or make a liquidation payment on, any other class of capital stock in the Company designated to be junior to, or on parity with, the MediaCo Series A Preferred Shares, will be subject to certain restrictions, including that (i) the MediaCo Series A Preferred Shares shall be entitled to receive the amount of dividends per share that would be payable on the number of whole common shares of the Company into which each share of MediaCo Series A Preferred Shares could be converted, and (ii) the MediaCo Series A Preferred Shares, upon any liquidation, dissolution or winding up of the Company, shall be entitled to a preference on the assets of the Company. Issued and outstanding shares of MediaCo Series A Preferred Shares shall accrue cumulative dividends, payable in kind, at an annual rate equal to the interest rate on any senior debt of the Company, including any applicable paid in kind rate (see Note 5), or if no senior debt is outstanding, 6%, plus additional increases of 1% on December 12, 2020 and each anniversary thereof. The current rate in effect at June 30, 2021 is 11.5%.

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

On December 13, 2020, $2.1 million of dividends were paid in kind. The payment in kind increased the accrued value of the preferred stock and no additional shares were issued as part of this payment. Dividends on Series A Convertible Preferred Stock held by SG Broadcasting were $1.1 million and $1.3 million for the six months ended June 30, 2020 and 2021, respectively. As of December 31, 2020, and June 30, 2021, unpaid cumulative dividends were $0.1 million and $1.4 million, respectively, and included in the balance of preferred stock in the accompanying condensed consolidated balance sheets.

Loan Proceeds Participation Agreement

On April 22, 2020, MediaCo and Emmis entered into a certain Loan Proceeds Participation Agreement (the “LPPA”) pursuant to which (i) Emmis agreed to use certain of the proceeds of the loan Emmis received pursuant to the Paycheck Protection Program (“PPP”) under Division A, Title I of the CARES Act to pay certain wages of employees leased to MediaCo pursuant to the Employee Leasing Agreement, between Emmis and MediaCo, (ii) Emmis agreed to waive up to $1.5 million in reimbursement obligations of MediaCo to Emmis under the Employee Leasing Agreement to the extent that the PPP Loan is forgiven, and (iii) MediaCo agreed to promptly pay Emmis an amount equal to 31.56% of the amount of the PPP Loan, if any, that Emmis is required to repay, up to the amount of the reimbursement obligations forgiven under (ii) above. Standard General L.P., on behalf of all of the funds for which it serves as an investment advisor, agreed to guaranty MediaCo’s obligations under the LPPA. During the three months ended June 30, 2021, Emmis received notification that the full amount of the loan has been forgiven.

Management Agreement for Billboards LLC

On August 11, 2020, the board of directors of the Company unanimously authorized the entry into a certain Management Agreement (the “Billboard Agreement”) between Fairway Outdoor LLC (a subsidiary of the Company, “Fairway”) and Billboards LLC (an affiliate of Standard General, “Billboards”). Under the Billboard Agreement, Fairway will manage the billboard business of Billboards in exchange for payments of $25 thousand per quarter and reimbursement of all out-of-pocket expenses incurred by Fairway in the performance of its duties under the Billboard Agreement. The Billboard Agreement has an effective date of August 1, 2020, has a term of three years, and has customary provisions on limitation of liability and indemnification. $50 thousand of income was recognized in the six months ended June 30, 2021 in relation to the Billboard Agreement, all of which was outstanding as of June 30, 2021. Additionally, Fairway incurred $83 thousand of out-of-pocket expenses for the period, none of which has been reimbursed as of June 30, 2021.

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

GENERAL

We own and operate two radio stations located in New York City and outdoor advertising businesses geographically focused in the Southeast (Georgia, Alabama and Tennessee) and Eastern Kentucky. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales are the primary component of our consolidated revenues. These rates are in large part based on our radio stations’ ability to attract audiences in demographic groups targeted by their advertisers and the number of persons exposed to our billboards. The Nielsen Company generally measures radio station ratings weekly for markets measured by the Portable People Meter™, which includes all of our radio stations. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research, advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.

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

The following table summarizes the sources of our revenues for the three and six months ended June 30, 2020 and 2021. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations conduct in their local market. The category “Other” includes, among other items, revenues related to network revenues, production of billboard advertisements and barter.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	% of Total	2021	% of Total	2020	% of Total	2021	% of Total
	(Amounts in thousands)
Revenue by Source:
Radio Advertising	$2,628	37.6%	$8,913	62.0%	$9,008	48.0%	$13,868	57.5%
Outdoor Advertising (1)	3,030	43.3%	3,238	22.5%	6,297	33.5%	6,210	25.7%
Nontraditional	80	1.1%	292	2.0%	248	1.3%	429	1.8%
Digital	340	4.9%	665	4.6%	1,014	5.4%	1,150	4.8%
Other	918	13.1%	1,268	8.9%	2,214	11.8%	2,462	10.2%
Total net revenues	$6,996		$14,376		$18,781		$24,119

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

The results of our radio operations are solely dependent on the results of our stations in the New York market. Some of our competitors that operate larger station clusters in the New York market are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were up 37.9% for the six months ended June 30, 2021, as compared to the same period of the prior year. During this period, as measured by Miller Kaplan, revenues for our stations were up 46.1%. Our outperformance was driven by market share gains in both local and national radio advertising revenues. Due to our audience demographics, our stations secured a disproportionate share of spending by various state and local departments of health promoting COVID-19 vaccination efforts.

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

FCC Licenses

As of December 31, 2020 and June 30, 2021, we have recorded approximately $63.3 million in FCC licenses, which represents approximately 43% of our total assets. We would not be able to operate our radio stations without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, each of our FCC licenses has been renewed at the end of its respective period, and we expect that each FCC license will continue to be renewed in the future. We consider our FCC licenses to be indefinite-lived intangibles.

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

Valuation of Goodwill

ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. Under ASC 350 we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual quantitative goodwill impairment test. Given the macroeconomic environment as a result of the COVID-19 pandemic, we have elected not to perform the qualitative assessment. When performing a quantitative assessment for impairment, the Company uses a market approach to determine the fair value of the reporting unit. Management determines the fair value for the reporting unit by multiplying the cash flows of the reporting unit by an estimated market multiple. Management believes this methodology for valuing outdoor advertising businesses is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons, analyst reports, and market transactions. To corroborate the fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the Company recognizes an impairment charge equal to the difference in the statement of operations. All goodwill on the condensed consolidated balance sheets as of December 31, 2020 and June 30, 2021 is assigned to our Outdoor Advertising segment. While the COVID-19 pandemic has negatively affected our outdoor operations, as of June 30, 2021, we don’t believe the long-term value of the outdoor business, and thus the associated goodwill, has been impaired. The Company conducts its impairment test as of October 1 of each fiscal year, unless indications of impairment exist during an interim period.

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

Results of Operations for the Three-Month and Six-Month Periods Ended June 30, 2021, Compared to June 30, 2020

Net revenues:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2021	$ Change	% Change	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$3,829	$10,851	$7,022	183.4%	$12,168	$17,353	$5,185	42.6%
Outdoor Advertising	3,167	3,525	358	11.3%	6,613	6,766	153	2.3%
Total net revenues	$6,996	$14,376	$7,380	105.5%	$18,781	$24,119	$5,338	28.4%

Net radio revenues increased for both the three-month and six-month periods ended June 30, 2021, as a result of overall advertising revenues rebounding from the COVID-19 pandemic. In addition, various state and local departments of health increased their advertising to drive education and awareness surrounding vaccination efforts. Our stations benefited more than stations serving the general population due to the targeted nature of the awareness campaigns.

We typically monitor the performance of our stations against the aggregate performance of the market in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for the New York radio market increased 37.9% for the six-month period ended June 30, 2021, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were up 46.1% for the six-month period ended June 30, 2021, as compared to the same period of the prior year.

Outdoor advertising revenues increased for the three-month and six-month periods ended June 30, 2021, attributable to overall advertising revenues rebounding from the COVID-19 pandemic, which didn’t meaningfully impact our performance until the second calendar quarter of 2020. Revenues in our outdoor advertising business have been less volatile than our radio business due to greater geographic diversification and longer duration advertising contracts with customers.

Operating expenses excluding depreciation and amortization expense:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2021	$ Change	% Change	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
Operating expenses excluding depreciation and amortization expense
Radio	$4,005	$5,739	$1,734	43.3%	$10,936	$11,030	$94	0.9%
Outdoor Advertising	2,479	2,079	(400)	(16.1)%	4,927	4,549	(378)	(7.7)%
Total operating expenses excluding depreciation and amortization expense	$6,484	$7,818	$1,334	20.6%	$15,863	$15,579	$(284)	(1.8)%

Radio operating expenses excluding depreciation and amortization expense increased during the three-month period ended June 30, 2021 due to revenue-related expenses, such as commission expense, and a nonrecurring benefit in the second quarter of 2020. In the three months ended June 30, 2020, we recognized a reduction in expenses of $1.5 million related to the Loan Proceeds Participation Agreement with Emmis. In the three months ended June 30, 2021, we recorded approximately $0.5 million of employee retention credits, which reduce operating expenses. For the six months ended June 30, 2021, the increase described above for the second quarter was offset by personnel and non-personnel cost reductions implemented in response to the decline in revenues caused by the COVID-19 pandemic.

Outdoor advertising operating expenses excluding depreciation and amortization are largely fixed in nature; however, we recorded approximately $0.3 million of employee retention credits during the three months ended June 30, 2021, which reduced operating expenses when compared to the three and six-month periods ended June 30, 2020.

Corporate expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2021	$ Change	% Change	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses	$932	$1,845	$913	98.0%	$2,097	$3,486	$1,389	66.2%

The increase in corporate expenses for both the three and six-month periods ended June 30, 2021 relate to personnel hires in advance of the management agreement between the Company and Emmis ending in November 2021, as well as noncash compensation expense associated with restricted stock grants. These increases were partially offset by approximately $0.1 million of employee retention credits recorded in the three months ended June 30, 2021.

Depreciation and amortization:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2021	$ Change	% Change	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization
Radio	$232	$183	$(49)	(21.1)%	$481	$374	$(107)	(22.2)%
Outdoor Advertising	931	795	$(136)	(14.6)%	1,709	1,585	(124)	(7.3)%
Total depreciation and amortization	$1,163	$978	$(185)	(15.9)%	$2,190	$1,959	$(231)	(10.5)%

Radio depreciation and amortization expense decreased due to certain assets becoming fully depreciated in the prior year. Outdoor advertising depreciation and amortization declined due to revisions to the preliminary purchase price allocation recorded during 2020 and associated adjustments to depreciation and amortization.

Loss (gain) on sale of assets:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2021	$ Change	% Change	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
Loss (gain) on sale of assets
Radio	$—	$—	$—	N/A	$—	$—	$—	N/A
Outdoor Advertising	4	(72)	$(76)	N/M	82	(78)	(160)	N/M
Total loss (gain) on sale of assets	$4	$(72)	$(76)	N/M	$82	$(78)	$(160)	N/M

The gain on sale of assets in the six months ended June 30, 2021 principally relates to the disposal of certain outdoor advertising assets during the second quarter. The loss on disposal of assets in the six months ended June 30, 2020 relates to the disposal of three outdoor advertising structures in the first quarter of the prior year.

Operating income (loss):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2021	$ Change	% Change	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
Operating income (loss)
Radio	$(408)	$4,929	$5,337	(1308.1)%	$751	$5,949	$5,198	692.1%
Outdoor Advertising	(247)	723	970	(392.7)%	(105)	710	815	(776.2)%
All Other	(932)	(1,845)	(913)	98.0%	(2,097)	(3,486)	(1,389)	66.2%
Total operating income (loss)	$(1,587)	$3,807	$5,394	(339.9)%	$(1,451)	$3,173	$4,624	(318.7)%

Radio and outdoor advertising operating income increase in the three and six- month periods ended June 30, 2021, due to advertising revenues rebounding from the impact of the pandemic in the prior year. In addition, the Company qualified for employee retention credits of $0.9 million under the CARES Act for the three months ended June 30, 2021, and recorded the benefit as a reduction to operating expenses during this period.

Interest expense

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2021	$ Change	% Change	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(2,279)	$(2,701)	$(422)	18.5%	$(4,517)	$(5,239)	$(722)	16.0%

Interest expense increased due to (i) the additional funding from SG Broadcasting during 2021, which took the form of additional loans, (ii) accrued interest on the Emmis Promissory Note and SG Broadcasting Promissory Notes being paid in kind in the final quarter of 2020, and (iii) an additional 1% paid in kind interest rate applicable beginning May 19, 2021 as a result of Amendment No. 4 to the senior credit facility.

Loss on debt extinguishment

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2021	$ Change	% Change	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$—	$(81)	$(81)	N/A	$—	$(81)	$(81)	N/A

The loss on debt extinguishment recorded during the three months ended June 30, 3021 relates to the unscheduled principal payment of $3 million required under Amendment No. 4 to the senior credit facility. In connection with this principal payment, we wrote-off a pro rata portion of the unamortized debt discount and recognized this as a loss on debt extinguishment.

Provision for income taxes:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2021	$ Change	% Change	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$14,493	$82	$(14,411)	(99.4)%	$13,876	$163	$(13,713)	(98.8)%

Given the uncertainty in the economy due to the ongoing COVID-19 pandemic, particularly in the New York market, the Company concluded it could not reasonably estimate pre-tax income for the year ended December 31, 2021, so the Company is calculating its provision for income taxes on a discrete basis until there is greater clarity. During the three months ended June 30, 2020, the Company concluded that it was more likely than not that it would be unable to realize its deferred tax assets and recorded a valuation allowance against these assets.

Consolidated net loss:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2021	$ Change	% Change	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income (loss)	$(18,887)	$274	$19,161	(101.5)%	$(20,901)	$(3,613)	$17,288	(82.7)%

Net income increased for the three-month period ended June 30, 2021 and net loss decreased for the six-month period ended June 30, 2021, primarily due to an increase in operating income and a decrease in provision for income taxes, partially offset by an increase in interest expense.

Liquidity and Capital Resources

At June 30, 2021, we had cash and cash equivalents of $4.3 million and net working capital of $5.7 million. At December 31, 2020, we had cash and cash equivalents of $4.2 million and net working capital of $4.4 million. The increase in working capital is mostly due to an increase in accounts receivable resulting from the increase in radio advertising revenues and a decrease in current maturities of debt due to the timing of scheduled principal payments as of June 30, 2021. The impact of this is partially offset by an increase in accrued interest due to the timing of annual interest paid in kind on the Emmis Convertible Promissory Note and the promissory notes due to SG Broadcasting.

Cash flows provided by operating activities were $0.6 million for the six months ended June 30, 2021 versus cash flows used in operating activities of $0.4 million for the six months ended June 30, 2020. The increase was mainly attributable to an increase in operating income largely due to the net revenue recovery from the COVID-19 pandemic, which was partially offset by net investments in working capital.

Cash flows used in investing activities were $1.0 million for the six months ended June 30, 2021, attributable to the acquisition of billboard structures and routine capital expenditures, partially offset by the proceeds from the sale of certain outdoor advertising assets. Cash flows used in investing activities were $0.2 million for the six months ended June 30, 2020, attributable to capital expenditures.

Cash flows provided by financing activities were $0.5 million for the six months ended June 30, 2021, due to debt proceeds of $4.0 million, net of debt payments and debt-related costs of $3.4 million. Cash flows provided by financing activities were $3.2 million for the six months ended June 30, 2020, due to $5.2 million of debt proceeds, partially offset by debt payments and debt-related costs of $2.0 million.

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

Intangibles

As of June 30, 2021, approximately 43% of our total assets consisted of FCC broadcast licenses, the values of which depend significantly upon various factors including, among other things, market revenues, market growth rates and the operational results of our businesses. We would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, substantially all FCC licenses have been renewed at or after the end of their respective periods, and we expect that our FCC licenses will be renewed in the future.

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

Based upon the Controls Evaluation, our CEO and CFO concluded that as of June 30, 2021, our Disclosure Controls are effective to ensure that information relating to MediaCo Holding Inc. and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Refer to Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In the opinion of management of the Company there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

Item 6.    Exhibits

(a)	Exhibits.

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit			Incorporated by Reference
Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of MediaCo Holding Inc., as amended		10-KT	12/31/2019	3.1	3/27/2020
3.2	Amended and Restated Code of Bylaws of MediaCo Holding Inc.		10-K	12/31/2020	3.2	3/30/2021
10.1	Amendment No. 4 and Waiver to Amended and Restated Term Loan Agreement, dated as of May 19, 2021, by and among MediaCo Holding Inc., the other parties designated as borrowers thereto, the financial institutions from time to time party thereto, and GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent.		8-K		10.1	5/21/2021
10.2	Unsecured Convertible Promissory Note, dated as of May 19, 2021, by MediaCo Holding Inc. in favor of SG Broadcasting LLC.		8-K		10.2	5/21/2021
31.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIACO HOLDING INC.

Date: August 13, 2021	By:	/s/ RYAN A. HORNADAY
Ryan A. Hornaday
Executive Vice President, Chief Financial Officer and
Treasurer