Form 10-Q
period 2021-09-30
Mediaco Holding Inc.
filed 2021-11-12
CIK 1784254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of November 8, 2021, was:

3,085,909	Shares of Class A Common Stock, $.01 Par Value
5,413,197	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
NET REVENUES	$9,360	$17,820	$28,141	$41,939
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	7,752	12,540	23,615	28,119
Corporate expenses	1,214	2,422	3,311	5,908
Depreciation and amortization	896	1,068	3,086	3,027
Loss (gain) on disposal of assets	103	—	185	(78)
Total operating expenses	9,965	16,030	30,197	36,976
OPERATING (LOSS) INCOME	(605)	1,790	(2,056)	4,963
OTHER EXPENSE:
Interest expense	(2,411)	(2,895)	(6,928)	(8,134)
Loss on debt extinguishment	—	—	—	(81)
LOSS BEFORE INCOME TAXES	(3,016)	(1,105)	(8,984)	(3,252)
(BENEFIT) PROVISION FOR INCOME TAXES	(22)	83	13,854	246
CONSOLIDATED NET LOSS	(2,994)	(1,188)	(22,838)	(3,498)
PREFERRED STOCK DIVIDENDS	534	709	1,591	2,012
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,528)	$(1,897)	$(24,429)	$(5,510)

Basic and diluted loss per share attributable to common shareholders	$(0.50)	$(0.26)	$(3.44)	$(0.77)
Basic and diluted weighted average number of common shares outstanding	7,096	7,201	7,110	7,168

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2020	September 30, 2021
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,171	$7,395
Accounts receivable, net	8,508	14,504
Prepaid expenses	1,247	1,257
Other current assets	1,274	686
Total current assets	15,200	23,842
PROPERTY AND EQUIPMENT, NET	27,650	27,059
INTANGIBLE ASSETS, NET	79,217	78,271
OTHER ASSETS:
Operating lease right of use assets	23,953	22,197
Deposits and other	331	312
Total other assets	24,284	22,509
Total assets	$146,351	$151,681
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,557	$5,629
Current maturities of long-term debt	1,836	1,836
Accrued salaries and commissions	709	761
Deferred revenue	1,535	1,967
Operating lease liabilities	3,573	4,220
Other current liabilities	549	3,552
Total current liabilities	10,759	17,965
LONG TERM DEBT, NET OF CURRENT	93,918	95,339
OPERATING LEASE LIABILITIES, NET OF CURRENT	20,176	17,593
ASSET RETIREMENT OBLIGATIONS	6,316	6,924
DEFERRED INCOME TAXES	1,711	1,957
OTHER NONCURRENT LIABILITIES	221	108
Total liabilities	133,101	139,886
COMMITMENTS AND CONTINGENCIES
SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK, $0.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED; 220,000 SHARES ISSUED AND OUTSTANDING	24,258	26,270
DEFICIT:
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 1,785,880 shares and 3,071,001 shares at December 31, 2020, and September 30, 2021, respectively	18	31
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 5,413,197 shares at December 31, 2020, and September 30, 2021	54	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	20,772	22,802
Accumulated deficit	(31,852)	(37,362)
Total deficit	(11,008)	(14,475)
Total liabilities and deficit	$146,351	$151,681

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2019	1,666,667	$17	5,359,753	$54	$20,644	$(2,951)	$17,764
Net loss	—	—	—	—	—	(1,485)	(1,485)
Adjustments related to distribution of common shares	16,596	—	53,444	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(529)	(529)
BALANCE, MARCH 31, 2020	1,683,263	$17	5,413,197	$54	$20,644	$(4,965)	$15,750
Net loss	—	—	—	—	—	(18,359)	(18,359)
Preferred stock dividends	—	—	—	—	—	(528)	(528)
BALANCE, JUNE 30, 2020	1,683,263	$17	5,413,197	$54	$20,644	$(23,852)	$(3,137)
Net loss	—	—	—	—	—	(2,994)	(2,994)
Issuance of class A to employees, officers and directors	102,617	1	—	—	43	—	44
Preferred stock dividends	—	—	—	—	—	(534)	(534)
BALANCE, SEPTEMBER 30, 2020	1,785,880	$18	5,413,197	$54	$20,687	$(27,380)	$(6,621)

BALANCE, DECEMBER 31, 2020	1,785,880	$18	5,413,197	$54	$20,772	$(31,852)	$(11,008)
Net loss	—	—	—	—	—	(3,253)	(3,253)
Issuance of class A to employees, officers and directors	651,670	6	—	—	464	—	470
Preferred stock dividends	—	—	—	—	—	(634)	(634)
BALANCE, MARCH 31, 2021	2,437,550	$24	5,413,197	$54	$21,236	$(35,739)	$(14,425)
Net income	—	—	—	—	—	943	943
Issuance of class A to employees, officers and directors	390,794	4	—	—	595	—	599
Preferred stock dividends	—	—	—	—	—	(669)	(669)
BALANCE, JUNE 30, 2021	2,828,344	$28	5,413,197	$54	$21,831	$(35,465)	$(13,552)
Net loss	—	—	—	—	—	(1,188)	(1,188)
Sale of class A common shares	19,701	—	—	—	180	—	180
Issuance of class A to employees, officers and directors	222,956	3	—	—	791	—	794
Preferred stock dividends	—	—	—	—	—	(709)	(709)
BALANCE, SEPTEMBER 30, 2021	3,071,001	$31	5,413,197	$54	$22,802	$(37,362)	$(14,475)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2020	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,838)	$(3,498)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities -
Loss on debt extinguishment	—	81
Depreciation and amortization	3,086	3,027
Amortization of debt discount	440	471
Noncash interest expense	—	280
Noncash lease expense	1,969	2,173
Provision for bad debts	538	40
Accretion of asset retirement obligation	566	526
Provision for deferred income taxes	13,856	246
Noncash compensation	44	2,360
Loss (gain) on sale of property and equipment	185	(78)
Changes in assets and liabilities
Accounts receivable	3,318	(6,036)
Prepaid expenses and other current assets	1,005	578
Other assets	138	(398)
Accounts payable and accrued liabilities	(9,108)	3,124
Deferred revenue	(138)	432
Other liabilities	(266)	849
Net cash (used in) provided by operating activities	(7,205)	4,177
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(339)	(1,428)
Proceeds from the sale of property and equipment	—	146
Net cash used in investing activities	(339)	(1,282)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(1,837)	(3,000)
Proceeds from long-term debt	14,281	4,000
Payments for debt-related costs	(281)	(354)
Proceeds from issuance of class A common stock	—	180
Settlement of tax withholding obligations	—	(497)
Net cash provided by financing activities	12,163	329
INCREASE IN CASH AND CASH EQUIVALENTS	4,619	3,224
CASH AND CASH EQUIVALENTS:
Beginning of period	2,083	4,171
End of period	$6,702	$7,395
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$4,732	$4,626

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)

September 30, 2021

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization

MediaCo Holding Inc. (“MediaCo” or the “Company”) is an Indiana corporation formed in 2019, focused on radio and outdoor advertising.

Our assets consist of two radio stations, WQHT-FM and WBLS-FM, which serve the New York City metropolitan area, as well as approximately 3,600 outdoor advertising displays in the Southeast (Georgia, Alabama, South Carolina and Florida) and the Mid-Atlantic (Kentucky, West Virginia and Ohio) regions of the United States. We derive our revenues primarily from radio and outdoor advertising sales, but we also generate revenues from events, including sponsorships and ticket sales.

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

Use of Estimates

The Company has been actively monitoring the COVID-19 situation and its impact globally, as well as domestically and in the markets we serve. Our priority has been the safety of our employees, as well as the informational needs of the communities that we serve. Through the first few months of calendar 2020, the disease became widespread around the world, and on March 11, 2020, the World Health Organization declared a pandemic. In an effort to mitigate the continued spread of COVID-19, many federal, state and local governments mandated various restrictions, including travel restrictions, restrictions on non-essential businesses and services, restrictions on public gatherings and quarantining of people who may have been exposed to the virus. These restrictions, in turn, caused the United States economy to decline and businesses to cancel or reduce amounts spent on advertising, negatively impacting our advertising-based businesses. While not a material amount, some of our advertisers experienced a material decline in their businesses and were not able to pay amounts owed to us when they came due. Beginning in the first quarter of 2021, with the increased availability of vaccines, the U.S. experienced an easing of restrictions on travel as well as social gatherings and business activities. However, the broad economic impact of the COVID-19 pandemic remains across multiple sectors, specifically disrupting logistics and global supply chains. If the spread of COVID-19 reaccelerates, or if supply chain disruptions persist, causing certain advertising categories (e.g., automotive dealers) to advertise less, we expect that our results of operations, financial condition and cash flows will continue to be negatively affected, the extent to which is difficult to estimate at this time.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Due to the uncertain future impacts of the COVID-19 pandemic and the related economic disruptions, actual results could differ from those estimates particularly as it relates to estimates reliant on forecasts and other assumptions reasonably available to the Company. The extent to which the COVID-19 pandemic and related economic disruptions impact the Company’s business and financial results will depend on future developments including, but not limited to: (i) the continued spread, duration and severity of the COVID-19 pandemic, (ii) the occurrence, spread, duration and severity of any subsequent wave or waves of outbreaks after the initial outbreak has subsided, (iii) the actions taken by the U.S. and foreign governments to contain the COVID-19 pandemic, address its impact or respond to the reduction in global and local economic activity, (iv) the occurrence, duration and severity of a global, regional or national recession, depression or other sustained adverse market event, including supply chain disruptions and other logistical difficulties, and (v) how quickly and to what extent normal economic and operating conditions can resume. The accounting matters assessed included, but were not limited to, allowance for doubtful accounts, our ability to realize our deferred tax assets, and the carrying value of goodwill, FCC licenses and other long-lived assets.

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

	For the Three Months Ended September 30,
	2020			2021
	Net Loss	Shares	Net Loss Per Share	Net Loss	Shares	Net Loss Per Share
Basic and diluted net loss per common share:
Net loss	$(2,994)			$(1,188)
Less:
Preferred dividends	534			709
Net loss attributable to common shareholders	$(3,528)	7,096	$(0.50)	$(1,897)	7,201	$(0.26)

	For the Nine Months Ended September 30,
	2020			2021
	Net Loss	Shares	Net Loss Per Share	Net Loss	Shares	Net Loss Per Share
Basic and diluted net loss per common share:
Net loss	$(22,838)			$(3,498)
Less:
Preferred dividends	1,591			2,012
Net loss attributable to common shareholders	$(24,429)	7,110	$(3.44)	$(5,510)	7,168	$(0.77)

On August 20, 2021, MediaCo Holding Inc. entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., pursuant to which the Company may offer and sell, from time to time through or to B. Riley, as agent or principal, shares of the Company’s Class A Common Stock, $0.01 par value per share, having an aggregate offering price of up to $12.5 million. During the three-month period ending September 30, 2021, Class A stock totaling $0.2 million was sold under the agreement.

The following convertible equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2021	2020	2021
	(In thousands)
Convertible Emmis promissory note	977	1,614	1,238	2,237
Convertible Standard General promissory notes	3,979	6,198	5,023	8,610
Series A convertible preferred stock	4,525	7,002	5,734	9,703
Restricted stock awards	20	915	8	861
Total anti-dilutive shares	9,501	15,729	12,003	21,411

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

The following table presents a summary of the Company’s restricted stock grants outstanding at September 30, 2021, and restricted stock activity during the nine months ended September 30, 2021 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	102,617	$5.41
Granted	1,366,334	3.37
Vested	221,490	3.65
Forfeited	15,916	3.11
Grants outstanding, end of period	1,231,545	3.49

Recognized Non-Cash Compensation Expense

The following table summarizes stock-based compensation expense recognized by the Company during the three and nine months ended September 30, 2020 and 2021. The Company did not recognize any tax benefits related to stock-based compensation during the periods presented below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2021	2020	2021
Operating expenses, excluding depreciation and amortization	$—	$338	$—	$710
Corporate expenses	44	789	44	1,650
Share-based compensation expense	$44	$1,127	$44	$2,360

As of September 30, 2021, there was $3.0 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.1 years.

Note 3. Intangible Assets

As of December 31, 2020 and September 30, 2021, intangible assets consisted of the following:

	As of December 31, 2020	As of September 30, 2021
Indefinite-lived intangible assets
FCC Licenses	$63,266	$63,266
Trade Name	733	733
Goodwill	13,102	13,102
Definite-lived intangible assets
Programming contract	220	—
Customer list	1,896	1,170
Total	$79,217	$78,271

Valuation of Indefinite-lived Broadcasting Licenses

In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s FCC licenses are considered indefinite-lived intangibles; therefore, they are not subject to amortization, but are tested for impairment at least annually as discussed below.

The carrying amounts of the Company’s FCC licenses were $63.3 million as of December 31, 2020 and September 30, 2021. Pursuant to our accounting policy, stations in a geographic market cluster are considered a single unit of accounting. The stations perform an annual impairment test of indefinite-lived intangibles as of October 1 of each year. When indicators of impairment are present, we will perform an interim impairment test. There have been no indicators of impairment since we performed our annual impairment assessment as of October 1, 2020 and therefore there has been no need to perform an interim impairment assessment. Future impairment tests may result in additional impairment charges in subsequent periods.

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

Valuation of Goodwill

ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. Under ASC 350 we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual quantitative goodwill impairment test. Given the macroeconomic environment as a result of the COVID-19 pandemic, we have elected not to perform the qualitative assessment. When performing a quantitative assessment for impairment, the Company uses a market approach to determine the fair value of the reporting unit. Management determines the fair value for the reporting unit by multiplying the cash flows of the reporting unit by an estimated market multiple. Management believes this methodology for valuing outdoor advertising businesses is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons, analyst reports, and market transactions. To corroborate the fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the Company recognizes an impairment charge equal to the difference in the statement of operations. All goodwill on the condensed consolidated balance sheets as of December 31, 2020 and September 30, 2021 is assigned to our Outdoor Advertising segment. While the COVID-19 pandemic has negatively affected our outdoor operations, as of September 30, 2021, we don’t believe the long-term value of the outdoor business, and thus the associated goodwill, has been impaired. The Company conducts its impairment test as of October 1 of each year, unless indications of impairment exist during an interim period.

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

Definite-lived intangibles

The following table presents the weighted-average useful life at September 30, 2021, and the gross carrying amount and accumulated amortization for our definite-lived intangible assets at December 31, 2020, and September 30, 2021:

	As of December 31, 2020			As of September 30, 2021
	(in 000's, except years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Programming agreement	$2,154	$1,934	$220	$2,154	$2,154	$—	—
Customer list	2,906	1,010	1,896	2,906	1,736	1,170	1.2

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

Total amortization expense from definite-lived intangible assets for the three and nine-month periods ended September 30, 2020 was $0.5 million and $1.0 million, respectively. Total amortization expense from definite-lived intangible assets for the three and nine-month periods ended September 30, 2021 was $0.3 million and $0.9 million, respectively. The following table presents the Company's estimate of future amortization expense for definite-lived intangible assets:

Year ending December 31,	Expected Amortization Expense
Remainder of 2021	$243
2022	927

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

Disaggregation of revenue

The following table presents the Company's revenues disaggregated by revenue source:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	% of Total	2021	% of Total	2020	% of Total	2021	% of Total
Revenue by Source:
Radio Advertising	$4,633	49.5%	$8,073	45.3%	$13,641	48.5%	$21,941	52.3%
Outdoor Advertising (1)	2,957	31.6%	3,197	17.9%	9,254	32.9%	9,407	22.4%
Nontraditional	203	2.2%	4,206	23.6%	451	1.6%	4,635	11.1%
Digital	476	5.1%	1,001	5.6%	1,490	5.3%	2,151	5.1%
Other	1,091	11.6%	1,343	7.6%	3,305	11.7%	3,805	9.1%
Total net revenues	$9,360		$17,820		$28,141		$41,939

(1) A substantial portion of this revenue is from lessor revenue derived from operating leases accounted for under ASC 842, “Leases.”

Note 5. Long Term Debt

Long-term debt was comprised of the following at December 31, 2020, and September 30, 2021:

	December 31, 2020	September 30, 2021
Senior credit facility	$70,972	$68,170
Notes payable to Emmis	5,535	5,535
Notes payable to SG Broadcasting	21,400	25,425
Less: Current maturities	(1,836)	(1,836)
Less: Unamortized original issue discount	(2,153)	(1,955)
Total long-term debt, net of current portion and debt discount	$93,918	$95,339

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

As of September 30, 2021, a number of amendments had been entered into by the Company and GACP to modify, among other things, certain provisions relating to the repayment of the Term Loan (as defined in the Senior Credit Facility). On May 19, 2021, the Company entered into Amendment No. 4 to its Senior Credit Facility. Under the terms of Amendment No. 4:

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

For the period May 19, 2021 through September 30, 2021, the multiple applied to billboard cash flow was in excess of 3.5x and the advance rate applied to the Company's FCC Licenses exceeded 60% in order for the Company to achieve minimal compliance with its loan to value covenant. Therefore, the incremental annual interest rate of 1% applied during this period and additional interest payments of $174 thousand and $199 thousand were paid in kind during the three and nine month periods ended September 30, 2021, respectively, all of which were added to the principal balance outstanding. $57 thousand of incremental interest was accrued for at September 30, 2021 and was paid in kind after September 30, 2021.

As of September 30, 2021, there is $68.2 million outstanding under the Senior Credit Facility, which is carried net of a total unamortized discount of $2.0 million.

Emmis Convertible Promissory Note

The Emmis Convertible Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, including any applicable paid in kind rate, or if no senior credit facility is outstanding, of 6.0%, plus an additional 1.0% on any payment of interest in kind and, without regard to whether the Company pays such interest in kind, an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. Because the Senior Credit Facility prohibits the Company from paying interest in cash on the Emmis Convertible Promissory Note, the Company has been accruing interest since inception using the rate applicable if the interest will be paid in kind. The Emmis Convertible Promissory Note is convertible, in whole or in part, into MediaCo Class A common stock at the option of Emmis and at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion. The Emmis Convertible Promissory Note matures on November 25, 2024. As of September 30, 2021, the principal balance outstanding under the Emmis Convertible Promissory Note is $5.5 million.

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

The Additional SG Broadcasting Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, including any applicable paid in kind rate, or if no senior credit facility is outstanding, of 6.0%, and an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. The Additional SG Broadcasting Promissory Note matures on May 25, 2025. Additionally, interest under the Additional SG Broadcasting Promissory Note is payable in kind through maturity, and is convertible into MediaCo Class A common stock at the option of SG Broadcasting at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion. On September 30, 2021, annual interest of $25 thousand was paid in kind and added to the principal balance outstanding.

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

As of September 30, 2021, there was a total of $25.4 million outstanding under the Second Amended and Restated SG Broadcasting Promissory Note, the Additional SG Broadcasting Promissory Note and the May 2021 SG Broadcasting Promissory Note.

Based on amounts outstanding at September 30, 2021, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

Year ended December 31,	Senior Credit Facility	Emmis Note	SG Broadcasting Notes	Total Payments
Remainder of 2021	$—	$—	$—	$—
2022	2,754	—	—	2,754
2023	3,672	—	—	3,672
2024	61,744	5,535	—	67,279
2025	—	—	25,425	25,425
Total	$68,170	$5,535	$25,425	$99,130

Note 6. Regulatory, Legal and Other Matters

From time to time, our stations are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

Note 7. Income Taxes

The effective tax rate for the nine months ended September 30, 2020 and 2021 was (154)% and (8)%, respectively. During the three-month period ended June 30, 2020, as a result of a sharp deterioration of business activity related to the COVID-19 pandemic and the significant operating losses expected in 2020, the Company determined that it was more likely than not that it would be unable to realize its deferred tax assets and recorded a $15.6 million valuation allowance against these assets through an increase to our provision for income taxes. Our effective tax rate for the nine months ended September 30, 2021 differs from the statutory tax rate due to the recognition of additional valuation allowance.

Note 8. Acquisitions

On May 25, 2021, the Company purchased 24 outdoor advertising structures consisting of 41 faces from DS Outdoor LLC dba Hotspots Outdoor for $0.4 million. The structures are located in Alabama.

On June 25, 2021, the Company purchased 8 outdoor advertising structures consisting of 26 faces from Carpenter Outdoor, LLC for $0.4 million. The structures are located in Georgia.

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

Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. Variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time, are expensed in the period in which the obligation for these payments was incurred. Variable lease expense recognized in the nine months ended September 30, 2021, was not material.

We elected not to apply the recognition requirements of ASC 842, “Leases”, to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, we recognized lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized in the nine months ended September 30, 2021, was not material.

The impact of operating leases to our condensed consolidated financial statements was as follows:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2020	2021	2020	2021
Operating lease cost	$1,247	$1,265	$3,740	$3,769

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2020	2021
Operating cash flows from operating leases	$3,754	$3,860
Right-of-use assets obtained in exchange for new operating lease liabilities	—	314

	As of December 31,	As of September 30,
	2020	2021
Weighted average remaining lease term - operating leases (in years)	9.0	9.5
Weighted average discount rate - operating leases	9.1%	9.3%

As of September 30, 2021, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ending December 31,
Remainder of 2021	$1,367
2022	5,368
2023	4,346
2024	2,845
2025	2,829
After 2025	15,358
Total lease payments	32,113
Less imputed interest	10,300
Total recorded lease liabilities	$21,813

Our outdoor advertising business generates lessor revenue derived from operating leases accounted for under ASC 842, “Leases.” Minimum fixed lease consideration under non-cancelable operating leases for each of the next five years and thereafter, excluding variable lease consideration, as of September 30, 2021, is as follows:
Year ending December 31,
Remainder of 2021	$2,662
2022	3,180
2023	73
2024	8
2025	—
After 2025	—

Note 10. Asset Retirement Obligations

The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations.

Balance at December 31, 2020	$6,316
Additions to asset retirement obligations	161
Accretion expense	526
Liabilities settled	(79)
Balance at September 30, 2021	$6,924

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

Three Months Ended September 30, 2021	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$14,361	$3,459	$—	$17,820
Operating expenses excluding depreciation and amortization expense	10,467	2,073	—	12,540
Corporate expenses	—	—	2,422	2,422
Depreciation and amortization	179	889	—	1,068
Operating income (loss)	$3,715	$497	$(2,422)	$1,790

Three Months Ended September 30, 2020	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$6,200	$3,160	$—	$9,360
Operating expenses excluding depreciation and amortization expense	5,573	2,179	—	7,752
Corporate expenses	—	—	1,214	1,214
Depreciation and amortization	208	688	—	896
Loss on disposal of assets	—	103	—	103
Operating income (loss)	$419	$190	$(1,214)	$(605)

Nine Months Ended September 30, 2021	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$31,714	$10,225	$—	$41,939
Operating expenses excluding depreciation and amortization expense	21,497	6,622	—	28,119
Corporate expenses	—	—	5,908	5,908
Depreciation and amortization	553	2,474	—	3,027
Gain on disposal of assets	—	(78)	—	(78)
Operating income (loss)	$9,664	$1,207	$(5,908)	$4,963

Nine Months Ended September 30, 2020	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$18,368	$9,773	$—	$28,141
Operating expenses excluding depreciation and amortization expense	16,509	7,106	—	23,615
Corporate expenses	—	—	3,311	3,311
Depreciation and amortization	689	2,397	—	3,086
Loss on disposal of assets	—	185	—	185
Operating income (loss)	$1,170	$85	$(3,311)	$(2,056)

Total Assets	Radio	Outdoor Advertising	Consolidated
As of December 31, 2020	$84,219	$62,132	$146,351
As of September 30, 2021	89,090	62,591	151,681

Note 12. Employee Retention Credits

The Consolidated Appropriations Act, passed in December 2020, expanded the employee retention credit program. The credits cover 70% of qualified wages, plus the cost to continue providing health benefits to our employees, subject to a $7 thousand cap per employee per quarter. Due to revenue declines we have experienced, we qualified for approximately $0.9 million and $1.0 million of employee retention credits during the second quarter and third quarter of 2021, respectively. During the third quarter, the Company received a payment of $0.9 million related to the second quarter employee retention credits and retained $0.8 million of employment tax withholdings. Approximately $0.2 million of employee retention credits are recorded in other current assets in the accompanying condensed consolidated balance sheets and are expected to be collected by the Company after filing its Form 941 Employer's Quarterly Federal Tax Return for the third quarter of 2021.

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

For the nine months ended September, 2020 and 2021, MediaCo recorded $0.9 million of management fee expense, which is included in corporate expenses in the accompanying condensed consolidated statements of operations. $0.1 million was unpaid as of September 30, 2021 and December 31, 2020, and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. Emmis has given formal notice that it does not intend to extend the Management Agreement beyond the initial term, which expires in November 2021.

Under the Employee Leasing Agreement, the employees of the Stations remained employees of Emmis and we reimbursed Emmis for the cost of these employees, including health and benefit costs. Expense related to the Employee Leasing Agreement, which is included in operating expenses, was $7.0 million for the nine months ended September 30, 2020. No amount of expense related to the Employee Leasing Agreement remained unpaid as of December 31, 2020. Effective January 1, 2021, the Employee Leasing Agreement was terminated, and the Company hired all of the leased employees and assumed the employment and collective bargaining agreements related to leased employees. The Employee Leasing Agreement was terminated at the expiration of the initial term, so no early termination penalties were incurred.

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

On September 30, 2021, annual interest of $25 thousand on the Second Amended Promissory Note was paid in kind and added to the principal balance outstanding. Consequently, the principal amount outstanding under the Emmis Convertible Promissory Note and the SG Broadcasting Promissory Notes as of September 30, 2021 was $5.5 million and $25.4 million, respectively.

The Company recognized interest expense of $0.4 million and $0.5 million related to the Emmis Convertible Promissory Note for the nine months ended September 30, 2020 and September 30, 2021, respectively. The Company recognized interest expense of $0.8 million and $1.8 million related to the SG Promissory Notes for the nine months ended September 30, 2020 and September 30, 2021, respectively.

The terms of these notes are described in Note 5.

Convertible Preferred Stock

On December 13, 2019, in connection with the purchase of our outdoor advertising segment, the Company issued to SG Broadcasting 220,000 shares of MediaCo Series A Convertible Preferred Stock.

MediaCo Series A Preferred Shares rank senior in preference to the MediaCo Class A common stock, MediaCo Class B common stock, and the MediaCo Class C common stock. Pursuant to the Articles of Amendment, the ability of the Company to make distributions with respect to, or make a liquidation payment on, any other class of capital stock in the Company designated to be junior to, or on parity with, the MediaCo Series A Preferred Shares, will be subject to certain restrictions, including that (i) the MediaCo Series A Preferred Shares shall be entitled to receive the amount of dividends per share that would be payable on the number of whole common shares of the Company into which each share of MediaCo Series A Preferred Shares could be converted, and (ii) the MediaCo Series A Preferred Shares, upon any liquidation, dissolution or winding up of the Company, shall be entitled to a preference on the assets of the Company. Issued and outstanding shares of MediaCo Series A Preferred Shares shall accrue cumulative dividends, payable in kind, at an annual rate equal to the interest rate on any senior debt of the Company, including any applicable paid in kind rate (see Note 5), or if no senior debt is outstanding, 6%, plus additional increases of 1% on December 12, 2020 and each anniversary thereof. The current rate in effect at September 30, 2021 is 11.5%.

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

On December 13, 2020, $2.1 million of dividends were paid in kind. The payment in kind increased the accrued value of the preferred stock and no additional shares were issued as part of this payment. Dividends on Series A Convertible Preferred Stock held by SG Broadcasting were $1.6 million and $2.0 million for the nine months ended September 30, 2020 and 2021, respectively. As of December 31, 2020, and September 30, 2021, unpaid cumulative dividends were $0.1 million and $2.1 million, respectively, and included in the balance of preferred stock in the accompanying condensed consolidated balance sheets.

Loan Proceeds Participation Agreement

On April 22, 2020, MediaCo and Emmis entered into a certain Loan Proceeds Participation Agreement (the “LPPA”) pursuant to which (i) Emmis agreed to use certain of the proceeds of the loan Emmis received pursuant to the Paycheck Protection Program (“PPP”) under Division A, Title I of the CARES Act to pay certain wages of employees leased to MediaCo pursuant to the Employee Leasing Agreement, between Emmis and MediaCo, (ii) Emmis agreed to waive up to $1.5 million in reimbursement obligations of MediaCo to Emmis under the Employee Leasing Agreement to the extent that the PPP Loan is forgiven, and (iii) MediaCo agreed to promptly pay Emmis an amount equal to 31.56% of the amount of the PPP Loan, if any, that Emmis is required to repay, up to the amount of the reimbursement obligations forgiven under (ii) above. Standard General L.P., on behalf of all of the funds for which it serves as an investment advisor, agreed to guaranty MediaCo’s obligations under the LPPA. During the nine months ended September 30, 2021, Emmis received notification that the full amount of the loan has been forgiven.

Management Agreement for Billboards LLC

On August 11, 2020, the board of directors of the Company unanimously authorized the entry into a certain Management Agreement (the “Billboard Agreement”) between Fairway Outdoor LLC (a subsidiary of the Company, “Fairway”) and Billboards LLC (an affiliate of Standard General, “Billboards”). Under the Billboard Agreement, Fairway will manage the billboard business of Billboards in exchange for payments of $25 thousand per quarter and reimbursement of all out-of-pocket expenses incurred by Fairway in the performance of its duties under the Billboard Agreement. The Billboard Agreement has an effective date of August 1, 2020, has a term of three years, and has customary provisions on limitation of liability and indemnification. Income recognized in relation to the Billboard Agreement for the nine-month periods ended September 30, 2020 and 2021 was $17 thousand and $0.1 million, respectively. Additionally, Fairway incurred $0.1 million of out-of-pocket expenses for both of the nine-month periods ended September 30, 2020 and 2021. As of both December 31, 2020 and September 30, 2021, there was $0.2 million due from Billboards in relation to the Billboard Agreement and recorded as a receivable in the accompanying condensed consolidated balance sheets, comprised of both the management fee and out of pocket expenses due to Fairway.

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

GENERAL

We own and operate two radio stations located in New York City and outdoor advertising businesses geographically focused in the Southeast (Georgia, Alabama, South Carolina and Florida) and the Mid-Atlantic (Kentucky, West Virginia and Ohio) regions. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales are the primary component of our consolidated revenues. These rates are in large part based on our radio stations’ ability to attract audiences in demographic groups targeted by their advertisers and the number of persons exposed to our billboards. The Nielsen Company generally measures radio station ratings weekly for markets measured by the Portable People Meter™, which includes all of our radio stations, while Geopath Insight Suite is the annual audience location measurement used for our billboards. Because audience ratings in a radio station’s local market are critical to the station’s financial success, our strategy is to use market research, advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.

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

The following table summarizes the sources of our revenues for the three and nine months ended September 30, 2020 and 2021. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations conduct in their local market. The category “Other” includes, among other items, revenues related to network revenues, production of billboard advertisements and barter.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	% of Total	2021	% of Total	2020	% of Total	2021	% of Total
	(Amounts in thousands)
Revenue by Source:
Radio Advertising	$4,633	49.5%	$8,073	45.3%	$13,641	48.5%	$21,941	52.3%
Outdoor Advertising (1)	2,957	31.6%	3,197	17.9%	9,254	32.9%	9,407	22.4%
Nontraditional	203	2.2%	4,206	23.6%	451	1.6%	4,635	11.1%
Digital	476	5.1%	1,001	5.6%	1,490	5.3%	2,151	5.1%
Other	1,091	11.6%	1,343	7.6%	3,305	11.7%	3,805	9.1%
Total net revenues	$9,360		$17,820		$28,141		$41,939

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

The results of our radio operations are solely dependent on the results of our stations in the New York market. Some of our competitors that operate larger station clusters in the New York market are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were up 44.1% for the nine months ended September 30, 2021, as compared to the same period of the prior year. During this period, as measured by Miller Kaplan, revenues for our stations were up 73.1%. Our outperformance was largely driven by our largest outdoor concert, Summer Jam, which was held in August 2021. Due to the pandemic, we cancelled the concert in 2020, so there are no comparative revenues in the prior year related to this event.

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

The Company has been actively monitoring the COVID-19 situation and its impact globally, as well as domestically and in the markets we serve. Our priority has been the safety of our employees, as well as the informational needs of the communities that we serve. Through the first few months of calendar 2020, the disease became widespread around the world, and on March 11, 2020, the World Health Organization declared a pandemic. In an effort to mitigate the continued spread of COVID-19, many federal, state and local governments mandated various restrictions, including travel restrictions, restrictions on non-essential businesses and services, restrictions on public gatherings and quarantining of people who may have been exposed to the virus. These restrictions, in turn, caused the United States economy to decline and businesses to cancel or reduce amounts spent on advertising, negatively impacting our advertising-based businesses. While not a material amount, some of our advertisers experienced a material decline in their businesses and were not able to pay amounts owed to us when they came due. Beginning in the first quarter of 2021, with the increased availability of vaccines, the U.S. experienced an easing of restrictions on travel as well as social gatherings and business activities. However, the broad economic impact of the COVID-19 pandemic remains across multiple sectors, specifically disrupting logistics and global supply chains. If the spread of COVID-19 reaccelerates, or if supply chain disruptions persist, causing certain advertising categories (e.g., automotive dealers) to advertise less, we expect that our results of operations, financial condition and cash flows will continue to be negatively affected, the extent to which is difficult to estimate at this time.

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

FCC Licenses

As of December 31, 2020 and September 30, 2021, we have recorded approximately $63.3 million in FCC licenses, which represents approximately 43% and 42% of our total assets, respectively. We would not be able to operate our radio stations without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, each of our FCC licenses has been renewed at the end of its respective period, and we expect that each FCC license will continue to be renewed in the future. We consider our FCC licenses to be indefinite-lived intangibles.

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

Valuation of Goodwill

ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. Under ASC 350 we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual quantitative goodwill impairment test. Given the macroeconomic environment as a result of the COVID-19 pandemic, we have elected not to perform the qualitative assessment. When performing a quantitative assessment for impairment, the Company uses a market approach to determine the fair value of the reporting unit. Management determines the fair value for the reporting unit by multiplying the cash flows of the reporting unit by an estimated market multiple. Management believes this methodology for valuing outdoor advertising businesses is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons, analyst reports, and market transactions. To corroborate the fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the Company recognizes an impairment charge equal to the difference in the statement of operations. All goodwill on the condensed consolidated balance sheets as of December 31, 2020 and September 30, 2021 is assigned to our Outdoor Advertising segment. While the COVID-19 pandemic has negatively affected our outdoor operations, as of September 30, 2021, we don’t believe the long-term value of the outdoor business, and thus the associated goodwill, has been impaired. The Company conducts its impairment test as of October 1 of each fiscal year, unless indications of impairment exist during an interim period.

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

Results of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2021, Compared to September 30, 2020

Net revenues:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2021	$ Change	% Change	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$6,200	$14,361	$8,161	131.6%	$18,368	$31,714	$13,346	72.7%
Outdoor Advertising	3,160	3,459	299	9.5%	9,773	10,225	452	4.6%
Total net revenues	$9,360	$17,820	$8,460	90.4%	$28,141	$41,939	$13,798	49.0%

Net radio revenues increased for both the three-month and nine-month periods ended September 30, 2021, as a result of overall advertising revenues rebounding from the COVID-19 pandemic. In addition, various state and local departments of health increased their advertising to drive education and awareness surrounding vaccination efforts. Our stations benefited more than stations serving the general population due to the targeted nature of the awareness campaigns. Also, during the third quarter of the current year, we held our annual outdoor concert, Summer Jam, which was cancelled in the second quarter of the prior year due to the COVID-19 pandemic.

We typically monitor the performance of our stations against the aggregate performance of the market in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for the New York radio market increased 44.1% for the nine-month period ended September 30, 2021, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were up 73.1% for the nine-month period ended September 30, 2021, as compared to the same period of the prior year.

Outdoor advertising revenues increased for the three-month and nine-month periods ended September 30, 2021, attributable to overall advertising revenues rebounding from the COVID-19 pandemic, which didn’t meaningfully impact our performance until the second quarter of 2020. Revenues in our outdoor advertising business have been less volatile than our radio business due to greater geographic diversification and longer duration advertising contracts with customers.

Operating expenses excluding depreciation and amortization expense:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2021	$ Change	% Change	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
Operating expenses excluding depreciation and amortization expense
Radio	$5,573	$10,467	$4,894	87.8%	$16,509	$21,497	$4,988	30.2%
Outdoor Advertising	2,179	2,073	(106)	(4.9)%	7,106	6,622	(484)	(6.8)%
Total operating expenses excluding depreciation and amortization expense	$7,752	$12,540	$4,788	61.8%	$23,615	$28,119	$4,504	19.1%

Radio operating expenses excluding depreciation and amortization expense increased during the three-month and nine-month periods ended September 30, 2021 due to expenses associated with Summer Jam, our largest outdoor concert held in August 2021, but cancelled in the second quarter of the prior year due to the COVID-19 pandemic.

Outdoor advertising operating expenses excluding depreciation and amortization are largely fixed in nature; however, we recorded approximately $0.3 million and $0.6 million of employee retention credits in the three and nine-month periods ended September 30, 2021, respectively, which reduced operating expenses when compared to the three and nine-month periods ended September 30, 2020.

Corporate expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2021	$ Change	% Change	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses	$1,214	$2,422	$1,208	99.5%	$3,311	$5,908	$2,597	78.4%

The increase in corporate expenses for both the three and nine-month periods ended September 30, 2021 relate to personnel hires in advance of the management agreement between the Company and Emmis ending in November 2021, as well as noncash compensation expense associated with restricted stock grants. These increases were partially offset by approximately $0.1 million and $0.2 million of employee retention credits recorded in the three and nine-month periods ended September 30, 2021, respectively.

Depreciation and amortization:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2021	$ Change	% Change	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization
Radio	$208	$179	$(29)	(13.9)%	$689	$553	$(136)	(19.7)%
Outdoor Advertising	688	889	$201	29.2%	2,397	2,474	77	3.2%
Total depreciation and amortization	$896	$1,068	$172	19.2%	$3,086	$3,027	$(59)	(1.9)%

Radio depreciation and amortization expense decreased due to certain assets becoming fully depreciated in the prior year. Outdoor advertising depreciation and amortization increased due to revisions to the preliminary purchase price allocation recorded during 2020 and associated adjustments to depreciation and amortization, coupled with depreciation expense associated with two small asset acquisitions that closed in the second quarter of the current year.

Loss (gain) on sale of assets:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2021	$ Change	% Change	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
Loss (gain) on sale of assets
Outdoor Advertising	$103	$—	$(103)	N/M	$185	$(78)	$263	142.2%
Total loss (gain) on sale of assets	$103	$—	$(103)	N/M	$185	$(78)	$263	142.2%

The gain on sale of assets in the nine months ended September 30, 2021 principally relates to the disposal of certain outdoor advertising assets during the second quarter. The loss on disposal of assets in the three and nine-month periods ended September 30, 2020 also relates to the disposal of certain outdoor advertising structures in the normal course of business.

Operating (loss) income:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2021	$ Change	% Change	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
Operating (loss) income
Radio	$419	$3,715	$3,296	786.6%	$1,170	$9,664	$8,494	726.0%
Outdoor Advertising	190	497	307	161.6%	85	1,207	1,122	1320.0%
All Other	(1,214)	(2,422)	(1,208)	(99.5)%	(3,311)	(5,908)	(2,597)	(78.4)%
Total operating (loss) income	$(605)	$1,790	$2,395	395.9%	$(2,056)	$4,963	$7,019	341.4%

Radio and outdoor advertising operating income increased in the three and nine-month periods ended September 30, 2021, due to advertising revenues rebounding from the impact of the pandemic in the prior year. In addition, for the three and nine-month periods ended September 30, 2021, the Company qualified for employee retention credits of $1.0 million and $1.9 million, respectively, and recorded the benefit as a reduction to operating expenses.

Interest expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2021	$ Change	% Change	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(2,411)	$(2,895)	$(484)	20.1%	$(6,928)	$(8,134)	$(1,206)	17.4%

Interest expense increased due to (i) the additional funding from SG Broadcasting during 2021, which took the form of additional loans, (ii) accrued interest on the Emmis Promissory Note and SG Broadcasting Promissory Notes being paid in kind in the fourth quarter of 2020, and (iii) an additional 1% paid in kind interest rate applicable beginning May 19, 2021 as a result of Amendment No. 4 to the senior credit facility.

Loss on debt extinguishment

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2021	$ Change	% Change	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$—	$—	$—	N/A	$—	$(81)	$(81)	N/M

The loss on debt extinguishment recorded during the nine months ended September 30, 3021 relates to the unscheduled principal payment of $3 million required under Amendment No. 4 to the senior credit facility. In connection with this principal payment, we wrote-off a pro rata portion of the unamortized debt discount and recognized this as a loss on debt extinguishment.

(Benefit) provision for income taxes:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2021	$ Change	% Change	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
(Benefit) provision for income taxes	$(22)	$83	$105	(477.3)%	$13,854	$246	$(13,608)	(98.2)%

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

Consolidated net loss:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2021	$ Change	% Change	2020	2021	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net loss	$(3,528)	$(1,897)	$1,631	(46.2)%	$(24,429)	$(5,510)	$18,919	(77.4)%

Net loss decreased for the three and nine-month periods ended September 30, 2021, primarily due to an increase in operating income and, in the case of the nine-month period, a decrease in provision for income taxes, partially offset by an increase in interest expense.

Liquidity and Capital Resources

At September 30, 2021, we had cash and cash equivalents of $7.4 million and net working capital of $5.9 million. At December 31, 2020, we had cash and cash equivalents of $4.2 million and net working capital of $4.4 million. The increase in net working capital is mostly due to an increase in cash and accounts receivable resulting from improved business operations. The impact of this is partially offset by an increase in accrued interest due to the timing of annual interest paid in kind on the Emmis Convertible Promissory Note and the promissory notes due to SG Broadcasting.

Cash flows provided by operating activities were $4.2 million for the nine months ended September 30, 2021 versus cash flows used in operating activities of $7.2 million for the nine months ended September 30, 2020. The increase was mainly attributable to an increase in operating income as we recover from the COVID-19 pandemic.

Cash flows used in investing activities were $1.3 million for the nine months ended September 30, 2021, attributable to the acquisition of billboard structures and routine capital expenditures, partially offset by the proceeds from the sale of certain outdoor advertising assets. Cash flows used in investing activities were $0.3 million for the nine months ended September 30, 2020, attributable to capital expenditures.

Cash flows provided by financing activities were $0.3 million for the nine months ended September 30, 2021, due to debt proceeds of $4.0 million and proceeds from the issuance of Class A common stock of $0.2 million, net of debt payments and debt-related costs of $3.4 million and settlement of tax withholding obligations of $0.5 million. Cash flows provided by financing activities were $12.2 million for the nine months ended September 30, 2020, due to $14.3 million of debt proceeds, partially offset by debt payments and debt-related costs of $2.1 million.

Our primary sources of liquidity are cash provided by operations, cash available through borrowings from Standard General, and sales of Class A common stock. Our primary uses of capital have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements and acquisitions.

The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness.

Intangibles

As of September 30, 2021, approximately 42% of our total assets consisted of FCC broadcast licenses, the values of which depend significantly upon various factors including, among other things, market revenues, market growth rates and the operational results of our businesses. We would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, substantially all FCC licenses have been renewed at or after the end of their respective periods, and we expect that our FCC licenses will be renewed in the future.

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

Based upon the Controls Evaluation, our CEO and CFO concluded that as of September 30, 2021, our Disclosure Controls are effective to ensure that information relating to MediaCo Holding Inc. and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Refer to Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In the opinion of management of the Company there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

Item 5.    Other Information

On November 10, 2021, MediaCo entered into an employment agreement with Rahsan-Rahsan Lindsay, effective as of July 1, 2021, to serve as the Company’s Chief Executive Officer through June 30, 2023.  Under the agreement, Mr. Lindsay’s annual base salary rate is $550,000.  His annual incentive bonus target is 60% of his base salary.  The annual incentive bonus will be paid, if at all, based upon achievement of certain performance goals to be determined by the Company. The Company retains the right to pay such annual incentive bonus in cash or shares of our Class A common stock.  Mr. Lindsay also retains the right to participate in all of our employee benefit plans for which he is otherwise eligible.  On July 1, 2021, Mr. Lindsay was granted 191,174 restricted shares of the Company’s Class A common stock, which are scheduled to vest in eight equal quarterly installments, with the first installment vesting on October 1, 2021.  If the Agreement is terminated (i) by the Company during the term other than for “Cause” (as defined in the agreement) or other than upon Mr. Lindsay’s death or Disability (as defined in the Agreement), or (ii) by Mr. Lindsay for “Good Reason” (as defined in the agreement), Mr. Lindsay will be entitled to severance equal to six months’ base salary and the vesting of his equity grants will accelerate, provided in each case he signs a separation agreement and general release.  The agreement also contains customary confidentiality, non-competition, non-solicitation and anti-raiding restrictions that apply to Mr. Lindsay during and after the term.  This description of the employment agreement is qualified in its entirety by reference to the employment agreement, a copy of which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 6.    Exhibits

(a)	Exhibits.

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit			Incorporated by Reference
Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of MediaCo Holding Inc., as amended		10-KT	12/31/2019	3.1	3/27/2020
3.2	Amended and Restated Code of Bylaws of MediaCo Holding Inc.		10-K	12/31/2020	3.2	3/30/2021
10.1	Employment agreement, effective as of July 1, 2021, by and between MediaCo Holding Inc. and Rahsan-Rahsan Lindsay	X
31.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIACO HOLDING INC.

Date: November 12, 2021	By:	/s/ RYAN A. HORNADAY
Ryan A. Hornaday
Executive Vice President, Chief Financial Officer and
Treasurer