Form 10-K
period 2021-12-31
Mediaco Holding Inc.
filed 2022-03-24
CIK 1784254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

for the Fiscal Year Ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was $10,182,038.

The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of March 16, 2022, was:

2,914,606         Class A Common Shares, $.01 par value

5,413,197     Class B Common Shares, $.01 par value

—Class C Common Shares, $.01 par value

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference

Proxy Statement for 2022 Annual Meeting of Shareholders expected to be filed by May 2, 2022 (the first business day following the day that is 120 days after the last day of the registrant’s 2021 fiscal year)

Part III

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

PART I

ITEM 1. BUSINESS

GENERAL

MediaCo Holding Inc. (“MediaCo” or the “Company”) is an owned and operated multi-media company formed in Indiana in 2019, focused on radio and outdoor advertising.

Our assets consist of two radio stations, WQHT-FM and WBLS-FM, which serve the New York City demographic market area that primarily targets Black, Hispanic, and multi-cultural consumers, as well as approximately 3,500 outdoor advertising displays in the Southeast (Georgia, Alabama, South Carolina and Florida) and the Mid-Atlantic (Kentucky, West Virginia and Ohio) regions of the United States. We derive our revenues primarily from radio, outdoor, and digital advertising sales, but we also generate revenues from events, including sponsorships and ticket sales, licensing, and syndication.

Unless the context otherwise requires, references to “we”, “us” and “our” refer to MediaCo and its subsidiaries.

BUSINESS STRATEGY

We are committed to improving the operating results of our core assets while simultaneously seeking future growth opportunities in new radio businesses that focus predominately on multi-cultural audiences in the national and digital advertising spaces and outdoor advertising businesses that focus on underserved areas. Our strategy is focused on the following operating principles:

Develop unique and compelling content and strong brands

Our established nationally recognized media brands have achieved and sustained a leading position in their respective local market segments over many years, with each having a strong brand identity that reaches beyond its local footprint. The knowledge of the New York market and consistently producing unique and compelling content that meets the needs of our target audiences are critical to our success. As such, we make substantial investments in areas such as market research, data analysis and creative talent to ensure that our content remains relevant and fresh, has a meaningful impact on the communities we serve and reinforces the core brand image of each respective property.

Extend the reach and relevance of our local brands through digital platforms

In recent years, we have placed substantial emphasis on enhancing the distribution of our radio content through digital and mobile platforms. We believe these digital platforms offer excellent opportunities to further enhance the relationships we have with our audiences by allowing them to consume and share our content in new ways and providing us with new distribution channels for one-to-one communication with our end user.

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

RADIO STATIONS

In the following table, “Market Rank by Revenue” is the ranking of the market revenue size of the principal radio market served by our stations among all radio markets in the United States. Market revenue rankings are from BIA’s Investing In Radio 2021, fourth edition. “Ranking in Primary Demographic Target” is the ranking of the station within its designated primary demographic target among all radio stations in its market based on the January 2022 Nielsen Audio, Inc. (“Nielsen”) Portable People Meter results. A “t” indicates the station tied with another station for the stated ranking. “Station Audience Share” represents a percentage generally computed by dividing the average number of persons in the primary demographic listening to a particular station during specified time periods by the average number of such persons in the primary demographic for all stations in the market area as determined by Nielsen.

STATION AND MARKET	MARKET RANK BY REVENUE	FORMAT	PRIMARY DEMOGRAPHIC TARGET AGES	RANKING IN PRIMARY DEMOGRAPHIC TARGET	STATION AUDIENCE SHARE
New York, NY	2
WQHT-FM		Hip-Hop	18-34	4	5.1
WBLS-FM		Urban Adult Contemporary	25-54	4	5.0

RADIO ADVERTISING SALES

Our stations derive their advertising revenue from local and regional spot radio and digital advertising in the marketplaces in which they operate, as well as from the sale of national advertising. Local and most regional sales are made by a station’s sales staff. National sales are made by firms specializing in such sales, which are compensated on a commission-only basis. We believe that the volume of national advertising revenue tends to adjust to shifts in a station’s audience share position more rapidly than does the volume of local and regional advertising revenue. During the year ended December 31, 2021, approximately 21% of our total radio advertising revenues were derived from national sales, and 79% were derived from local sales.

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

OUTDOOR ADVERTISING

As of December 31, 2021, we owned and operated approximately 3,500 outdoor advertising displays in seven states. Our outdoor advertising businesses generally derive approximately 74% of billboard advertising net revenues from bulletin rentals, 15% from poster rentals, and 11% from digital billboard rentals.

Bulletins are large, advertising structures (the most common size is fourteen feet high by forty-eight feet wide, or 672 square feet) consisting of panels on which advertising copy is displayed. We wrap advertising copy printed with computer-generated graphics on a single sheet of vinyl around the structure. To attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways and target vehicular traffic. At December 31, 2021, we operated approximately 1,115 bulletin structures with a total of 2,530 faces.

We generally lease individually selected bulletin space to advertisers for the duration of the contract (customarily 12 months). We also lease bulletins as part of a rotary plan under which we rotate the advertising copy from one bulletin location to another within a particular market at stated intervals (usually every sixty to ninety days) to achieve greater reach within that market.

Posters are smaller advertising structures (the most common size is eleven feet high by twenty-three feet wide, or 250 square feet; we also operate junior posters, which are five feet high by eleven feet wide, or 55 square feet). Poster panels utilize a single flexible sheet of polyethylene material that inserts onto the face of the panel. Posters are concentrated on major traffic arteries and target vehicular traffic, and junior posters are concentrated on city streets and target hard-to-reach pedestrian traffic and nearby residents. At December 31, 2021, we operated approximately 335 poster displays with a total of 729 faces.

We generally lease poster space for four to 52 weeks; determined by the advertiser’s campaign needs. Posters are sold in packages of Target Rating Point (“TRP”) levels, which determine the percentage of a target audience an advertiser needs to reach. A package may include a combination of poster locations in order to meet reach and frequency campaign goals.

In addition to the traditional static displays, we also rent digital billboards. Digital billboards are large electronic light emitting diode (“LED”) displays (the most common sizes are fourteen feet high by forty-eight feet wide, or 672 square feet; ten and a half feet high by thirty six feet wide, or 378 square feet; and ten feet high by twenty-one feet wide, or 210 square feet) that are generally located on major traffic arteries and city streets. Digital billboards can generate over one billion colors and vary in brightness based on ambient conditions. They display completely digital advertising copy from various advertisers in a slide show fashion, rotating each advertisement approximately every 6 to 8 seconds. At December 31, 2021, our inventory included 21 digital display billboards with a total of 200 faces. We own the physical structures on which the advertising copy is displayed. We build the structures on locations we either own or lease.

In the majority of our markets, our local production staffs perform the full range of activities required to create and install billboard advertising displays. Production work includes creating the advertising copy design and layout, coordinating its printing, and installing the designs on the displays. Our design staff uses state-of-the-art technology to prepare creative, eye-catching displays for our tenants. We can also help with the strategic placement of advertisements throughout an advertiser’s market by using software that allows us to analyze the target audience and its demographics. Our artists also assist in developing marketing presentations, demonstrations, and strategies to attract new tenant advertisers. Production revenue accounts for approximately 5% of the outdoor advertising business.

NEW TECHNOLOGIES

 We believe that the growth of new technologies not only presents challenges, but also opportunities for broadcasters. The primary challenge is increased competition for the time and attention of our listeners. The primary opportunity is to further enhance the relationships we already have with our listeners by expanding products and services offered by our radio stations to adjacent areas of entertainment, including streaming, gaming, and sports, and to increase audience reach via connected devices.

COMMUNITY INVOLVEMENT

We believe that to be successful, we must be integrally involved in the communities we serve. We see ourselves as community partners. To that end, our radio stations and outdoor businesses participate in many community programs, fundraisers and activities that benefit a wide variety of causes. Charitable organizations that have been the beneficiaries of our support include, among others, Hip Hop has Heart, the Harlem Chamber of Commerce, the Sarcoidosis Foundation, New York Cares, American AIDS Foundation and the Queens Police Service Area Community Counsel.

In January 2022, we helped raise over $1 million by broadcasting a day-long fundraiser for the families impacted by the Bronx apartment fire at Twin Parks North-West.

COMPETITION

Radio broadcasting stations compete with the other broadcasting stations in their respective market areas, as well as with other advertising media such as newspapers, cable, magazines, outdoor advertising, transit advertising, the Internet, satellite radio, streaming services, direct marketing, and mobile and wireless device marketing. Competition within the broadcasting industry occurs primarily in individual market areas, so that a station in one market (e.g., New York) does not generally compete with stations in other markets (e.g., Los Angeles). Our stations face competition from other stations with substantial financial resources, including stations targeting the same demographic groups. In addition to management experience, factors that are material to competitive position include the station's rank in its market in terms of the number of listeners, authorized power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. We attempt to improve our competitive position with programming and promotional campaigns aimed at the demographic groups targeted by our stations. We also seek to improve our position through sales efforts designed to attract advertisers that have done little or no radio advertising by emphasizing the effectiveness of radio advertising in increasing the advertisers' revenues. The policies and rules of the FCC permit certain joint ownership and joint operation of local stations. Our radio stations take advantage of these joint arrangements when appropriate to lower operating costs and to offer advertisers more attractive rates and services. Although we believe that each of our stations can compete effectively in its market, there can be no assurance that either of our stations will be able to maintain or increase its current audience ratings or advertising revenue market share.

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

Although the outdoor advertising industry has encountered a wave of consolidation, the industry remains fragmented. The industry is comprised of several large outdoor advertising and media companies with operations in multiple markets, as well as smaller, local companies like ours that operate a limited number of structures in one or a few local markets.

In selecting the form of media through which to advertise, advertisers evaluate their ability to target audiences having a specific demographic profile, lifestyle, brand or media consumption or purchasing behavior, or audiences located in, or traveling through, a particular geography. Advertisers also compare the relative costs of available media, evaluating the number of impressions (potential viewings), exposure (the opportunity for advertising to be seen) and circulation (traffic volume in a market), as well as potential effectiveness, quality of related services (such as advertising copy design and layout) and customer service. In competing with other media, we believe that both radio and outdoor advertising are relatively more cost-efficient than other media, allowing advertisers to reach broader audiences and target specific geographic areas or demographic groups within markets.

We believe that our strong emphasis on sales and customer service and our position as a major provider of advertising services in each of our primary markets enables us to compete effectively with the other outdoor advertising companies, as well as with other media, within those markets.

HUMAN CAPITAL RESOURCES

Our mission is to connect brands and consumers by delivering innovative advertising insights and solutions while enhancing our communities. We believe that our success is dependent upon successful execution of this mission, and a critical component in achieving this mission is attracting, motivating and retaining great people who allow us to continue to find new and innovative ways to serve our customers and our communities. We believe our key human capital management objective is to attract, retain and develop the highest quality talent and subject matter experts in the sectors we operate. We believe an alignment between talent and strategy is key to scaling the business.

At December 31, 2021, we had 192 full-time and part-time employees, compared to 189 at December 31, 2020, of which 134 were employed under the prior employee leasing arrangement (the “Employee Leasing Agreement”) with Emmis Operating Company (“EOC”). On January 1, 2021, we hired all the leased employees under the Employee Leasing Agreement with EOC and assumed the employment and collective bargaining agreements related to those employees.

To facilitate talent attraction and retention, we strive to create strong teams and vibrant culture at every level of our organization through our core values of integrity, innovation, excellence and safety. We also strive to offer a fair and competitive compensation and benefits program, foster a community where everyone feels included and empowered to do their best work, provide a safe workplace, and give employees the opportunity to give back to their communities and make a social impact. We believe people can achieve their full potential when they enjoy their work, so it is our priority to provide a workplace where growth, success and fun go hand in hand. We are implementing annual goal-setting and performance management processes, as well as formal surveys of our employees on a periodic and ongoing basis to measure engagement and identify areas for improvement.

Code of Business Conduct

We are deeply committed to promoting a culture of ethical conduct and compliance. Our Code of Business Conduct and Ethics, which applies to all employees as well as officers and all members of the Board, reinforces our core values and helps drive our workplace culture of compliance with ethical standards, integrity and accountability. Training on the Code is mandatory upon employment and is provided on an annual basis. Highlights from our Code include a no retaliation policy for anyone who, acting in good faith, notifies us of a possible violation of the Code, our policies or the law; a commitment to human rights and labor protections in all of our operations, and the expectation that our business partners uphold the same standards; and an anti-corruption policy that prohibits offering, attempting to offer, authorizing or promising any bribe or kickback for the purpose of obtaining or retaining business or an unfair advantage.

Compensation and Benefits Programs

Our compensation and benefits programs are designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide competitive packages to address the needs of the individuals we employ to ensure we have alignment with culture, expectations and value driven results. Our sales employees are incentivized through sales commission programs. Our executives and certain other employees receive long-term equity awards that vest over time. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests.

We also provide our employees and their families with access to a variety of healthcare and insurance benefits, qualified spending accounts, retirement savings plans and various other benefits.

Diversity and Inclusion

We are an equal opportunity employer and are committed to providing a work environment that is free of discrimination and harassment. We respect and embrace diversity of thought and experience and believe that a diverse workforce produces more innovative insights and solutions, resulting in better products and services for our customers. As we bring brands face-to-face with people, we believe our teams need to be as diverse in their composition and outlook as the audiences we reach every day, and we work together to create an inclusive environment where everyone can bring their true selves to work. We work on building teams that reflect the life experiences of those we serve. Our teams align with our mission and values; of the 192 full-time and part-time employees driving the business, over 66% are Black, Hispanic, or Asian, and 39% are female.

Community Involvement

One of our guiding principles is making a difference in the communities we serve, and our corporate social responsibility initiatives are an important part of our culture. We believe that building connections between our employees, their families and our communities creates a more meaningful, fulfilling and enjoyable workplace. As a company, we endeavor to use our resources and products to drive meaningful societal change and have collaborated with local and national organizations globally to improve health and public safety; to ensure a sustainable environment; to promote arts, education and cultural diversity; and to support market-by-market advertising standards. MediaCo aims to be purposeful and do the right thing and over the years we have worked with our community to educate, understand, guide and amplify their voices to ensure our audience feels heard and appreciated.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Listed below is certain information about the executive officers of MediaCo as of December 31, 2021. All of our executive officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our executive officers or directors.

NAME	POSITION	AGE AT DECEMBER 31, 2021	YEAR FIRST ELECTED OFFICER
Rahsan-Rahsan Lindsay	Chief Executive Officer and Director	50	2021
Bradford A. Tobin	President, Chief Operating Officer and General Counsel	39	2020
Ann C. Beemish	Executive Vice President, Chief Financial Officer and Treasurer	49	2021

Mr. Lindsay was appointed to the position of Chief Executive Officer in June 2021. Prior to joining MediaCo, Mr. Lindsay served as the Executive Vice President of Advertising Sales and Marketing for Urban One, Inc. for nine years, where he oversaw advertising sales, integrated marketing, and sales operations for TV One and sister network CLEO TV, which he helped launch in 2019. In 2020, he took over as head of iOne Digital ad sales and One Solution, Urban One’s cross-platform marketing group, as well as One X Studios, the branded content production arm of Urban One. Mr. Lindsay has been a member of the Advisory Board of Rutgers University School of Business since 2018. In addition, he maintains a seat on the International Radio and Television Society board, a position that he has held for the past four years and serves as the co-chair of the board of directors for The Brotherhood/Sister Sol, a Harlem-based nonprofit organization providing education and personal development, career training and support services to underserved youth.

Mr. Tobin has served as President, Chief Operating Officer, and General Counsel since June 2021, after being appointed as Chief Operating Officer in August 2020. Mr. Tobin has over 12 years of legal and operational experience. Prior to joining the Company, Mr. Tobin served as Secretary, General Counsel and Chief Compliance Officer of Standard Diversified Inc. (a former affiliate of the Company), and before that served as the General Counsel and Senior Vice President of General Wireless Operations Inc. d/b/a RadioShack. Preceding this role, Mr. Tobin served on the distressed debt team at Silver Point Capital, LP.

Ms. Beemish was appointed to the position of Executive Vice President, Chief Financial Officer and Treasurer in November 2021. Ms. Beemish was previously the Senior Vice President of Finance at MediaCo since March 2021. Prior to joining MediaCo, Ms. Beemish served as Knotel's Head of Global Administration and Readiness and Head of Global People Operations. She founded consultancy Huppe Beemish LLC in 2016 and served as Senior Vice President of Operational Finance and Corporate Development at Granite Broadcasting. Ms. Beemish began her career as an investment banker at Donaldson, Lufkin & Jenrette and Merrill Lynch. She holds an MBA from New York University's Leonard N. Stern School of Business and a bachelor's degree from Saint John's University.

AVAILABLE INFORMATION

Our website address is mediacoholding.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are filed with the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

FEDERAL REGULATION OF BROADCASTING

Radio broadcasting in the United States is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”), including as amended in part by the Telecommunications Act of 1996 (the “1996 Act”). Radio broadcasting is prohibited except in accordance with a license issued by the FCC upon a finding that the public interest, convenience and necessity would be served by the grant of such license. The FCC has the power to revoke licenses for, among other things, false statements made in FCC filings or willful or repeated violations of the Communications Act or of FCC rules. In general, the Communications Act provides that the FCC shall allocate broadcast licenses for radio stations so as to provide a fair, efficient and equitable distribution of service throughout the United States. The FCC determines the operating frequency, location and power of stations; regulates the equipment used by stations; and regulates numerous other areas of radio broadcasting pursuant to rules, regulations and policies adopted under authority of the Communications Act. The Communications Act, among other things, prohibits the assignment of a broadcast license or the transfer of control of an entity holding such a license without the prior approval of the FCC. Under the Communications Act, the FCC also regulates certain aspects of media that compete with broadcast stations.

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

License Renewal

Radio stations operate pursuant to broadcast licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon application and approval by the FCC. License renewal applications for both WQHT-FM and WBLS-FM are currently pending before the FCC. The following table sets forth our current FCC license expiration dates in addition to the call letters, license classification, antenna elevation above average terrain, power and frequency of all owned stations as of December 31, 2021:

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

If the FCC cannot make such a finding, it may deny the renewal application, and only then may the FCC consider competing applications for the same frequency. In the vast majority of cases, the FCC renews a broadcast license even when petitions to deny have been filed against the renewal application. We do not anticipate any impediments to the renewal of our radio licenses.

Review of Ownership Restrictions

The FCC is required by statute to review its broadcast ownership rules on a quadrennial basis (i.e., every four years) and to repeal or modify rules that are no longer “necessary in the public interest.”

Despite several such reviews and appellate remands, the FCC’s rules limiting the number of radio stations that may be commonly owned in a local market have remained largely intact since their initial adoption following the 1996 Act. The FCC’s previous ownership reviews have been subject to litigation. In April 2021, the U.S. Supreme Court reversed a lower court decision blocking a number of FCC rule changes designed to update the FCC’s media ownership regulations. As a result, the FCC’s Radio/Television Cross-Ownership Rule, which limited the number of radio and television and stations that could be commonly owned in a single market, was eliminated.

The FCC initiated its 2018 quadrennial review in December 2018 and that proceeding remains pending. We cannot predict whether the quadrennial review proceeding will result in modifications of the ownership rules or the impact (if any) that such modifications would have on our business.

Attribution of Ownership Interests:

In applying its ownership rules, the FCC has developed specific criteria that it uses to determine whether a certain ownership interest or other relationship with an FCC licensee is significant enough to be “attributable” or “cognizable” under its rules, such that there would be a violation of the FCC’s rules where such person or entity holds attributable interests in more than the permitted number of stations or a prohibited combination of outlets in the same market. The FCC’s regulations generally deem the following relationships and interests to be attributable for purposes of its ownership restrictions:

•	all officer and director positions in a licensee or its direct/indirect parent(s);
•	voting stock interests of at least 5% (or 20%, if the holder is a passive institutional investor, i.e., a mutual fund, insurance company or bank);
•

any equity interest in a limited partnership or limited liability company where the limited partner or member has not been “insulated” from the media-related activities of the LP or LLC pursuant to specific FCC criteria;

•

equity and/or debt interests which, in the aggregate, exceed 33% of the total asset value of a station or other media entity (the “equity/debt plus policy”), if the interest holder supplies more than 15% of the station’s total weekly programming (usually pursuant to a time brokerage, local marketing or network affiliation agreement) or is a same-market media entity (i.e., a broadcast station).

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

In the 2018 quadrennial review order, the FCC is considering all aspects of the local radio ownership rule, including whether the rule in its current form remains necessary in the public interest.

Alien Ownership:

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

Assignments and Transfers of Control

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

Programming and Operation

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

Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, equal employment opportunities, contest promotions, and technical operations, including limits on radio frequency radiation.

Failure to observe FCC rules and policies can result in the imposition of various sanctions, including monetary fines, the grant of “short-term” (less than the maximum term) license renewals or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

Additional Developments and Proposed Changes

The FCC has adopted rules implementing a low power FM (“LPFM”) service, and over 2000 such stations have been licensed. In November 2007, the FCC adopted rules that, among other things, enhance LPFM’s interference protection from subsequently-authorized full-service stations. Congress then passed legislation eliminating certain minimum distance separation requirements between full-power and LPFM stations, thereby reducing the interference protection afforded to full-power FM stations. As required by the legislation, the FCC in January 2012 submitted a report to Congress indicating that the results of a statutorily mandated economic study indicated that, on the whole, LPFM stations do not currently have, and in the future are unlikely to have, a demonstrable economic impact on full-service commercial FM radio stations. The FCC has since modified its rules to permit the processing of additional LPFM applications and to implement the legislative requirements regarding interference protection, and has accepted applications seeking authority to construct or make major changes to LPFM facilities. Although to date there have been very few, if any, instances of LPFM stations interfering with full-power radio stations, we cannot predict whether any LPFM stations will actually interfere with the coverage of our radio stations in the future.

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

In order to broadcast musical compositions or to stream them over the Internet, we must pay royalties to copyright owners of musical compositions (typically, songwriters and publishers). These copyright owners often rely on organizations known as performing rights organizations, which negotiate licenses with copyright users for the public performance of their compositions, collect royalties, and distribute them to copyright owners. The three major performing rights organizations, from which the Company has licenses and to which we pay royalties, are the American Society of Composers, Authors, and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), and SESAC, Inc. These rates are set periodically, are often negotiated by organizations acting on behalf of broadcasters, and may increase in the future. It also is possible that songwriters or publishers may disassociate with these performing rights organizations, or that additional such organizations could emerge in the future. In 2013 a new performing rights organization named Global Music Rights (“GMR”) was formed. GMR has obtained the rights to certain high-value copyrights and has negotiated individual licensing agreements with radio stations for songs within its repertoire. If a significant number of musical composition copyright owners withdraw from the established performing rights organizations, if new performing rights organizations form to license compositions that are not already licensed, or if the consent decrees between the DOJ and ASCAP/BMI are materially modified or eliminated, our royalty rates or negotiation costs could increase.

In order to stream music over the Internet, MediaCo must also obtain licenses and pay royalties to the owners of copyrights in sound recordings (typically, artists and record companies). These royalties are in addition to royalties for Internet streaming that must be paid to performance rights organizations. In 2021, the Copyright Royalty Board (“CRB”) completed its proceeding to set rates for the 2021-2025 license period. The CRB set a rate during this period for performances by non-subscription noninteractive services of $0.0021 per listener per song, and a rate for noninteractive subscription services of $0.0026 per listener per song, both of which are subject to changes that mirror changes in the Consumer Price Index.

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

Congress and the FCC also have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of additional matters that could, directly or indirectly, affect the operation, ownership and profitability of our broadcast stations, result in the loss of audience share and advertising revenues for our broadcast stations and/or affect our ability to acquire additional broadcast stations or finance such acquisitions. Such matters include, but are not limited to:

•	proposals to impose spectrum use or other fees on FCC licensees;
•	proposals to repeal or modify some or all of the FCC’s multiple ownership rules and/or policies;
•	proposals to impose requirements intended to promote broadcasters’ service to their local communities;
•	proposals to change rules relating to political broadcasting;
•	technical and frequency allocation matters;
•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;
•	proposals to tighten safety guidelines relating to radio frequency radiation exposure;
•	proposals to modify broadcasters’ public interest obligations; and
•	proposals, including by states, to limit the tax deductibility of advertising expenses by advertisers.

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

We believe that advertising is a discretionary business expense. Spending on advertising tends to decline disproportionately during an economic recession or downturn as compared to other types of business spending. Consequently, weakness in the United States economy generally has an adverse effect on our advertising revenue and, therefore, our results of operations. For example, the economic tumult caused by the on-going coronavirus (“COVID-19”) pandemic has had a material adverse effect on our advertising revenues, particularly at our New York radio stations.

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

Radio revenues in the New York market in which we operate are highly correlated to the performance of the economy of United States. New York market revenues, as measured by the accounting firm Miller Kaplan Arase LLP ("Miller Kaplan"), during the year ended December 31, 2021, and the year ended December 31, 2020, were up 41.2% and down 31.3%, respectively. During these same periods, the U.S. Bureau of Economic Analysis reports that U.S. real gross domestic product grew 5.7% and contracted 3.4%, respectively.

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

We hold a number of events, most notably Summer Jam in June of each year, in which large numbers of people are in close proximity. We were required to cancel Summer Jam in 2020 due to the COVID-19 pandemic, which adversely impacted our financial results in 2020. We delayed Summer Jam in 2021 until late August due to slower than expected reopening of the New York/New Jersey market. Summer Jam in 2021 was further impacted by the effects of hurricane Henri. Our ability to successfully hold future Summer Jams is dependent on, among other things, state and local restrictions on crowd sizes and people’s willingness to attend large gatherings. We cannot predict when, if ever, advertising levels will return to pre-pandemic levels.

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

Federal law, principally the Highway Beautification Act of 1965, or the HBA, regulates outdoor advertising on Federal-Aid Primary, Interstate and National Highway Systems roads. The HBA requires states, through the adoption of individual Federal/State Agreements, to “effectively control” outdoor advertising along these roads and mandates a state compliance program and state standards regarding size, spacing and lighting. These state standards, or their local and municipal equivalents, may be modified over time in response to legal challenges or otherwise, which may have an adverse effect on our business. All states have passed billboard control statutes and regulations at least as restrictive as the federal requirements, including laws requiring the removal of illegal signs at the owner’s expense (and without compensation from the state). Additionally, some existing regulations restrict or prohibit digital billboards and similar types of digital displays. Digital billboards have been developed and introduced relatively recently into the market on a large scale; however, existing regulations that currently do not apply to them by their terms could be revised or new regulations could be enacted to impose greater restrictions. These regulations may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety. The introduction of new, or the expansion of existing, regulations by federal, state or local governments may impose undue restrictions or burdens on our outdoor advertising business and could materially harm our outdoor advertising operations and financial results.

We are a "controlled company" within the meaning of the Nasdaq listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Investors in our Class A common stock will not have the same protections afforded to shareholders of companies that are subject to such requirements.

As of December 31, 2021, SG Broadcasting controlled approximately 94.7% of the outstanding voting interests of MediaCo through its ownership of MediaCo Class B common stock. Because of the voting power of SG Broadcasting, we are considered a "controlled company" for purposes of Nasdaq requirements. As such, we are exempt from certain corporate governance requirements of Nasdaq, including the requirements that:

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

The radio broadcasting industry is subject to rapid technological changes, evolving industry standards and the emergence of competition from new technologies and services. We cannot assure that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Various media technologies and services that have been developed or introduced include:

•	satellite-delivered digital audio radio service, which has resulted in subscriber-based satellite radio services with numerous niche formats;

•	audio programming by cable systems, direct-broadcast satellite systems, Internet content providers and other digital audio broadcast formats, including podcasts;

•	personal digital audio devices;

•	HD Radio®, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	low-power FM radio, which could result in additional FM radio broadcast outlets.

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

The radio broadcasting industry is subject to extensive and changing regulation. The Communications Act and FCC rules and policies require FCC approval for transfers of control and assignments of FCC licenses. The filing of petitions or complaints against FCC licensees could result in the FCC delaying the grant of, or refusing to grant, its consent to the assignment of licenses to or from an FCC licensee or the transfer of control of an FCC licensee. In certain circumstances, the Communications Act and FCC rules and policies will operate to impose limitations on alien ownership and voting of our common stock. There can be no assurance that there will not be changes in the current regulatory scheme, imposition of additional regulations, or the creation of new regulatory agencies, which changes could restrict or curtail our ability to acquire, operate and dispose of stations or, in general, to compete profitably with other operators of radio and other media properties.

Each of our radio stations operates pursuant to one or more licenses issued by the FCC. Under FCC rules, radio licenses are granted for a term of eight years. We are currently in the renewal process for our licenses with the FCC. While we are not aware of facts or circumstances that would prevent us from having our current licenses renewed, though third parties could challenge our renewal applications, and there can be no assurance that the licenses will be renewed or that renewals will not include conditions or qualifications that could adversely affect our business and operations. Failure to obtain the renewal of any of our broadcast licenses would likely have a material adverse effect on our business and operations. In addition, if we or any of our officers, directors or significant stockholders materially violates the FCC’s rules and regulations or the Communications Act, is convicted of a felony or is found to have engaged in unlawful anticompetitive conduct or fraud upon a government agency, the FCC may, in response to a petition from a third party or on its own initiative, commence a proceeding to impose sanctions upon us which could involve the imposition of monetary fines, the revocation of our broadcast licenses or other sanctions.

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

Congress has dramatically increased the penalties for broadcasting obscene, indecent or profane programming and broadcasters can potentially face license revocation, renewal or qualification proceedings in the event that they broadcast such material. In addition, the FCC’s heightened focus on indecency, against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations. As a result of these developments, we have implemented certain measures that are designed to reduce the risk of broadcasting indecent material in violation of the FCC’s rules. These and other future modifications to our programming in an effort to reduce the risk of indecency violations could have an adverse effect on our competitive position.

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

Misalignment with public and consumer taste and preferences could negatively impact advertising demand and profitability of our business.

Our business creates content for our target audiences. Our business relies on an alignment between our brands and our audience taste and preferences through the distribution of content over-the-air, digitally and visually. If the alignment between our brands and our audience shifts, then we might experience a shift in advertising revenue and categories.

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

As of December 31, 2021, our intangible assets comprised 53% of our total assets. We did not record any impairment charges during the years ended December 31, 2021, and December 31, 2020. However, if events occur or circumstances change, the fair value of our intangible assets might fall below the amount reflected on our balance sheet, and we may be required to recognize impairment charges in our statement of operations, which may be material, in future periods.

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

We have a significant amount of indebtedness. As of December 31, 2021, our total indebtedness was $102.1 million, consisting of $68.3 million under our five-year senior secured term loan agreement (the “Senior Credit Facility”) with GACP Finance Co., LLC (“GACP”) as administrative agent and collateral agent, $6.2 million of notes payable (the “Emmis Promissory Note”) to Emmis Communications Corporation (“Emmis”), from which we were spun off in November 2019, and $27.6 million of notes payable to SG Broadcasting. Our substantial indebtedness could have important consequences to investors. For example, it could:

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

Noncompliance with the financial covenants in our debt instruments could result in the loss of our sources of liquidity and acceleration of our indebtedness and cause substantial doubt about our ability to continue as a going concern.

The Company has debt service obligations of approximately $10.1 million due under its Senior Credit Facility from March 24, 2022, on which we are filing this Annual Report on Form 10-K, through March 24, 2023. In addition, our Senior Credit Facility, requires us to maintain Minimum Liquidity (as defined in the Senior Credit Facility) of $3.0 million monthly until maturity and Minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Senior Credit Facility) of 1.00:1.00 through and including December 31, 2022, with it increasing to 1.10:1.00 on and after January 1, 2023. The Company expects its revenues and profitability to continue to experience the impact of the lingering COVID-19 pandemic. We remain uncertain of the duration and severity of the future COVID impact on the business and remains unknown as of the date of issuance of these financial statements. Management anticipates that the Company will be able to meet its liquidity needs and comply with the covenants of our Senior Credit Facility for the next twelve months with cash and cash equivalents on hand, projected cash flows from operations, and/or additional borrowings.

Our Senior Credit Facility includes a loan to value calculation, whereby the amount of debt outstanding thereunder is limited to a formula based on low and high watermark trigger of 60% or 70% of the fair value of the Company’s FCC licenses plus corresponding low or highwater mark trigger based on a multiple of the Company’s Billboard Cash Flow (as defined in the Senior Credit Facility). If the most recent appraisal of the fair value of our FCC licenses obtained in connection with our annual impairment testing as of October 1, 2021 is deemed to be an Acceptable Appraisal (as defined in the Senior Credit Facility) by our lender in its sole discretion, we believe will remain in compliance for this calculation. Our lender is not required to accept this appraisal and has the right to obtain a different appraisal, which could result in a different borrowing base calculation amount, if any.

We believe based on our projected financial performance, our ability to closely run and monitor our business and our ability to draw on capital, that we will remain in compliance with all covenants throughout the next twelve months.

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

 As of December 31, 2021, SG Broadcasting held approximately 94.7% of the voting interests of our outstanding common stock on a fully diluted basis. Accordingly, SG Broadcasting has the ability to significantly influence our management and affairs through the election and removal of our board of directors and all other matters requiring shareholder approval unless a separate vote of the MediaCo Class A common stock is required by our articles of incorporation or Indiana law, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated voting interest could also discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control limits the practical effect of the influence by holders of MediaCo Class A common stock over our business and affairs, through any shareholder vote or otherwise. Accordingly, the effects of any of the above could depress the price of MediaCo Class A common stock.

Standard General’s and Emmis’ interests may conflict with those of other shareholders.

SG Broadcasting, a company wholly owned by funds managed by Standard General, beneficially owns shares representing approximately 94.7% of the outstanding combined voting power of all classes of our common stock. Therefore, SG Broadcasting is in a position to exercise substantial influence over the outcome of most matters submitted to a vote of our shareholders, including the election of a majority of our directors, the determination to engage in a merger, acquisition or disposition of a material amount of assets, or otherwise.

Additionally, other than with respect to the Emmis Promissory Note, which is convertible into MediaCo Class A common stock, Emmis no longer holds any common stock of MediaCo, though its officers serve as the MediaCo Class A Directors. These officers were initially shareholders of MediaCo, but no assurance can be given that they have or will retain their ownership of MediaCo shares. Further, so long as amounts remain outstanding under Emmis’ Promissory Note, MediaCo's board of directors is obligated to nominate as MediaCo Class A Directors only persons specified by Emmis. Under Indiana law, directors of MediaCo may, in considering the best interests of the Company, consider the effects of any action on shareholders, employees, suppliers, and customers of the Company, and communities in which offices or other facilities of the Company are located, and any other factors the directors consider pertinent.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

 The types of properties required to support our radio stations include offices, studios and transmitter/antenna sites. We lease our studio and office spaces. Our stations' studios and principal executive offices are housed within its offices in Manhattan. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We lease primary and backup transmitter/antenna sites for WQHT and WBLS in Manhattan. With regard to WBLS, we lease an additional backup transmitter/antenna site in Lyndhurst, New Jersey from WLIB Tower LLC, an Indiana corporation and subsidiary of Emmis ("WLIB") pursuant to a transmitter/antenna site lease. The transmitter/antenna site lease is for an initial term of 20 years, with two automatic renewal periods of 10 years each, unless MediaCo provides notice to WLIB of its intention to not renew the lease for an additional term. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station's FCC license. In general, we do not anticipate difficulties in renewing the transmitter/antenna site leases or in leasing additional space or sites if required.

Our outdoor advertising business requires advertising structures which we construct and own, as well as small parcels of land on which we place them. These parcels of land are either owned, leased or subject to easements. As of December 31, 2021 we have approximately 1,240 leases in place. We have regional management offices in Valdosta, Georgia and Hagerhill, Kentucky, which we lease.

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

Holders

At March 16, 2022, there were 243 stockholders of record of the Class A common stock, and there was one stockholder of record of the Class B common stock. These figures do not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividends

MediaCo currently intends to retain future earnings for use in its business and has no plans to pay any dividends on shares of its common stock in the foreseeable future. MediaCo’s senior credit agreement sets forth certain restrictions on our ability to pay dividends. See Note 6 to the accompanying consolidated financial statements for more discussion of the revolving credit agreement.

ITEM 6. [RESERVED]

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion pertains to MediaCo Holding Inc. and its subsidiaries (collectively, “MediaCo” or the “Company”).

We own and operate two radio stations located in New York City and outdoor advertising businesses geographically focused in the Southeast (Georgia, Alabama, South Carolina and Florida) and the Mid-Atlantic (Kentucky, West Virginia and Ohio) regions. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales are the primary component of our consolidated revenues. These rates are in large part based on our radio stations’ ability to attract audiences in demographic groups targeted by their advertisers and the number of persons exposed to our billboards. The Nielsen Company generally measures radio station ratings weekly for markets measured by the Portable People Meter™, which includes both of our radio stations, while Geopath Insight Suite is the annual audience location measurement used for our billboards. Because audience ratings in a radio station’s local market are critical to the station’s financial success, our strategy is to use market research, advertising and promotion to attract and retain audiences in each station’s chosen demographic target group

Our revenues vary throughout the year. Revenue and operating income are usually lowest in the first calendar quarter for both our radio and outdoor advertising segments, partly because retailers cut back their advertising spending immediately following the holiday shopping season.

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

The following table summarizes the sources of our revenues for the years ended December 31, 2021, and 2020. The category “Nontraditional” principally consists of ticket sales and sponsorships of events our stations conduct in their local markets. The category “Other” includes, among other items, revenues related to network revenues, production of billboard advertisements and barter.

(Dollars in thousands)	Year Ended December 31, 2021		Year Ended December 31, 2020
Net revenues:
Radio Advertising	$30,012	54.1%	$19,129	48.8%
Outdoor Advertising	12,725	22.9%	12,459	31.7%
Nontraditional	4,864	8.8%	761	1.9%
Digital	2,864	5.2%	2,256	5.7%
Other	5,028	9.0%	4,656	11.9%
Total net revenues	$55,493		$39,261

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

The results of our broadcast radio operations are solely dependent on the results of our stations in the New York market. Some of our competitors that operate larger station clusters in the New York market are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were up 41.2% for the year ended December 31, 2021, but down 31.3% for the year ended December 31, 2020, as compared to the same periods of the prior year. During these periods, revenues for our New York cluster were up 62.2% and down 42.1%, respectively. The increases in the year ended December 31, 2021, as compared to the prior year were largely driven by revenues generated by our largest outdoor concert, Summer Jam, which was held in August 2021, but was cancelled in 2020 due to the pandemic, which led to reduced revenues in the year ended December 31, 2020.

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

The Company has been actively monitoring the COVID-19 situation and its impact globally, as well as domestically and in the markets we serve. Our priority has been the safety of our employees, as well as the informational needs of the communities that we serve. Through the first few months of calendar 2020, the disease became widespread around the world, and on March 11, 2020, the World Health Organization declared a pandemic. In an effort to mitigate the continued spread of COVID-19, many federal, state and local governments mandated various restrictions, including travel restrictions, restrictions on non-essential businesses and services, restrictions on public gatherings and quarantining of people who may have been exposed to the virus. These restrictions, in turn, caused the United States economy to decline and businesses to cancel or reduce amounts spent on advertising, negatively impacting our advertising-based businesses. While not a material amount, some of our advertisers experienced a material decline in their businesses and were not able to pay amounts owed to us when they came due. Throughout 2021, with the increased availability of vaccines, the U.S. experienced an easing of restrictions on travel as well as social gatherings and business activities. However, the broad economic impact of the COVID-19 pandemic remains across multiple sectors, specifically disrupting logistics and global supply chains. If the spread of COVID-19 reaccelerates, or if supply chain disruptions persist, causing certain advertising categories (e.g., automotive dealers) to advertise less, we expect that our results of operations, financial condition and cash flows will continue to be negatively affected, the extent to which is difficult to estimate at this time.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting policies are defined as those that encompass significant judgments and uncertainties, and potentially derive materially different results under different assumptions and conditions. We believe that our critical accounting policies are those described below.

FCC Licenses

As of December 31, 2021, we have recorded approximately $63.3 million for FCC licenses, which represents approximately 43% of our total assets. We would not be able to operate our radio stations without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, each of our FCC licenses has been renewed at the end of its respective period, and we expect that each FCC license will continue to be renewed in the future. We consider our FCC licenses to be indefinite-lived intangible.

We do not amortize indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired. When evaluating our radio broadcasting licenses for impairment, the testing is performed at the unit of accounting level as determined by Accounting Standards Codification (“ASC”) Topic 350-30-35. In our case, radio stations in a geographic market cluster are considered a single unit of accounting if they are not being operated under a Local Marketing Agreement by another broadcaster. Consequently, our two radio stations in New York are considered a single unit of accounting.

For the years ended December 31, 2021, and 2020, we completed our annual impairment tests on October 1 of each year and will continue to perform our assessments on this date in future years.

Valuation of Indefinite-lived Broadcasting Licenses

Fair value of our FCC licenses is estimated to be the stick value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine the fair value of our FCC licenses, the Company considers both income and market valuation methods when it performs its impairment tests. Under the income method, the Company projects cash flows that would be generated by its unit of accounting assuming the unit of accounting was commencing operations in its respective market at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC license. The Company assumes the competitive situation that exists in the unit of accounting’s market remains unchanged, with the exception that the unit of accounting commenced operations at the beginning of the valuation period. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license. Major assumptions involved in this analysis include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share and discount rate. Each of these assumptions may change in the future based upon changes in general economic conditions, audience behavior, consummated transactions, and numerous other variables that may be beyond our control. The projections incorporated into our license valuations take then current economic conditions into consideration. Under the market method, the Company uses recent sales of comparable radio stations for which the sales value appeared to be concentrated entirely in the value of the license, to arrive at an indication of fair value

Below are some of the key assumptions used in our income method annual impairment assessments. Long-term growth rates in the New York market in which we operate are based on recent industry trends and our expectations for the market going forward.

	October 1, 2021	October 1, 2020
Discount Rate	12.1%	12.4%
Long-term Revenue Growth Rate	1.3%	1.0%
Mature Market Share	9.2%	9.4%
Operating Profit Margin	24.2-29.0%	26.6-29.5%

Valuation of Goodwill

The Company has recorded $13.1 million of goodwill on the consolidated balance sheet as of December 31, 2021, of which all is part of the Outdoor Advertising segment. ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. Under ASC 350 we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual quantitative goodwill impairment test. We perform this assessment annually as of October 1.

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

RESULTS OF OPERATIONS

Year ended December 31, 2021 compared to year ended December 31, 2020

Net revenues:

	Year ended December 31,		Change
(Dollars in thousands)	2021	2020	$	%
Net revenues:
Radio	$41,727	$26,020	$15,707	60.4%
Outdoor Advertising	13,766	13,241	525	4.0%
Total net revenues	$55,493	$39,261	$16,232	41.3%

Net radio revenues increased due to overall advertising revenues rebounding from the COVID-19 pandemic. In addition, various state and local departments of health increased their advertising to drive education and awareness surrounding vaccination efforts. Our stations benefited more than stations serving the general population due to the targeted nature of the awareness campaigns. Also, during the current year, we held our annual outdoor concert, Summer Jam, which was cancelled in the prior year due to the COVID-19 pandemic.

We typically monitor the performance of our stations against the aggregate performance of the market in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for the New York radio market increased 41.2% for the year ended December 31, 2021, as compared to the prior year. Our gross revenues reported to Miller Kaplan were up 62.2% for the year ended December 31, 2021, as compared to the prior year.

Outdoor advertising revenues increased due to overall advertising revenues rebounding from the COVID-19 pandemic. Revenues in our outdoor advertising business have been less volatile than our radio business due to greater geographic diversification and longer duration advertising contracts with customers.

Operating expenses excluding depreciation and amortization expense:

	Year ended December 31,		Change
(Dollars in thousands)	2021	2020	$	%
Operating expenses excluding depreciation and amortization expense:
Radio	$28,667	$22,827	$5,840	25.6%
Outdoor Advertising	9,057	9,517	(460)	(4.8)%
Total operating expenses excluding depreciation and amortization expense	$37,724	$32,344	$5,380	16.6%

Radio operating expenses excluding depreciation and amortization expense increased during the year ended December 31, 2021 due to expenses associated with holding Summer Jam, partially offset by $1.1 million of employee retention credits for the year ended December 31, 2021.

Outdoor advertising operating expenses excluding depreciation and amortization are largely fixed in nature; however, we recorded approximately $0.6 million of employee retention credits in the year ended December 31, 2021, which reduced operating expenses when compared to the prior year.

Corporate expenses:

	Year ended December 31,		Change
(Dollars in thousands)	2021	2020	$	%
Corporate expenses	$8,434	$4,338	$4,096	94.4%

The increase in corporate expenses was related to personnel hires as the management agreement with Emmis ended in November 2021, as well as noncash compensation expense associated with restricted stock awards. These increases were partially offset by $0.2 million of employee retention credits in the current year.

Depreciation and amortization:

	Year ended December 31,		Change
(Dollars in thousands)	2021	2020	$	%
Depreciation and amortization:
Radio	$667	$893	$(226)	(25.3)%
Outdoor Advertising	3,258	3,188	70	2.2%
Total depreciation and amortization	$3,925	$4,081	$(156)	(3.8)%

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

(Gain) loss on disposal of assets:

	Year ended December 31,		Change
(Dollars in thousands)	2021	2020	$	%
(Gain) loss on disposal of assets:
Radio	$—	$—	$—	N/A
Outdoor Advertising	(47)	197	(244)	(123.9)%
(Gain) loss on disposal of assets	$(47)	$197	$(244)	(123.9)%

The gain on sale of asset for the year ended December 31, 2021 principally relates to the disposal of certain outdoor advertising assets. Loss on disposal of assets for the year ended December 31, 2020, relates to the disposal of various billboard structures in the ordinary course of business.

Operating income (loss):

	Year ended December 31,		Change
(Dollars in thousands)	2021	2020	$	%
Operating income (loss):
Radio	$12,393	$2,300	$10,093	438.8%
Outdoor Advertising	1,498	339	1,159	341.9%
All Other	(8,434)	(4,338)	(4,096)	94.4%
Total operating income (loss)	$5,457	$(1,699)	$7,156	(421.2)%

See “Net revenues,” “Operating expenses excluding depreciation and amortization,” and “Corporate expenses” above.

Interest expense:

	Year ended December 31,		Change
(Dollars in thousands)	2021	2020	$	%
Interest expense	$(11,100)	$(9,493)	$(1,607)	16.9%

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

Provision for income taxes:

	Year ended December 31,		Change
(Dollars in thousands)	2021	2020	$	%
Provision for income taxes	$358	$15,561	$(15,203)	(97.7)%

As a result of a sharp deterioration of business activity related to the COVID-19 pandemic during 2020, the Company concluded that it was more likely than not that it would be unable to realize its deferred tax assets and recorded a valuation allowance against these assets.

Consolidated net loss:

	Year ended December 31,		Change
(Dollars in thousands)	2021	2020	$	%
Consolidated net loss	$(6,082)	$(26,753)	$20,671	(77.3)%

See “Net revenues,” “Operating expenses excluding depreciation and amortization,”, “Corporate expenses,” “Interest expense,” and “Provision for income taxes” above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations, cash available through borrowings under the SG Broadcasting Promissory Note, and our At Market Issuance Sales Agreement, under which we had $12.2 million of availability as of March 16, 2022. Our primary uses of capital have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements and acquisitions.

At December 31, 2021 we had cash and cash equivalents of $6.1 million and net working capital of $7.7 million. At December 31, 2020, we had cash and cash equivalents of $4.2 million and net working capital of $4.4 million. The increase in net working capital is due to an increase in cash and accounts receivable resulting from improved business operations, partially offset by an increase in accrued interest due to the timing of payments.

During 2021, MediaCo benefitted from The Consolidated Appropriations Act, passed in December 2020, which expanded the employee retention credit program. The credits cover 70% of qualified wages, plus the cost to continue providing health benefits to our employees, subject to a $7 thousand cap per employee per quarter. Due to revenue declines, we qualified for approximately $1.9 million of employee retention credits during 2021, of which $1.1 million was received in cash and $0.8 million of employment tax withholdings were retained.

At December 31, 2021, we had $68.3 million of borrowings outstanding under the Senior Credit Facility, of which $2.8 million is current. The borrowing rate under our Senior Credit Facility was 9.5% at December 31, 2021. Additionally, at December 31, 2021, we had $6.2 million and $27.6 million of promissory notes outstanding to Emmis and SG Broadcasting, respectively, all of which is classified as long-term.

The debt service requirements of MediaCo over the next twelve-month period are expected to be $9.3 million related to our Senior Credit Facility ($2.8 million of principal repayments and $6.5 million of interest payments). These anticipated payments assume our lender does not accelerate the debt as a result of non-compliance with any debt covenant described above. The Senior Credit Facility bears interest at a variable rate. The Company estimates interest payments by using the amounts outstanding as of December 31, 2021 and then-current interest rates. There are no debt service requirements over the next twelve months for either the Emmis Convertible Promissory Note or the SG Broadcasting Promissory Note.

As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, our Senior Credit Facility substantially limits our ability to make acquisitions.

Operating Activities

Cash provided by operating activities was $2.9 million for the year ended December 31, 2021 compared to cash used in operating activities of $9.6 million for the year ended December 31, 2020. The increase was mainly attributable to an increase in operating income as we recover from the COVID-19 pandemic.

Investing Activities

Cash used in investing activities of $1.3 million and $0.4 million for the years ended December 31, 2021, and 2020, respectively, was attributable to capital expenditures.

Financing Activities

Cash provided by financing activities of $0.3 million for the year ended December 31, 2021, was due to debt proceeds of $4.0 million and proceeds from the issuance of Class A common stock of $0.3 million, partially offset by debt payments and debt related costs of $3.4 million and settlement of tax withholding obligations of $0.7 million.

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

OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

Other than legal contingencies incurred in the normal course of business, and contractual commitments to purchase goods and services, all of which are discussed in Note 12 to the consolidated financial statements, which is incorporated by reference herein, the Company does not have any material off-balance sheet financings or liabilities. The Company does not have any majority-owned and controlled subsidiaries that are not included in the consolidated financial statements, nor does the Company have any interests in or relationships with any “special-purpose entities” that are not reflected in the consolidated financial statements or disclosed in the Notes to consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MediaCo Holding Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MediaCo Holding Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in retained deficit, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Indianapolis, IN

March 24, 2022

MEDIACO HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share amounts)	2021	2020
NET REVENUES	$55,493	$39,261
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	37,724	32,344
Corporate expenses	8,434	4,338
Depreciation and amortization	3,925	4,081
(Gain) loss on disposal of assets	(47)	197
Total operating expenses	50,036	40,960
OPERATING INCOME (LOSS)	5,457	(1,699)
OTHER EXPENSE:
Interest expense	(11,100)	(9,493)
Loss on debt extinguishment	(81)	—
Total other expense	(11,181)	(9,493)
LOSS BEFORE INCOME TAXES	(5,724)	(11,192)
PROVISION FOR INCOME TAXES	358	15,561
CONSOLIDATED NET LOSS	(6,082)	(26,753)
PREFERRED STOCK DIVIDENDS	2,752	2,148
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(8,834)	$(28,901)

Basic and diluted net loss per share attributable to common shareholders:	$(1.22)	$(4.07)
Basic and diluted weighted average common shares outstanding	7,217	7,094

The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
(in thousands, except share data)	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,121	$4,171
Accounts receivable, net of allowance for doubtful accounts of $313 and $503, respectively	13,756	8,508
Prepaid expenses	1,238	1,247
Other	526	1,274
Total current assets	21,641	15,200
PROPERTY AND EQUIPMENT:
Land and buildings	1,736	1,669
Leasehold improvements	8,479	8,479
Broadcasting equipment	5,989	5,927
Outdoor advertising structures	27,344	26,390
Office equipment, computer equipment, software and automobiles	2,566	2,210
Construction in progress	88	37
	46,202	44,712
Less accumulated depreciation and amortization	(19,669)	(17,062)
Total property and equipment, net	26,533	27,650
INTANGIBLE ASSETS:
Indefinite lived intangibles	63,999	63,999
Goodwill	13,102	13,102
Other intangibles	5,060	5,060
	82,161	82,161
Less accumulated amortization	(4,131)	(2,944)
Total intangible assets, net	78,030	79,217
OTHER ASSETS:
Operating lease right of use assets	21,663	23,953
Deposits and other	343	331
Total other assets	22,006	24,284
Total assets	$148,210	$146,351

The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – (CONTINUED)

	DECEMBER 31,	DECEMBER 31,
(in thousands, except share data)	2021	2020
LIABILITIES AND RETAINED DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,710	$2,557
Current maturities of long-term debt	2,754	1,836
Accrued salaries and commissions	1,284	709
Deferred revenue	2,022	1,535
Operating lease liabilities	3,801	3,573
Other	1,412	549
Total current liabilities	13,983	10,759
LONG-TERM DEBT, NET OF CURRENT PORTION	97,527	93,918
OPERATING LEASE LIABILITIES, NET OF CURRENT	16,909	20,176
ASSET RETIREMENT OBLIGATION	7,267	6,316
DEFERRED INCOME TAXES	2,069	1,711
OTHER NONCURRENT LIABILITIES	16	221
Total liabilities	137,771	133,101
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK, $0.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED; 220,000 SHARES ISSUED AND OUTSTANDING	27,010	24,258
RETAINED DEFICIT:
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 3,056,757 shares and 1,785,880 shares at December 31, 2021 and 2020, respectively	31	18
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 5,413,197 shares at December 31, 2021 and 2020	54	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	24,030	20,772
Accumulated deficit	(40,686)	(31,852)
Total deficit	(16,571)	(11,008)
Total liabilities and deficit	$148,210	$146,351

The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021, AND 2020

	Class A Common Stock		Class B Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2019	1,666,667	$17	5,359,753	$54	$20,644	$(2,951)	$17,764
Net loss	—	—	—	—	—	(26,753)	(26,753)
Adjustments related to distribution of common shares	16,596	—	53,444	—	—	—	—
Issuance of class A to employees, officers and directors	102,617	1	—	—	128	—	129
Preferred stock dividends	—	—	—	—	—	(2,148)	(2,148)
BALANCE, DECEMBER 31, 2020	1,785,880	$18	5,413,197	$54	$20,772	$(31,852)	$(11,008)
Net loss	—	—	—	—	—	(6,082)	(6,082)
Sale of class A common shares	34,609	1	—	—	341	—	342
Issuance of class A to employees, officers and directors	1,236,268	12	—	—	2,917	—	2,929
Preferred stock dividends	—	—	—	—	—	(2,752)	(2,752)
BALANCE, DECEMBER 31, 2021	3,056,757	$31	5,413,197	$54	$24,030	$(40,686)	$(16,571)

The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2021	2020
OPERATING ACTIVITIES:
Consolidated net loss	$(6,082)	$(26,753)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on debt extinguishment	81	—
Depreciation and amortization	3,925	4,081
Amortization of deferred financing costs, including original issue discount	636	590
Noncash interest expense	3,575	1,684
Noncash lease expense	3,016	2,852
Provision for bad debts	71	543
Accretion of asset retirement obligations	848	726
Provision for deferred income taxes	358	15,561
Noncash compensation	3,650	129
(Gain) loss on sale of property and equipment	(47)	197
Changes in assets and liabilities:
Accounts receivable	(5,319)	1,896
Prepaid expenses and other current assets	757	416
Other assets	(784)	(331)
Accounts payable and accrued liabilities	640	(8,761)
Deferred revenue	487	(146)
Operating lease liabilities	(3,039)	(2,395)
Other liabilities	167	68
Net cash provided by (used in) operating activities	2,940	(9,643)
INVESTING ACTIVITIES:
Purchases of property and equipment	(1,403)	(409)
Other	146	—
Net cash used in investing activities	(1,257)	(409)
FINANCING ACTIVITIES:
Payments on long-term debt	(3,000)	(1,836)
Proceeds from long-term debt	4,000	14,000
Proceeds of stock issuances	342	—
Payments for debt related costs	(354)	(24)
Settlement of tax withholding obligations	(721)	—
Net cash provided by financing activities	267	12,140
INCREASE IN CASH AND CASH EQUIVALENTS	1,950	2,088
CASH AND CASH EQUIVALENTS:
Beginning of period	4,171	2,083
End of period	$6,121	$4,171
SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$6,308	$7,067
Income taxes	—	—
Noncash financing transactions:
Noncash debt-related costs	—	281

The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Unless Indicated Otherwise)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

MediaCo Holding Inc. (“MediaCo” or the “Company”) is an owned and operated multi-media company formed in Indiana in 2019, focused on radio, outdoor and digital advertising.

Our assets consist of two radio stations, WQHT-FM and WBLS-FM (the “Stations”), which serve the New York City demographic market area that primarily targets Black, Hispanic, and multi-cultural consumers, as well as approximately 3,500 outdoor advertising displays in the Southeast (Georgia, Alabama, South Carolina and Florida) and the Mid-Atlantic (Kentucky, West Virginia and Ohio) regions of the United States. We derive our revenues primarily from radio, outdoor, and digital advertising sales, but we also generate revenues from events, including sponsorships and ticket sales, licensing, and syndication.

Unless the context otherwise requires, references to “we”, “us” and “our” refer to MediaCo and its subsidiaries.

Basis of Presentation and Consolidation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring adjustments) have been included.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts is recorded based on management’s judgment of the collectability of receivables. When assessing the collectability of receivables, management considers, among other things, historical loss experience and existing economic conditions. Amounts are written off after all normal collection efforts have been exhausted. The activity in the allowance for doubtful accounts for the years ended December 31, 2021, and 2020, was as follows:

	Balance At Beginning Of Period	Provision	Write-Offs	Balance At End Of Period
Year ended December 31, 2020	$157	543	(197)	$503
Year ended December 31, 2021	$503	71	(261)	$313

Cash and Cash Equivalents

MediaCo considers time deposits, money market fund shares and all highly liquid debt investment instruments with original maturities of three months or less to be cash equivalents. At times, such deposits may be in excess of FDIC insurance limits.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets, which are 30 to 39 years for buildings, the shorter of economic life or expected lease term for leasehold improvements, five to seven years for broadcasting equipment, five years for automobiles, office equipment and computer equipment, 15 years for advertising structures, and three to five years for software. Maintenance, repairs and minor renewals are expensed as incurred; improvements are capitalized. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations. See below for more discussion of impairment policies related to our property and equipment. Depreciation expense for the years ended December 31, 2021, and 2020, was $2.7 million and $2.8 million, respectively.

Intangible Assets and Goodwill

Indefinite-lived Intangibles and Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill, radio broadcasting licenses, and tradenames are not amortized, but are tested at least annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. See Note 10, Intangible Assets and Goodwill, for more discussion of our annual impairment tests performed during the years ended December 31, 2021, and 2020.

Definite-lived Intangibles

The Company’s definite-lived intangible assets consist of programming agreements related to our radio business and customer relationships relating to our outdoor advertising business. These are amortized over the period of time the intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.

Advertising Costs

Advertising costs are expensed when incurred. Advertising expenses were $0.2 million and $0.4 million for the years ended December 31, 2021, and 2020, respectively.

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

Deferred Revenue and Barter Transactions

Deferred revenue includes deferred barter and other transactions in which payments are received prior to the performance of services (e.g., cash-in-advance advertising). Barter transactions are recorded at the estimated fair value of the product or service received. Revenue from barter transactions is recognized when commercials are broadcast. The appropriate expense or asset is recognized when merchandise or services are used or received. Barter revenues were $1.0 million and $0.9 million for the years ended December 31, 2021, and 2020, respectively. Barter expenses were $1.0 million and $0.9 million for the years ended December 31, 2021, and 2020, respectively.

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

The following is a reconciliation of basic and diluted net loss per share attributable to Class A and Class B common shareholders:

	Year Ended December 31,
	2021	2020
Net loss	$(6,082)	$(26,753)
Preferred dividends	2,752	2,148
Net loss attributable to common shareholders	$(8,834)	$(28,901)
Basic and diluted weighted average common shares outstanding	7,217	7,094
Net loss per share attributable to common shareholders	$(1.22)	$(4.07)

Because we have incurred a net loss for the period where the Company had potentially dilutive securities, diluted net loss per common share is the same as basic net loss per common share. The following convertible equity shares and restricted stock awards were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

	Year Ended December 31,
(in thousands)	2021	2020
Convertible Emmis promissory note	2,269	1,370
Convertible Standard General promissory notes	8,725	5,308
Series A convertible preferred stock	9,845	6,005
Restricted stock awards	515	39
Total	21,354	12,722

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

Estimates

The Company has been actively monitoring the COVID-19 situation and its impact globally, as well as domestically and in the markets we serve. Our priority has been the safety of our employees, as well as the informational needs of the communities that we serve. Through the first few months of calendar 2020, the disease became widespread around the world, and on March 11, 2020, the World Health Organization declared a pandemic. In an effort to mitigate the continued spread of COVID-19, many federal, state and local governments mandated various restrictions, including travel restrictions, restrictions on non-essential businesses and services, restrictions on public gatherings and quarantining of people who may have been exposed to the virus. These restrictions, in turn, caused the United States economy to decline and businesses to cancel or reduce amounts spent on advertising, negatively impacting our advertising-based businesses. While not a material amount, some of our advertisers experienced a material decline in their businesses and were not able to pay amounts owed to us when they came due. Throughout 2021, with the increased availability of vaccines, the U.S. experienced an easing of restrictions on travel as well as social gatherings and business activities. However, the broad economic impact of the COVID-19 pandemic remains across multiple sectors, specifically disrupting logistics and global supply chains. If the spread of COVID-19 reaccelerates, or if supply chain disruptions persist, causing certain advertising categories (e.g., automotive dealers) to advertise less, we expect that our results of operations, financial condition and cash flows will continue to be negatively affected, the extent to which is difficult to estimate at this time.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Due to the uncertain future impacts of the COVID-19 pandemic and the related economic disruptions, actual results could differ from those estimates particularly as it relates to estimates reliant on forecasts and other assumptions reasonably available to the Company. The extent to which the COVID-19 pandemic and related economic disruptions impact the Company’s business and financial results will depend on future developments including, but not limited to: (i) the continued spread, duration and severity of the COVID-19 pandemic, (ii) the occurrence, spread, duration and severity of any subsequent wave or waves of outbreaks after the initial outbreak has subsided, (iii) the actions taken by the U.S. and foreign governments to contain the COVID-19 pandemic, address its impact or respond to the reduction in global and local economic activity, (iv) the occurrence, duration and severity of a global, regional or national recession, depression or other sustained adverse market event, and (v) how quickly and to what extent normal economic and operating conditions can resume. The accounting matters assessed included, but were not limited to, allowance for doubtful accounts, our ability to realize our deferred tax assets, and the carrying value of goodwill, FCC licenses and other long-lived assets.

As discussed in Note 13, during 2020, as a result of a sharp deterioration of business activity related to the COVID-19 pandemic and the significant operating losses we incurred, we were unable to conclude that it was more likely than not that we would be able to realize our deferred tax assets; accordingly, we recorded a $18.8 million valuation allowance against these assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material changes to the estimates and material impacts to the Company’s consolidated financial statements in future reporting periods.

Reclassifications

Certain amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements Not Yet Implemented

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses, which introduces new guidance for an approach based on using expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities and net investments in leases as well as reinsurance and trade receivables. This standard will be effective for us as of January 1, 2023. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements.

2. COMMON STOCK

MediaCo has authorized Class A common stock, Class B common stock, and Class C common stock. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. All Class B common stock outstanding is owned by SG Broadcasting. At December 31, 2021 and December 31, 2020, no shares of Class C common stock were issued or outstanding.

On August 20, 2021, MediaCo Holding Inc. entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc.(“B. Riley”), pursuant to which the Company may offer and sell, from time to time through or to B. Riley, as agent or principal, shares of the Company’s Class A Common Stock, $0.01 par value per share, having an aggregate offering price of up to $12.5 million. During the year ended December 31, 2021, Class A stock totaling $0.3 million was sold under the agreement.

3. CONVERTIBLE PREFERRED STOCK

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

MediaCo Series A Preferred Shares rank senior in preference to the MediaCo Class A common stock, MediaCo Class B common stock, and the MediaCo Class C common stock. Pursuant to the Articles of Amendment, the ability of the Company to make distributions with respect to, or make a liquidation payment on, any other class of capital stock in the Company designated to be junior to, or on parity with, the MediaCo Series A Preferred Shares, will be subject to certain restrictions, including that (i) the MediaCo Series A Preferred Shares shall be entitled to receive the amount of dividends per share that would be payable on the number of whole common shares of the Company into which each share of MediaCo Series A Preferred Share could be converted, and (ii) the MediaCo Series A Preferred Shares, upon any liquidation, dissolution or winding up of the Company, shall be entitled to a preference on the assets of the Company. Issued and outstanding shares of MediaCo Series A Preferred Shares shall accrue cumulative dividends, payable in kind, at an annual rate equal to the interest rate on any senior debt of the Company (see Note 6), or if no senior debt is outstanding, 6%, plus additional increases of 1% on December 12, 2020 and each anniversary thereof. On December 13, 2021, and 2020, dividends of $2.7 million and $2.1 million, respectively, were paid in kind. The payment in kind increased the accrued value of the preferred stock and no additional shares were issued as part of this payment.

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

4. SHARE BASED PAYMENTS

The amounts recorded as share based compensation expense consist of restricted stock awards issued to officers and employees that have vesting periods up to three years. Awards are typically made pursuant to employment agreements. Restricted stock awards are granted out of the Company’s 2021 and 2020 Equity Compensation Plans.

We determine the fair value of restricted stock and RSUs based on the closing price of our stock on the date of grant. We generally recognize compensation expense related to restricted stock and RSUs on a straight-line basis over the period during which the restriction lapses. Forfeitures are recognized in the period in which they occur. The following table presents a summary of the Company’s restricted stock grants outstanding at December 31, 2021, and restricted stock activity during the year ended December 31, 2021 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	103	$5.41
Granted	1,366	3.67
Vested (restriction lapsed)	(363)	3.75
Forfeited	(22)	5.56
Grants outstanding, end of period	1,084	$3.77

Recognized Non-Cash Compensation Expense

The following table summarizes stock-based compensation expense recognized by the Company for the years ended December 31, 2021, and 2020. The Company recognized tax benefits of $0.2 million related to stock-based compensation for the year ended December 31, 2021. No tax benefits were recognized for the year ended December 31, 2020.

	Year Ended December 31,
	2021	2020
Operating expenses excluding depreciation and amortization	$1,436	$—
Corporate expenses	2,214	129
Stock-based compensation expense	$3,650	$129

As of December 31, 2021, there was $1.7 million of unrecognized compensation cost related to nonvested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.7 years.

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

Outdoor Advertising

Our outdoor advertising business has approximately 3,500 faces consisting of bulletins, posters and digital billboards. Bulletins are generally large, illuminated advertising structures that are located on major highways and target vehicular traffic. Posters are generally smaller advertising structures that are located on major traffic arteries and city streets and target vehicular and pedestrian traffic. Digital billboards are computer-controlled LED displays where six to eight advertisers rotate continuously, each one having seven to ten seconds to display a static image. Digital billboards are generally located on major traffic arteries and streets. A substantial portion of this revenue is lessor revenue derived from operating leases accounted for under ASC 842, “Leases.” Rental revenue is recognized on a straight-line basis over the term of the respective lease.

Nontraditional

Nontraditional revenues principally consist of ticket sales and sponsorship of events our stations conduct in their local market. These revenues are recognized when our performance obligations are fulfilled, which generally coincides with the occurrence of the related event.

Digital

Digital revenue relates to revenue generated from the sale of digital marketing services (including display advertisements and video sponsorships, but excluding digital billboard advertisements) to advertisers on Company-owned websites and from revenue generated from content distributed across other digital platforms. Digital revenues are generally recognized as the digital advertising is delivered.

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

Disaggregation of revenue

The following table presents the Company's revenues disaggregated by revenue source:

	Year Ended December 31,
	2021		2020
Net revenues:
Radio Advertising	$30,012	54.1%	$19,129	48.7%
Nontraditional	4,864	8.8%	761	1.9%
Digital	2,864	5.2%	2,256	5.7%
Outdoor Advertising (1)	12,725	22.9%	12,459	31.7%
Other	5,028	9.0%	4,656	12.0%
Total net revenues	$55,493		$39,261

(1) A substantial portion of this revenue is from lessor revenue derived from operating leases accounted for under ASC 842, “Leases.”

6. LONG-TERM DEBT

Long-term debt was comprised of the following at December 31, 2021, and December 31, 2020:

	December 31, 2021	December 31, 2020
Senior credit facility	$68,343	$70,972
Notes payable to Emmis	6,154	5,535
Notes payable to SG Broadcasting	27,574	21,400
Less: Current maturities	(2,754)	(1,836)
Less: Unamortized original discount	(1,790)	(2,153)
Total long-term debt, net of current portion and debt discount	$97,527	$93,918

Senior secured term loan agreement

The Company has a five-year senior secured term loan agreement (the “Senior Credit Facility”) with GACP Finance Co., LLC, (“GACP”) a Delaware limited liability company, as administrative agent and collateral agent. The Senior Credit Facility bears interest at a rate equal to the London Interbank Offered Rate ("LIBOR"), plus 7.5%, with a 2.0% LIBOR floor and a 1.0% incremental interest rate paid in kind under certain circumstances (as discussed below). The Senior Credit Facility matures on November, 25, 2024. Prior to subsequent amendments discussed below, the Senior Credit Facility required interest payments on the first business day of each calendar month, and quarterly payments on the principal in an amount equal to one and one quarter percent of the initial aggregate principal amount were due on the last day of each calendar quarter. At its inception, the Senior Credit Facility included covenants pertaining to, among other things, the ability to incur indebtedness, restrictions on the payment of dividends, minimum liquidity requirements, collateral maintenance, minimum Consolidated Fixed Charge Coverage Ratio of 1.10:1.00, and other customary restrictions.

As of December 31, 2021, several amendments had been entered into by the Company and GACP to modify, among other things, certain provisions relating to the repayment of the Term Loan (as defined in the Senior Credit Facility). On May 19, 2021, the Company entered into Amendment No. 4 to its Senior Credit Facility. Under the terms of Amendment No. 4:

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

•

at any time the multiple applied to Billboard Cash Flow exceeds 3.5 or the advance rate applied to the radio stations’ FCC licenses exceeds 60%, an incremental annual interest rate of 1.0% applies and is paid-in-kind monthly;

•	certain specified events of default were waived; and
•	an amendment fee of $0.4 million was paid in cash.

As a result of the $3.0 million payment made under the amendment, the Company recorded a loss on debt extinguishment of $81 thousand during the year ended December 31, 2021.

For the period May 19, 2021 through December 31, 2021, the multiple applied to billboard cash flow was in excess of 3.5x and the advance rate applied to the Company's FCC Licenses exceeded 60% in order for the Company to achieve minimal compliance with its loan to value covenant. Therefore, the incremental annual interest rate of 1.0% applied during this period and additional interest payments of $0.4 million were paid in kind during the year ended December 31, 2021, all of which was added to the principal balance outstanding. $0.1 million of incremental interest was accrued at December 31, 2021 and was paid-in-kind after January 1, 2022.

As of December 31, 2021, there is $68.3 million outstanding under the Senior Credit Facility, which is carried net of a total unamortized discount of $1.8 million.

Emmis Convertible Promissory Note

The Emmis Convertible Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, including any applicable paid in kind rate, or if no senior credit facility is outstanding, of 6.0%, plus an additional 1.0% on any payment of interest in kind and, without regard to whether the Company pays such interest in kind, an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. Because the Senior Credit Facility prohibits the Company from paying interest in cash on the Emmis Convertible Promissory Note, the Company has been accruing interest since inception using the rate applicable if the interest will be paid-in-kind. The Emmis Convertible Promissory Note is convertible, in whole or in part, into MediaCo Class A common stock at the option of Emmis and at a strike price equal to the thirty-day volume weighted average price of the MediaCo Class A common stock on the date of conversion. The Emmis Convertible Promissory Note matures on November 25, 2024. For the year ended December 31, 2021, interest of $0.6 million was paid-in-kind and added to the principal balance outstanding which was $6.2 million December 31, 2021.

Second Amended and Restated SG Broadcasting Promissory Note, Additional SG Broadcasting Promissory Note and May 2021 SG Broadcasting Promissory Note

The Second Amended and Restated SG Broadcasting Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, including any applicable paid-in-kind rate, or if no senior credit facility is outstanding, of 6.0%, and an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. The Second Amended and Restated SG Broadcasting Promissory Note matures on May 25, 2025. Additionally, interest under the Second Amended SG Broadcasting Promissory Note is payable in kind through maturity and is convertible into MediaCo Class A common stock at the option of SG Broadcasting at a strike price equal to the thirty-day volume weighted average price of the MediaCo Class A common stock on the date of conversion.

The Additional SG Broadcasting Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, including any applicable paid-in-kind rate, or if no senior credit facility is outstanding, of 6.0%, and an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. The Additional SG Broadcasting Promissory Note matures on May 25, 2025. Additionally, interest under the Additional SG Broadcasting Promissory Note is payable in kind through maturity and is convertible into MediaCo Class A common stock at the option of SG Broadcasting at a strike price equal to the thirty-day volume weighted average price of the MediaCo Class A common stock on the date of conversion. For the year ended December 31, 2021, annual interest of $2.2 million was paid-in-kind and added to the principal balance outstanding.

On May 19, 2021, the Company issued to SG Broadcasting a subordinated convertible promissory note (the “May 2021 SG Broadcasting Promissory Note”), in return for which SG Broadcasting contributed $3.0 million to the Company to make the prepayment of Senior Credit Facility debt required under Amendment No. 4. Up to $7.0 million may be borrowed pursuant to the May 2021 SG Broadcasting Promissory Note. The May 2021 SG Broadcasting Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, including any applicable paid-in-kind rate, or if no senior credit facility is outstanding, of 6.0%, and an additional increase of 1.0% on November 25, 2021 and additional annual increases of 1.0% following each successive anniversary thereafter. The May 2021 SG Broadcasting Promissory Note matures on May 25, 2025 and interest is payable in-kind through maturity. Subject to prior shareholder approval of the issuance of the shares, the May 2021 SG Broadcasting Promissory Note is convertible into MediaCo Class A common stock at the option of SG Broadcasting at a strike price equal to the thirty-day volume weighted average price of the MediaCo Class A common stock on the date of conversion.

On June 1, 2021, SG Broadcasting contributed $1.0 million to the Company under the May 2021 SG Broadcasting Promissory Note as required by Amendment No. 4 to the Senior Credit Facility.

As of December 31, 2021, there was a total of $27.6 million outstanding under the Second Amended and Restated SG Broadcasting Promissory Note, the Additional SG Broadcasting Promissory Note and the May 2021 SG Broadcasting Promissory Note.

In March 2022, the Company extended the ability to draw the remaining $3.0 million on the May 2021 SG Broadcasting Promissory Note to June 30, 2023 and intends to draw the amount necessary to remain in compliance with our debt covenants under the Senior Credit Facility throughout the term of the note.

Based on amounts outstanding at December 31, 2021, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

Year ended December 31,	Senior Credit Facility	Emmis Notes	SG Broadcasting Notes	Total
2022	2,754	—	—	2,754
2023	3,672	—	—	3,672
2024	61,917	6,154	—	68,071
2025	—	—	27,574	27,574
2026	—	—	—	—
Total	$68,343	$6,154	$27,574	$102,071

7. FAIR VALUE MEASUREMENTS

Fair value is the exchange price to sell an asset or transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company uses market data or assumptions market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs may be readily observable, corroborated by market data, or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Recurring Fair Value Measurements

The Company has no financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021 or 2020.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis including those described in Note 10, Intangible Assets and Goodwill, and are adjusted to fair value only when the carrying values are more than the fair values The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 10 for more discussion).

Fair Value of Other Financial Instruments

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The estimated fair value of financial instruments is determined using the best available market information and appropriate valuation methodologies. Considerable judgment is necessary, however, in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange, or the value that ultimately will be realized upon maturity or disposition. The use of different market assumptions may have a material effect on the estimated fair value amounts. The following methods and assumptions were used to estimate the fair value of financial instruments:

•	Cash and cash equivalents: The carrying amount of these assets approximates fair value because of the short maturity of these instruments.
•

Senior Credit Facility: As of December 31, 2021, the fair value and carrying value, excluding original issue discount, of the Company’s Senior Credit Facility debt was $68.3 million. This debt is not actively traded and is considered a Level 3 instrument. The Company believes the current carrying value of this debt approximates its fair value.

•

Other long-term debt: The Emmis Promissory Note and SG Broadcasting Note are not actively traded and are considered Level 3 instruments. The Company believes the current carrying value of this debt approximates its fair value.

8. ACQUISITION

On May 25, 2021, the Company purchased 24 outdoor advertising structures consisting of 41 faces from DS Outdoor LLC dba Hotspots Outdoor for $0.4 million. The structures are located in Alabama.

On June 25, 2021, the Company purchased 8 outdoor advertising structures consisting of 26 faces from Carpenter Outdoor, LLC for $0.4 million. The structures are located in Georgia.

Both acquisitions are accounted for as asset purchases and our accounting for these transactions was finalized in 2021. The assets associated with both acquisitions are assigned to our Outdoor Advertising segment. In connection with the two asset acquisitions, the Company recorded $0.9 million of property, plant and equipment, $0.3 million of operating lease right-of-use assets and corresponding operating lease liabilities and $0.1 million of additional asset retirement obligations.

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

Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. Variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time, are expensed in the period in which the obligation for these payments was incurred. Variable lease expense for the years ended December 31, 2021, and 2020, was $0.2 million.

We elected not to apply the recognition requirements of ASC 842, “Leases”, to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, we recognized lease payments in the consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense for the years ended December 31, 2021, and 2020, was not material.

The impact of operating leases to our consolidated financial statements was as follows:

	Year Ended December 31,
	2021	2020
Lease Cost
Operating lease cost	$5,018	$4,986
Other Information
Operating cash flows from operating leases	5,858	5,020
Right-of-use assets obtained in exchange for new operating lease liabilities	754	—
Weighted average remaining lease term - operating leases (in years)	8.5	9.0
Weighted average discount rate - operating leases	9.4%	9.1%

As of December 31, 2021, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ended December 31,
2022	$4,922
2023	4,390
2024	2,890
2025	2,873
2026	2,740
After 2026	12,785
Total lease payments	30,600
Less: imputed interest	(9,890)
Total recorded lease liabilities	$20,710

Our outdoor advertising business generates lessor revenue derived from operating leases accounted for under ASC 842, “Leases.” Minimum fixed lease consideration under non-cancelable operating leases for each of the next five years and thereafter, excluding variable lease consideration, as of December 31, 2021, is as follows:

Year ended December 31,
2022	$7,588
2023	597
2024	82
2025	4
2026	—
After 2026	—

10. INTANGIBLE ASSETS AND GOODWILL

As of December 31, 2021 and 2020, intangible assets consisted of the following:

	December 31, 2021	December 31, 2020
Indefinite-lived intangible assets:
FCC Licenses	$63,266	$63,266
Trade Name	733	733
Goodwill	13,102	13,102
Definite-lived intangible assets:
Programming Contract	—	220
Customer List	929	1,896
Total	$78,030	$79,217

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

Impairment Testing

The Company generally performs its annual impairment review of indefinite-lived intangibles as of October 1 each year. At the time of each impairment review, if the fair value of the indefinite-lived intangible is less than its carrying value, a charge is recorded to results of operations. When indicators of impairment are present, the Company will perform an interim impairment test. We will perform additional interim impairment assessments whenever triggering events suggest such testing for the recoverability of these assets is warranted. During the years ended December 31, 2021, and 2020, the Company did not record any impairment losses.

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

Major assumptions involved in this analysis include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share and discount rate. Each of these assumptions may change in the future based upon changes in general economic conditions, audience behavior, consummated transactions, and numerous other variables that may be beyond our control. The projections incorporated into our license valuations take into consideration the current economic conditions. Under the market method, the Company uses recent sales of comparable radio stations for which the sales value appeared to be concentrated entirely in the value of the license, to arrive at an indication of fair value. When evaluating our radio broadcasting licenses for impairment, the testing is performed at the unit of accounting level as determined by ASC Topic 350-30-35. In our case, radio stations in a geographic market cluster are considered a single unit of accounting.

Below are some of the key assumptions used in our income method annual impairment assessments. The long-term growth rates in the New York market in which we operate are based on recent industry trends and our expectations for the market going forward.

	October 1, 2021	October 1, 2020
Discount Rate	12.1%	12.4%
Long-term Revenue Growth Rate	1.3%	1.0%
Mature Market Share	9.2%	9.4%
Operating Profit Margin	24.2-29.0%	26.6-29.5%

As of both December 31, 2021 and December 31 2020, the carrying amount of the Company’s FCC licenses was $63.3 million.

Valuation of Trade Name

As a result of the Fairway Acquisition, the Company acquired the trade name ‘Fairway’. The trade name is well known in the industry and is being retained for continued market use following the acquisition. This trade name favorably factors into customer purchasing decisions. For the purchase price allocation, the trade name was valued using the relief from royalty method. This method is based on what a company would be willing to pay for a royalty in order to exploit the related benefits of the trade name. The value of the trade name is determined by discounting the inherent after-tax royalty savings associated with ownership or possession of the trade name. The valuation assigned to the trade name as a result of the purchase price accounting was $0.7 million. We assess the trade name annually for impairment on October 1 of each year along with our other indefinite-lived intangibles.

Valuation of Goodwill

As a result of the Fairway Acquisition during 2019, the Company recorded $13.1 million of goodwill which accounts for all goodwill on the consolidated balance sheet as of December 31, 2021 and is part of the Outdoor Advertising segment. ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. Under ASC 350 we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual quantitative goodwill impairment test. We perform this assessment annually as of October 1.

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

Definite-lived Intangibles

The following table presents the weighted-average remaining useful life at December 31, 2021 and gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at December 31, 2021 and 2020:

		December 31, 2021			December 31, 2020
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Programming Contract	—	$2,154	$2,154	$—	$2,154	$1,934	$220
Customer List	1.0	2,906	1,977	929	2,906	1,010	1,896
Total		$5,060	$4,131	$929	$5,060	$2,944	$2,116

The customer list was acquired as part of the Fairway Acquisition on December 13, 2019 and was valued as part of the purchase price allocation performed at closing. Customer relationships represent a source of repeat business. The information contained in such relationships usually includes the preferences of the customer, the buying patterns of the customer, and the history of purchases that have been made by the customer. In calculating the value of Fairway Outdoors’ customer relationships, we employed the multiperiod excess earnings method of the income approach, which estimates value based on the present value of future economic benefits. This methodology resulted in a valuation of $2.9 million. A useful life of three years was assigned to the customer list.

Total amortization expense from definite-lived intangibles for the years ended December 31, 2021, and 2020, was $1.2 million and $1.3 million, respectively. The Company estimates amortization expense of $0.9 million for the year ended December 31, 2022 and none thereafter.

11. ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations.

Balance at December 31, 2019	$5,623
Purchase price allocation adjustment	29
Accretion expense	726
Liabilities settled	(62)
Balance at December 31, 2020	$6,316
Additions to asset retirement obligations	179
Accretion expense	848
Liabilities settled	(76)
Balance at December 31, 2021	$7,267

12. OTHER COMMITMENTS AND CONTINGENCIES

Commitments

In addition to the lease payments described in Note 9, the Company has various commitments under contracts that include purchase obligations, employment agreements, and payouts to former management of Fairway Outdoor, with annual commitments at December 31, 2021 as follows:

Year ended December 31,	Total Payments
2022	$1,137
2023	249
2024	—
2025	—
2026	—
Thereafter	—
Total	$1,386

Litigation

From time to time, our stations are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

13. INCOME TAXES

The provision for income taxes for the years ended December 31, 2021, and 2020, consisted of the following:

	Year Ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	110	10,146
State	248	5,415
Total deferred	358	15,561
Provision for income taxes	$358	$15,561

The provision for income taxes for the years ended December 31, 2021, and 2020, differs from that computed at the Federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	21%	21%
Computed income tax provision at federal statutory rate	$(1,203)	$(2,350)
State income tax	(473)	(920)
Equity based compensation	(201)	—
Valuation allowance	2,205	18,795
Other	30	36
Provision for income taxes	$358	$15,561

The final determination of our income tax liability may be materially different from our income tax provision. Significant judgment is required in determining our provision for income taxes. Our calculation of the provision for income taxes is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. In addition, our income tax returns are subject to periodic examination by the Internal Revenue Service and other taxing authorities. As of December 31, 2021, the Company had no open income tax examinations.

The components of deferred tax assets and deferred tax liabilities at December 31, 2021, and 2020, were as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Intangible assets	$13,622	$14,427
Lease liability	6,230	7,125
Interest deduction carryforward	4,311	2,219
Stock compensation	726	39
Net operating losses	8,674	8,009
Other	412	285
Valuation allowance	(21,000)	(18,795)
Total deferred tax assets	12,975	13,309
Deferred tax liabilities
Indefinite-lived intangible assets	(7,056)	(5,939)
Right of use asset	(6,477)	(7,186)
Property and equipment	(1,511)	(1,895)
Total deferred tax liabilities	(15,044)	(15,020)
Net deferred tax liabilities	$(2,069)	$(1,711)

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset (“DTA”) will not be realized. The Company has considered future taxable income and ongoing prudent and feasible tax-planning strategies in assessing the need for the valuation allowance. As of December 31, 2021, and 2020, the Company recorded a valuation allowance against its deferred tax assets, because the Company's management determined that it was more likely than not that certain assets would not be fully realized, as a result of a sharp deterioration of business activity related to the COVID-19 pandemic.

The Company records certain deferred tax liabilities (“DTLs”) related to indefinite lived intangibles that are not expected to reverse during the carry-forward period. These DTLs can be considered a source of future taxable income to support realization of net operating losses (“NOLs”) that do not expire and DTAs that upon reversal would give rise to NOLs that do not expire. With this consideration, the total valuation allowance recorded at December 31, 2021, and 2020, was $21.0 million and $18.8 million, respectively, resulting in a net $2.1 million and $1.7 million DTL, respectively.

The Company has federal net operating losses (“NOLs”) of $34.8 million and state NOLs of $22.1 million available to offset future taxable income. The federal and certain state NOL carryforwards do not expire, and the remaining state NOL carryforwards begin expiring in the year ending December 2039.

Accounting Standards Codification paragraph 740-10 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of December 31, 2021, the Company has no uncertain tax positions.

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

The accounting policies as described in the summary of significant accounting policies included in Note 1 to these consolidated financial statements, are applied consistently across segments.

Year Ended December 31, 2021	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$41,727	$13,766	$—	$55,493
Operating expenses excluding depreciation and amortization expense	28,667	9,057	—	37,724
Corporate expenses	—	—	8,434	8,434
Depreciation and amortization	667	3,258	—	3,925
Loss on disposal of assets	—	(47)	—	(47)
Operating income (loss)	$12,393	$1,498	$(8,434)	$5,457

Year Ended December 31, 2020	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$26,020	$13,241	$—	$39,261
Operating expenses excluding depreciation and amortization expense	22,827	9,517	—	32,344
Corporate expenses	—	—	4,338	4,338
Depreciation and amortization	893	3,188	—	4,081
Loss on disposal of assets	—	197	—	197
Operating income (loss)	$2,300	$339	$(4,338)	$(1,699)

Total Assets	Radio	Outdoor Advertising	Consolidated
December 31, 2021	$90,485	$57,725	$148,210
December 31, 2020	84,219	62,132	146,351

15. EMPLOYEE RETENTION CREDITS

The Consolidated Appropriations Act, passed in December 2020, expanded the employee retention credit program through December 2021. The credits cover 70% of qualified wages, plus the cost to continue providing health benefits to our employees, subject to a $7 thousand cap per employee per quarter. Due to revenue declines we have experienced, we qualified for approximately $1.9 million of employee retention credits during the year ended December 31, 2021, of which $1.1 million was received in cash and $0.8 million of employment tax withholdings were retained. $1.7 million was recorded in Operating expenses excluding depreciation and amortization expense and $0.2 million was recorded in Corporate expenses.

16. RELATED PARTY TRANSACTIONS

Transaction Agreement with Emmis and SG Broadcasting

On June 28, 2019, MediaCo entered into a Contribution and Distribution Agreement with Emmis and SG Broadcasting, pursuant to which (i) Emmis contributed the assets of its radio stations WQHT-FM and WBLS-FM, in exchange for $91.5 million in cash, a $5.0 million note and 23.72% of the common stock of MediaCo, (ii) Standard General purchased 76.28% of the common stock of MediaCo, and (iii) the common stock of MediaCo received by Emmis was distributed pro rata in a taxable dividend to Emmis’ shareholders on January 17, 2020. The common stock of MediaCo acquired by Standard General is entitled to ten votes per share and the common stock acquired by Emmis and distributed to Emmis’ shareholders is entitled to one vote per share. The sale closed on November 25, 2019, at which time MediaCo and Emmis also entered into a management agreement (the “Management Agreement”), an employee leasing agreement (the “Employee Leasing Agreement”) and certain other ancillary agreements. The Management Agreement with Emmis Operating Company was for an initial term of two years (cancellable by MediaCo after 18 months) under which Emmis provided various services to us, including accounting, human resources, information technology, legal, public reporting and tax. The Management Agreement was terminated in November 2021 at the expiration of the initial term. We paid Emmis an annual fee of $1.3 million in equal monthly installments for these services, plus reimbursement of certain expenses directly related to our operations. For the years ended December 31, 2021, and 2020, MediaCo recorded $1.1 million and $1.3 million, respectively, of management fee expense which is included in corporate expenses in the accompanying consolidated statements of operations, all of which was paid as of December 31, 2021.

The initial term of the Employee Leasing Agreement lasted through December 31, 2020. Effective January 1, 2021, the Employee Leasing Agreement was terminated, and the Company hired all of the leased employees and assumed the employment and collective bargaining agreements related to leased employees. The Employee Leasing Agreement was terminated at the expiration of the initial term, so no early termination penalties were incurred. Expense related to the Employee Leasing Agreement was $9.6 million for the year ended December 31, 2020. This expense was recognized in operating expenses excluding depreciation and amortization in the consolidated statements of operations. No amount remains unpaid as of December 31, 2021.

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

On November 25, 2021, annual interest of $0.6 million and $2.2 million was paid in kind and added to the principal balances of the Emmis Convertible Promissory Note and the SG Broadcasting Promissory Note, respectively. Consequently, the principal amount outstanding under the Emmis Convertible Promissory Note and the SG Broadcasting Promissory Notes as of December 31, 2021 was $6.2 million and $27.6 million, respectively.

The Company recognized interest expense of $0.6 million and $2.5 million related to the Emmis Convertible Promissory Note and the SG Broadcasting Promissory Notes, respectively. The terms of these notes are described in Note 6.

Convertible Preferred Stock

On December 13, 2019, in connection with the Fairway Acquisition, the Company issued to SG Broadcasting 220,000 shares of MediaCo Series A Convertible Preferred Stock. Dividends on Series A Convertible Preferred Stock held by SG Broadcasting were $2.8 million and $2.1 million for the years ended December 31, 2021, and 2020. On December 13, 2021, and 2020, $2.7 million and $2.1 million, respectively, of dividends were paid in kind. These payments in kind increased the accrued value of the preferred stock and no additional shares were issued as part of this payment. As of December 31, 2021, and 2020, unpaid cumulative dividends were $0.2 million and $0.1 million, respectively, and included in the balance of preferred stock in the accompanying consolidated balance sheets. See Note 3 for a description of the Preferred Stock.

Loan Proceeds Participation Agreement

On April 22, 2020, MediaCo and Emmis entered into a certain Loan Proceeds Participation Agreement (the “LPPA”) pursuant to which (i) Emmis agreed to use certain of the proceeds of the loan Emmis received pursuant to the Paycheck Protection Program (“PPP”) under Division A, Title I of the CARES Act to pay certain wages of employees leased to MediaCo pursuant to the Employee Leasing Agreement, between Emmis and MediaCo (ii) Emmis agreed to waive up to $1.5 million in reimbursement obligations of MediaCo to Emmis under the Employee Leasing Agreement to the extent that the PPP Loan is forgiven, and (iii) MediaCo agreed to promptly pay Emmis an amount equal to 31.56% of the amount of the PPP Loan, if any, that Emmis is required to repay, up to the amount of the reimbursement obligations forgiven under (ii) above. Standard General L.P., on behalf of all of the funds for which it serves as an investment advisor, agreed to guaranty MediaCo’s obligations under the LPPA. During 2021, Emmis received notification that the full amount of the loan was forgiven.

Management Agreement for Billboards LLC

On August 11, 2020, the board of directors of the Company unanimously authorized the entry into a certain Management Agreement (the “Billboard Agreement”) between Fairway Outdoor LLC (a subsidiary of the Company, “Fairway”) and Billboards LLC (an affiliate of Standard General, “Billboards”). Under the Billboard Agreement, Fairway will manage the billboard business of Billboards in exchange for payments of $25,000 per quarter and reimbursement of all out-of-pocket expenses incurred by Fairway in the performance of its duties under the Billboard Agreement. The Billboard Agreement has an effective date of August 1, 2020, has a term of three years, and has customary provisions on limitation of liability and indemnification. $0.1 million of income was recognized in the year ended December 31, 2021 in relation to the Billboard Agreement, none of which was outstanding as of December 31, 2021. Additionally, Fairway incurred $0.2 million of out-of-pocket expenses for the period, $0.1 million of which has been reimbursed as of December 31, 2021.

17. SUBSEQUENT EVENTS

In March 2022, a bonus award of $1.3 million was approved and granted to certain employees based on their service and results in 2021. These awards are to be paid partially in cash and partially in restricted stock awards, which vest immediately upon grant in March 2022. For the year ended December 31, 2021, we recorded $0.5 million of expense related to the cash portion of the awards, of which $0.2 million and $0.3 million are included in Operating expenses excluding depreciation and amortization expense and Corporate expenses, respectively. $0.8 million was recorded as stock-based compensation expense in 2022.

In March 2022, the Company extended the time we are able to make additional draws on the May 2021 SG Broadcasting Promissory Note. See Note 6 for further discussion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Based upon the Controls Evaluation, our CEO and CFO concluded that as of December 31, 2021, our Disclosure Controls are effective to ensure that information relating to MediaCo Holding Inc. and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2021, based on the control criteria established in a report entitled Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that its internal control over financial reporting is effective as of December 31, 2021.

ITEM 9B. OTHER INFORMATION

On March 18, 2022, the Company and SG Broadcasting agreed to amend the May 2021 SG Broadcasting Promissory Note to extend the Company’s ability to draw the remaining $3.0 million on the May 2021 SG Broadcasting Promissory Note from June 30, 2022 to June 30, 2023.

On March 23, 2022, the Board of Directors approved amendments to the Company’s Code of Bylaws to change the Company’s primary business address from One Emmis Plaza, Suite 700, 40 Monument Circle, Indianapolis, Indiana 46204 to 395 Hudson Street, 7th Floor, New York, New York 10014 and to provide that meetings of the Company’s shareholders will be held in New York or such other place as the Board of Directors may determine, including by remote means.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections entitled “Corporate Governance – Compensation of Directors,” and “Executive Compensation” in the proxy statement for the Annual Meeting of Shareholders expected to be filed within 120 days after the end of the fiscal year to which this report applies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the section entitled “Security Ownership of Beneficial Owners and Management” in the proxy statement for the Annual Meeting of Shareholders expected to be filed within 120 days after the end of the fiscal year to which this report applies.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2021 and 2020 Equity Compensation Plans as of December 31, 2021. Our shareholders have approved these plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Class A common stock
Equity Compensation Plans
Approved by Security Holders	1,084,019	$3.77	1,667,525
Equity Compensation Plans
Not Approved by Security Holders	—	—	—
Total	1,084,019	$3.77	1,667,525

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections entitled “Corporate Governance – Independent Directors” and “Corporate Governance – Transactions with Related Persons” in the proxy statement for the Annual Meeting of Shareholders expected to be filed within 120 days after the end of the fiscal year to which this report applies.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is Ernst & Young LLP, Indianapolis, IN, PCAOB ID 42.

The information required by this item is incorporated by reference from the section entitled “Matters Relating to Independent Registered Public Accountants” in the proxy statement for the Annual Meeting of Shareholders expected to be filed within 120 days after the end of the fiscal year to which this report applies.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The financial statements filed as a part of this report are set forth under Item 8.

Financial Statement Schedules

No financial statement schedules are required to be filed with this report.

Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of MediaCo Holding Inc., as amended.		10-KT	12/31/2019	3.1	3/27/2020
3.2	Amended and Restated Code of Bylaws of MediaCo Holding Inc.	X
4.1	Description of Capital Stock		10-KT	12/31/2019	4.1	3/27/2020
10.1†	Employment Agreement, effective as of July 1, 2021, by and between MediaCo Holding Inc. and Rahsan-Rahsan Lindsay		10-Q	9/30/2021	10.1	11/12/2021
10.2†	MediaCo Holding Inc. 2021 Equity Compensation Plan		Definitive Proxy		Ex. A	4/2/2021
10.3	Amended and Restated Promissory Note, dated as of February 28, 2020, by MediaCo Holding Inc. in favor of SG Broadcasting LLC.		8-K		10.1	3/2/2020
10.4	Unsecured Convertible Promissory Note, dated as of May 19, 2021, by MediaCo Holding Inc. in favor of SG Broadcasting LLC.		8-K		10.2	5/21/2021
10.5	Amendment No. 1 to Amended and Restated Term Loan Agreement, dated as of February 28, 2020, by and among MediaCo Holding Inc., the other parties designated as borrowers thereto, the financial institutions from time to time party thereto, and GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent.		8-K		10.2	3/2/2020
10.6	Second Amended and Restated Promissory Note, dated as of March 27, 2020, by MediaCo Holding Inc. in favor of SG Broadcasting LLC.		10-KT	12/31/2019	10.19	3/27/2020
10.7	Amendment No. 2 to Amended and Restated Term Loan Agreement, dated as of March 27, 2020, by and among MediaCo Holding Inc., the other parties designated as borrowers thereto, the financial institutions from time to time party thereto, and GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent.		10-KT	12/31/2019	10.20	3/27/2020
10.8†	Form of Restricted Stock Agreement under 2020 Equity Compensation Plan.		10-Q	6/30/2020	10.2	8/14/2020
10.9	Management Agreement, effective August 1, 2020, between Fairway Outdoor LLC and Billboards LLC.		10-Q	6/30/2020	10.3	8/14/2020
10.10	Amendment No. 3 to Amended and Restated Term Loan Agreement, dated as of August 28, 2020, by and among MediaCo Holding Inc., the other parties designated as borrowers thereto, the financial institutions from time to time party thereto, and GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent.		8-K		10.1	8/31/2020

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.11	Amendment No. 4 to Amended and Restated Term Loan Agreement, dated as of May 19, 2021, by and among MediaCo Holding Inc., the other parties designated as borrowers thereto, the financial institutions from time to time party thereto, and GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent.		8-K		10.1	5/21/2021
10.12	Amendment No. 1 to Unsecured Convertible Promissory Note, dated as of March 18, 2022, by and between MediaCo Holding Inc., and SG Broadcasting LLC.	X
21	Subsidiaries of MediaCo Holding Inc.	X
23	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

 †                                         Constitutes a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

Signatures.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACO HOLDING INC.

Date: March 24, 2022	By:	/s/ Rahsan-Rahsan Lindsay
Rahsan-Rahsan Lindsay
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE

Date: March 24, 2022	/s/ Rahsan-Rahsan Lindsay	Chief Executive Officer and Director
	Rahsan-Rahsan Lindsay	(Principal Executive Officer)

Date: March 24, 2022	/s/ Ann C. Beemish	Executive Vice President, Chief Financial Officer
	Ann C. Beemish	and Treasurer (Principal Financial Officer and
Principal Accounting Officer)

Date: March 24, 2022	/s/ Patrick M. Walsh	Director
Patrick M. Walsh

Date: March 24, 2022	/s/ J. Scott Enright	Director
J. Scott Enright

Date: March 24, 2022	/s/ Andrew Glaze	Director
Andrew Glaze

Date: March 24, 2022	/s/ Laura Lee	Director
Laura Lee

Date: March 24, 2022	/s/ Mary Beth McAdaragh	Director
Mary Beth McAdaragh

Date: March 24, 2022	/s/ Deborah McDermott	Director
Deborah McDermott

Date: March 24, 2022	/s/ Jeffrey H. Smulyan	Director
Jeffrey H. Smulyan