Form 10-Q
period 2022-03-31
Mediaco Holding Inc.
filed 2022-05-12
CIK 1784254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of May 6, 2022, was:

3,147,171	Shares of Class A Common Stock, $.01 Par Value
5,413,197	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
NET REVENUES	$11,535	$9,743
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	9,332	7,761
Corporate expenses	2,487	1,641
Depreciation and amortization	930	981
Loss (gain) on disposal of assets	18	(6)
Total operating expenses	12,767	10,377
OPERATING LOSS	(1,232)	(634)
OTHER EXPENSE:
Interest expense	(2,998)	(2,538)
LOSS BEFORE INCOME TAXES	(4,230)	(3,172)
PROVISION FOR INCOME TAXES	63	81
CONSOLIDATED NET LOSS	(4,293)	(3,253)
PREFERRED STOCK DIVIDENDS	838	634
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,131)	$(3,887)

Basic and diluted loss per share attributable to common shareholders	$(0.68)	$(0.55)
Basic and diluted weighted average number of common shares outstanding	7,558	7,115

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
(in thousands, except share data)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,757	$6,121
Accounts receivable, net of allowance for doubtful accounts of $226 and $313, respectively	9,226	13,756
Prepaid expenses	1,763	1,238
Other current assets	295	526
Total current assets	20,041	21,641
PROPERTY AND EQUIPMENT, NET	26,519	26,533
INTANGIBLE ASSETS, NET	77,787	78,030
OTHER ASSETS:
Operating lease right of use assets	20,911	21,663
Deposits and other	344	343
Total other assets	21,255	22,006
Total assets	$145,602	$148,210
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,443	$2,710
Current maturities of long-term debt	3,672	2,754
Accrued salaries and commissions	1,575	1,284
Deferred revenue	2,390	2,022
Operating lease liabilities	4,015	3,801
Other current liabilities	2,440	1,412
Total current liabilities	16,535	13,983
LONG TERM DEBT, NET OF CURRENT	96,938	97,527
OPERATING LEASE LIABILITIES, NET OF CURRENT	15,999	16,909
ASSET RETIREMENT OBLIGATIONS	7,498	7,267
DEFERRED INCOME TAXES	2,132	2,069
OTHER NONCURRENT LIABILITIES	10	16
Total liabilities	139,112	137,771
COMMITMENTS AND CONTINGENCIES
SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK, $0.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED; 220,000 SHARES ISSUED AND OUTSTANDING	27,848	27,010
RETAINED DEFICIT:
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 3,157,033 shares and 3,056,757 shares at March 31, 2022, and December 31, 2021, respectively	32	31
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 5,413,197 shares at March 31, 2022, and December 31, 2021	54	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	24,373	24,030
Accumulated deficit	(45,817)	(40,686)
Total deficit	(21,358)	(16,571)
Total liabilities and deficit	$145,602	$148,210

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED DEFICIT

(Unaudited)

	Class A Common Stock		Class B Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2021	3,056,757	$31	5,413,197	$54	$24,030	$(40,686)	$(16,571)
Net loss	—	—	—	—	—	(4,293)	(4,293)
Issuance of class A to employees, officers and directors	100,276	1	—	—	343	—	344
Preferred stock dividends	—	—	—	—	—	(838)	(838)
BALANCE, MARCH 31, 2022	3,157,033	$32	5,413,197	$54	$24,373	$(45,817)	$(21,358)

BALANCE, DECEMBER 31, 2020	1,785,880	$18	5,413,197	$54	$20,772	$(31,852)	$(11,008)
Net loss	—	—	—	—	—	(3,253)	(3,253)
Issuance of class A to employees, officers and directors	651,670	6	—	—	464	—	470
Preferred stock dividends	—	—	—	—	—	(634)	(634)
BALANCE, MARCH 31, 2021	2,437,550	$24	5,413,197	$54	$21,236	$(35,739)	$(14,425)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,293)	$(3,253)
Adjustments to reconcile net loss to net cash provided by operating activities -
Depreciation and amortization	930	981
Amortization of debt discount	161	146
Noncash interest expense	171	—
Noncash lease expense	806	775
Provision for bad debts	64	61
Accretion of asset retirement obligation	232	165
Provision for deferred income taxes	63	81
Noncash compensation	1,556	634
Loss (gain) on sale of property and equipment	18	(6)
Changes in assets and liabilities
Accounts receivable	4,466	1,183
Prepaid expenses and other current assets	(202)	(186)
Other assets	(66)	39
Accounts payable and accrued liabilities	67	(412)
Deferred revenue	368	215
Operating lease liabilities	(696)	(941)
Other liabilities	1,016	1,096
Net cash provided by operating activities	4,661	578
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(816)	(206)
Proceeds from the sale of property and equipment	—	111
Net cash used in investing activities	(816)	(95)
CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement of tax withholding obligations	(1,209)	(164)
Net cash used in financing activities	(1,209)	(164)
INCREASE IN CASH AND CASH EQUIVALENTS	2,636	319
CASH AND CASH EQUIVALENTS:
Beginning of period	6,121	4,171
End of period	$8,757	$4,490
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,674	$1,157

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Unless Indicated Otherwise)

March 31, 2022

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

MediaCo Holding Inc. (“MediaCo” or the “Company”) is an owned and operated multi-media company formed in Indiana in 2019, focused on radio, outdoor, and digital advertising.

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

The Company has certain assets that are measured at fair value on a non-recurring basis including those described in Note 2, Intangible Assets and Goodwill, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 2 for more discussion).

The Company’s long-term debt is not actively traded and is considered a Level 3 measurement. The Company believes the current carrying value of its long-term debt approximates its fair value.

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Due to the COVID-19 pandemic, the global economy and financial markets have been disrupted and there is uncertainty about the length and severity of the consequences caused by the pandemic. The Company has considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.

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

	For the Three Months Ended March 31,
	2022	2021
Net loss	$(4,293)	$(3,253)
Preferred dividends	838	634
Net loss attributable to common shareholders	$(5,131)	$(3,887)
Basic and diluted weighted average common shares outstanding	7,558	7,115
Net loss attributable to common shareholders	$(0.68)	$(0.55)

On August 20, 2021, MediaCo Holding Inc. entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. (B. Riley”), pursuant to which the Company may offer and sell, from time to time through or to B. Riley, as agent or principal, shares of the Company’s Class A Common Stock, $0.01 par value per share, having an aggregate offering price of up to $12.5 million. No shares were sold during the three-month period ended March 31, 2022.

Because we have incurred a net loss for the period where the Company had potentially dilutive securities, diluted net loss per common share is the same as basic net loss per common share. The following convertible equity shares and restricted stock awards were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Convertible Emmis promissory note	1,349	2,126
Convertible Standard General promissory notes	5,158	8,219
Series A convertible preferred stock	5,849	9,560
Restricted stock awards	611	174
Total anti-dilutive shares	12,967	20,079

Recent Accounting Pronouncements Not Yet Implemented

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses, which introduces new guidance for an approach based on using expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities and net investments in leases as well as reinsurance and trade receivables. This standard will be effective for us as of January 1, 2023. We do not expect the adoption of the new standard to have a significant impact on our condensed consolidated financial statements.

2. INTANGIBLE ASSETS AND GOODWILL

As of March 31, 2022 and December 31, 2021, intangible assets consisted of the following:

	March 31, 2022	December 31, 2021
Indefinite-lived intangible assets
FCC licenses	$63,266	$63,266
Trade name	733	733
Goodwill	13,102	13,102
Definite-lived intangible assets
Customer list	686	929
Total	$77,787	$78,030

Valuation of Indefinite-lived Broadcasting Licenses

In accordance with ASC Topic 350, Intangibles—Goodwill and Other, the Company’s FCC licenses are considered indefinite-lived intangibles; therefore, they are not subject to amortization, but are tested for impairment at least annually as discussed below.

The carrying amounts of the Company’s FCC licenses were $63.3 million as of March 31, 2022 and December 31, 2021. Pursuant to our accounting policy, stations in a geographic market cluster are considered a single unit of accounting. The stations perform an annual impairment test of indefinite-lived intangibles as of October 1 of each year. When indicators of impairment are present, we will perform an interim impairment test. There have been no indicators of impairment since we performed our annual impairment assessment as of October 1, 2021 and therefore there has been no need to perform an interim impairment assessment. Future impairment tests may result in additional impairment charges in subsequent periods.

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

Valuation of Goodwill

All goodwill on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 is part of the Outdoor Advertising segment. The Company tests goodwill for impairment at least annually. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual quantitative goodwill impairment test. We perform this assessment annually as of October 1, unless indicators of impairment exist at an interim period.

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

Definite-lived intangibles

The following table presents the weighted-average useful life at March 31, 2022, and the gross carrying amount and accumulated amortization at March 31, 2022, and December 31, 2021, for our definite-lived intangible asset:

		March 31, 2022			December 31, 2021
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer list	0.7	$2,906	$2,220	$686	$2,906	$1,977	$929

The customer list was acquired as part of the purchase of our Outdoor Advertising segment and was valued as part of the purchase price allocation performed at closing. Customer relationships represent a source of repeat business. The information contained in such relationships usually includes the preferences of the customer, the buying patterns of the customer, and the history of purchases that have been made by the customer. In calculating the value of Fairway Outdoors’ customer relationships, we employed the multiperiod excess earnings method of the income approach, which estimates value based on the present value of future economic benefits. This methodology resulted in a valuation of $2.9 million. A useful life of three years was assigned to the customer list.

Total amortization expense from definite-lived intangible assets for the three-month periods ended March 31, 2022, and 2021 was $0.2 million and $0.3 million, respectively. The Company estimates amortization expense of $0.7 million for the remainder of the year ending December 31, 2022 and none thereafter.

3. REVENUE

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

Outdoor Advertising

Our outdoor advertising business has approximately 3,500 faces consisting of bulletins, posters, and digital billboards. Bulletins are generally large, illuminated advertising structures that are located on major highways and target vehicular traffic. Posters are generally smaller advertising structures that are located on major traffic arteries and city streets and target vehicular and pedestrian traffic. Digital billboards are computer controlled LED displays where six to eight advertisers rotate continuously, each one having seven to ten seconds to display a static image. Digital billboards are generally located on major traffic arteries and streets. A substantial portion of this revenue is lessor revenue derived from operating leases accounted for under ASC 842, “Leases.” Rental revenue is recognized on a straight-line basis over the term of the respective lease.

Nontraditional

Nontraditional revenues principally consist of ticket sales and sponsorship of events our stations conduct in their local market. These revenues are recognized when our performance obligations are fulfilled, which generally coincides with the occurrence of the related event.

Digital

Digital revenue relates to revenue generated from the sale of digital marketing services (including display advertisements and video pre-roll and sponsorships, but excluding digital billboard advertisements) to advertisers on Company-owned websites and applications from revenue generated from content distributed across other digital platforms. Digital revenues are generally recognized as the digital advertising is delivered.

Other

Other revenue includes barter revenue, network revenue, and production revenue. The Company provides advertising broadcast time in exchange for certain products and services, including on-air radio programming. These barter arrangements generally allow the Company to preempt such bartered broadcast time in favor of advertisers who purchase time for cash consideration. These barter arrangements are valued based upon the Company’s estimate of the fair value of the products and services received. Revenue is recognized on barter arrangements when we broadcast the advertisements. Advertisements delivered under barter arrangements are typically aired during the same period in which the products and services are consumed. The Company also sells certain remnant advertising inventory to third-parties for cash, and we refer to this as network revenue. The third-parties aggregate our remnant inventory with other broadcasters' remnant inventory for sale to third parties, generally to large national advertisers. This network revenue is recognized as we broadcast the advertisements. In connection with certain outdoor advertising arrangements, the customer may request that the Company produce the billboard wrap (commonly printed on a vinyl material) displaying the customer’s advertisement on our outdoor structure. This production revenue is recognized as the deliverable is made available to the customer or attached to our outdoor structure. Other revenue also includes the management fee received from Billboards LLC (see Note 10).

Disaggregation of revenue

The following table presents the Company's revenues disaggregated by revenue source:

	For the Three Months Ended March 31,
	2022	% of Total	2021	% of Total
Revenue by Source:
Radio Advertising	$6,177	53.6%	$4,955	50.9%
Outdoor Advertising (1)	3,124	27.1%	2,972	30.5%
Nontraditional	168	1.5%	137	1.4%
Digital	730	6.3%	485	5.0%
Other	1,336	11.5%	1,194	12.2%
Total net revenues	$11,535		$9,743

(1) A substantial portion of this revenue is from lessor revenue derived from operating leases accounted for under ASC 842, “Leases.”

4. LONG-TERM DEBT

Long-term debt was comprised of the following at March 31, 2022, and December 31, 2021:

	March 31, 2022	December 31, 2021
Senior credit facility	$68,514	$68,343
Notes payable to Emmis	6,154	6,154
Notes payable to SG Broadcasting	27,574	27,574
Less: Current maturities	(3,672)	(2,754)
Less: Unamortized original issue discount	(1,632)	(1,790)
Total long-term debt, net of current portion and debt discount	$96,938	$97,527

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

As of March 31, 2022, a number of amendments had been entered into by the Company and GACP to modify, among other things, certain provisions relating to the repayment of the Term Loan (as defined in the Senior Credit Facility). On May 19, 2021, the Company entered into Amendment No. 4 to its Senior Credit Facility. Under the terms of Amendment No. 4:

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

•

at any time the multiple applied to Billboard Cash Flow exceeds 3.5 or the advance rate applied to the radio stations’ FCC licenses exceeds 60%, an incremental annual interest rate of 1.0% applies and is paid in kind monthly;

•	certain specified events of default were waived; and
•	an amendment fee of $0.4 million was paid in cash.

For the period May 19, 2021 through March 31, 2022, the multiple applied to billboard cash flow was in excess of 3.5x and the advance rate applied to the Company's FCC licenses exceeded 60% in order for the Company to achieve minimal compliance with its loan to value covenant. Therefore, the incremental annual interest rate of 1.0% applied during this period and additional interest payments of $0.2 million were paid in kind during the three-month period ended March 31, 2022, all of which were added to the principal balance outstanding. Incremental interest of $0.1 million was accrued at March 31, 2022 and was paid in kind after April 1, 2022.

As of March 31, 2022, there was $68.5 million outstanding under the Senior Credit Facility, carried net of a total unamortized discount of $1.6 million.

Emmis Convertible Promissory Note

The Emmis Convertible Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, including any applicable paid in kind rate, or if no senior credit facility is outstanding, of 6.0%, plus an additional 1.0% on any payment of interest in kind and, without regard to whether the Company pays such interest in kind, an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. Because the Senior Credit Facility prohibits the Company from paying interest in cash on the Emmis Convertible Promissory Note, the Company has been accruing interest since inception using the rate applicable if the interest will be paid in kind. The Emmis Convertible Promissory Note is convertible, in whole or in part, into MediaCo Class A common stock at the option of Emmis and at a strike price equal to the thirty-day volume weighted average price of the MediaCo Class A common stock on the date of conversion. The Emmis Convertible Promissory Note matures on November 25, 2024. As of March 31, 2022, the principal balance outstanding under the Emmis Convertible Promissory Note was $6.2 million.

Second Amended and Restated SG Broadcasting Promissory Note, Additional SG Broadcasting Promissory Note and May 2021 SG Broadcasting Promissory Note

The Second Amended and Restated SG Broadcasting Promissory Note and Additional SG Broadcasting Promissory Note (“the SG Broadcasting Promissory Notes”) carry interest at a base rate equal to the interest on any senior credit facility, including any applicable paid in kind rate, or if no senior credit facility is outstanding, of 6.0%, and an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. The SG Broadcasting Promissory Notes mature on May 25, 2025. Additionally, interest under the SG Broadcasting Promissory Notes is payable in kind through maturity, and is convertible into MediaCo Class A common stock at the option of SG Broadcasting at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion.

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

As of March 31, 2022, there was a total of $27.6 million outstanding under the SG Broadcasting Promissory Notes and the May 2021 SG Broadcasting Promissory Note.

Based on amounts outstanding at March 31, 2022, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

Year ended December 31,	Senior Credit Facility	Emmis Note	SG Broadcasting Notes	Total Payments
Remainder of 2022	$2,754	$—	$—	$2,754
2023	3,672	—	—	3,672
2024	62,088	6,154	—	68,242
2025	—	—	27,574	27,574
2026	—	—	—	—
Total	$68,514	$6,154	$27,574	$102,242

5. REGULATORY, LEGAL AND OTHER MATTERS

From time to time, our stations are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

6. INCOME TAXES

The effective tax rate for the three months ended March 31, 2022, and 2021 was 1% and 3%, respectively. Our effective tax rate for the three months ended March 31, 2022 differs from the statutory tax rate primarily due to the recognition of additional valuation allowance.

7. LEASES

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

Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate if it is readily determinable. Our lease terms may include options to extend or terminate the lease, which we treat as exercised when it is reasonably certain and there is a significant economic incentive to exercise that option. Our Outdoor Advertising segment treats evergreen leases as though they will be automatically renewed at the end of each term.

Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. Variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time, are expensed in the period in which the obligation for these payments was incurred. Variable lease expense for the three months ended March 31, 2022, and 2021 was $0.1 million.

We elected not to apply the recognition requirements of ASC 842, “Leases”, to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, we recognized lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized in the three months ended March 31, 2022, and 2021 was not material.

The impact of operating leases to our condensed consolidated financial statements was as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Operating lease cost	$1,297	$1,247
Operating cash flows from operating leases	1,484	1,290
Right-of-use assets obtained in exchange for new operating lease liabilities	192	—

	As of March 31,	As of December 31,
	2022	2021
Weighted average remaining lease term - operating leases (in years)	8.4	8.5
Weighted average discount rate - operating leases	9.4%	9.4%

As of March 31, 2022, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ending December 31,
Remainder of 2022	$3,731
2023	4,400
2024	2,900
2025	2,883
2026	2,751
After 2026	12,802
Total lease payments	29,467
Less imputed interest	(9,453)
Total recorded lease liabilities	$20,014

Our outdoor advertising business generates lessor revenue derived from operating leases accounted for under ASC 842, “Leases.” Minimum fixed lease consideration under non-cancelable operating leases for each of the next five years and thereafter, excluding variable lease consideration, as of March 31, 2022, is as follows:
Year ending December 31,
Remainder of 2022	$6,686
2023	1,298
2024	160
2025	34
2026	8
After 2026	—

8. ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land, and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations.

Balance at December 31, 2021	$7,267
Additions to asset retirement obligations	36
Accretion expense	232
Liabilities settled	(37)
Balance at March 31, 2022	$7,498

9. SEGMENT INFORMATION

The Company’s operations are aligned into two business segments: Radio and Outdoor Advertising. Radio includes the operations and results of WQHT-FM and WBLS-FM, and Outdoor Advertising includes the operations and results of the Fairway businesses acquired in December 2019 and additional acquisitions thereafter. The Company groups activities that are not considered operating segments in the “All Other” category.

These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate expenses, including transaction costs, are not allocated to reportable segments. The Company’s segments operate exclusively in the United States.

The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2021, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended March 31, 2022	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$8,113	$3,422	$—	$11,535
Operating expenses excluding depreciation and amortization expense	6,623	2,709	—	9,332
Corporate expenses	—	—	2,487	2,487
Depreciation and amortization	101	829	—	930
Loss on disposal of assets	—	18	—	18
Operating income (loss)	$1,389	$(134)	$(2,487)	$(1,232)

Three Months Ended March 31, 2021	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$6,502	$3,241	$—	$9,743
Operating expenses excluding depreciation and amortization expense	5,291	2,470	—	7,761
Corporate expenses	—	—	1,641	1,641
Depreciation and amortization	191	790	—	981
Gain on disposal of assets	—	(6)	—	(6)
Operating income (loss)	$1,020	$(13)	$(1,641)	$(634)

Total Assets	Radio	Outdoor Advertising	Consolidated
March 31, 2022	$87,429	$58,173	$145,602
December 31, 2021	90,485	57,725	148,210

10. RELATED PARTY TRANSACTIONS

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

The sale closed on November 25, 2019, at which time MediaCo and Emmis also entered into a management agreement (the “Management Agreement”), an employee leasing agreement (the “Employee Leasing Agreement”) and certain other ancillary agreements. The Management Agreement with Emmis Operating Company was for an initial term of two years (cancellable by MediaCo after 18 months) under which Emmis provided various services to us, including accounting, human resources, information technology, legal, public reporting and tax. The Management Agreement was terminated in November 2021 at the expiration of the initial term. For the three months ended March 31, 2021, MediaCo recorded $0.3 million of management fee expense, which is included in corporate expenses in the accompanying condensed consolidated statements of operations. The Employee Leasing Agreement was terminated in January 2021 at the expiration of the initial term.

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

On November 25, 2021, annual interest of $0.6 million and $2.2 million was paid in kind and added to the principal balances of the Emmis Convertible Promissory Note and the SG Broadcasting Promissory Note, respectively. Consequently, the principal amount outstanding as of March 31, 2022 and December 31, 2021 under the Emmis Convertible Promissory Note and the SG Broadcasting Promissory Notes was $6.2 million and $27.6 million, respectively.

The Company recognized interest expense of $0.2 million and $0.1 million related to the Emmis Convertible Promissory Note for the three months ended March 31, 2022, and 2021, respectively. The Company recognized interest expense of $0.8 million and $0.5 million related to the SG Promissory Notes for the three months ended March 31, 2022, and 2021, respectively.

The terms of these notes are described in Note 4.

Convertible Preferred Stock

On December 13, 2019, in connection with the purchase of our Outdoor Advertising segment, the Company issued to SG Broadcasting 220,000 shares of MediaCo Series A Convertible Preferred Stock.

MediaCo Series A Preferred Shares rank senior in preference to the MediaCo Class A common stock, MediaCo Class B common stock, and the MediaCo Class C common stock. Pursuant to the Articles of Amendment, the ability of the Company to make distributions with respect to, or make a liquidation payment on, any other class of capital stock in the Company designated to be junior to, or on parity with, the MediaCo Series A Preferred Shares, will be subject to certain restrictions, including that (i) the MediaCo Series A Preferred Shares shall be entitled to receive the amount of dividends per share that would be payable on the number of whole common shares of the Company into which each share of MediaCo Series A Preferred Share could be converted, and (ii) the MediaCo Series A Preferred Shares, upon any liquidation, dissolution or winding up of the Company, shall be entitled to a preference on the assets of the Company. Issued and outstanding shares of MediaCo Series A Preferred Shares shall accrue cumulative dividends, payable in kind, at an annual rate equal to the interest rate on any senior debt of the Company (see Note 4), or if no senior debt is outstanding, 6%, plus additional increases of 1% on December 12, 2020 and each anniversary thereof. On December 13, 2021, dividends of $2.7 million were paid in kind. The payment in kind increased the accrued value of the preferred stock and no additional shares were issued as part of this payment.

MediaCo Series A Preferred Shares are redeemable for cash at the option of SG Broadcasting at any time on or after June 12, 2025, and so the shares are classified outside of permanent equity. The Series A Preferred Shares are also convertible into shares of Class A common stock at the option of SG Broadcasting, with the number of shares of common stock determined by dividing the original contribution, plus accrued dividends, by the 30-day volume weighted average share price of Class A common shares. The Series A Preferred Shares are participating securities and we calculate earnings per share using the two-class method.

Dividends on Series A Convertible Preferred Stock held by SG Broadcasting were $0.8 million and $0.6 million, respectively, for the three months ended March 31, 2022, and 2021. As of March 31, 2022, and December 31, 2021, unpaid cumulative dividends were $1.0 million and $0.2 million, respectively, and included in the balance of preferred stock in the accompanying condensed consolidated balance sheets.

Loan Proceeds Participation Agreement

On April 22, 2020, MediaCo and Emmis entered into a certain Loan Proceeds Participation Agreement (the “LPPA”) pursuant to which (i) Emmis agreed to use certain of the proceeds of the loan Emmis received pursuant to the Paycheck Protection Program (“PPP”) under Division A, Title I of the CARES Act to pay certain wages of employees leased to MediaCo pursuant to the Employee Leasing Agreement, between Emmis and MediaCo, (ii) Emmis agreed to waive up to $1.5 million in reimbursement obligations of MediaCo to Emmis under the Employee Leasing Agreement to the extent that the PPP Loan is forgiven, and (iii) MediaCo agreed to promptly pay Emmis an amount equal to 31.56% of the amount of the PPP Loan, if any, that Emmis is required to repay, up to the amount of the reimbursement obligations forgiven under (ii) above. Standard General L.P., on behalf of all of the funds for which it serves as an investment advisor, agreed to guaranty MediaCo’s obligations under the LPPA. During 2021, Emmis received notification the full amount of the loan was forgiven.

Management Agreement for Billboards LLC

On August 11, 2020, the board of directors of the Company unanimously authorized the entry into a certain Management Agreement (the “Billboard Agreement”) between Fairway Outdoor LLC (a subsidiary of the Company, “Fairway”) and Billboards LLC (an affiliate of Standard General, “Billboards”). Under the Billboard Agreement, Fairway will manage the billboard business of Billboards in exchange for payments of $25 thousand per quarter and reimbursement of all out-of-pocket expenses incurred by Fairway in the performance of its duties under the Billboard Agreement. The Billboard Agreement has an effective date of August 1, 2020, a term of three years, and customary provisions on limitation of liability and indemnification. $25 thousand of income was recognized and $0.1 million of out-of-pocket expenses were incurred for the three months ended March 31, 2022 in relation to the Billboard Agreement, all of which was outstanding at March 31, 2022.

11. SUBSEQENT EVENTS

On April 1, 2022, MediaCo Holding Inc. (the “Company”) received a deficiency letter (the “Nasdaq Letter”) from the Nasdaq Listing Qualifications Department, notifying the Company that the Company is not in compliance with Nasdaq Listing Rule 5550(b)(3), which requires the Company to maintain net income from continuing operations of $0.5 million from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years (the “Minimum Net Income Requirement”), nor is it in compliance with either of the alternative listing standards, market value of listed securities or stockholders’ equity. The Company’s failure to comply with the Minimum Net Income Requirement was based on the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2021, reporting net loss from continuing operations of $6.1 million.

Pursuant to the Nasdaq Letter, the Company has 45 calendar days from the date of the Nasdaq Letter to submit a plan to regain compliance, and intends to submit such a plan during this period. If it accepts the plan, Nasdaq can grant an extension of up to 180 calendar days from the date of the Nasdaq Letter to evidence compliance.  In the event the plan is not accepted by the Nasdaq staff, or in the event the plan is granted but the Company fails to regain compliance within the plan period, the Company would have the right to a hearing before an independent panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

The Company intends to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq.

Neither the Nasdaq Letter nor the Company’s noncompliance have an immediate effect on the listing or trading of the Company’s common stock, which will continue to trade on The Nasdaq Capital Market under the symbol “MDIA.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: Certain statements included in this report or in the financial statements contained herein which are not statements of historical fact, including but not limited to those identified with the words “expect,” “should,” “will” or “look” are intended to be, and are, by this Note, identified as “forward-looking statements,” as defined in the Securities and Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future result, performance or achievement expressed or implied by such forward-looking statement. Such factors include, among others:

•	Potential conflicts of interest with SG Broadcasting and our status as a “controlled company”;
•	Our ability to operate as a standalone public company and to execute on our business strategy;
•	Our ability to compete with, and integrate into our operations, new media channels, such as digital video, live video streaming, YouTube, and other real-time media delivery;
•	Our ability to continue to exchange advertising time for goods or services;
•	Our ability to use market research, advertising and promotions to attract and retain audiences;
•	U.S. regulatory requirements for owning and operating media broadcasting channels and our ability to maintain regulatory licenses granted by the FCC;
•	Pending U.S. regulatory requirements for paying royalties to performing artists;
•	Industry and economic trends within the U.S. radio industry, generally, and the New York City radio industry, in particular;
•	Our ability to finance our operations or to obtain financing on terms that are favorable to MediaCo;
•	Our ability to successfully complete and integrate any future acquisitions;
•	The impact of COVID-19 and other pandemics;
•	The accuracy of management’s estimates and assumptions on which the Company’s financial projections are based; and
•	Other factors mentioned in documents filed by the Company with the Securities and Exchange Commission.

For a more detailed discussion of these and other risk factors, see the Risk Factors section of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 24, 2022. MediaCo does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

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

The following table summarizes the sources of our revenues for the three months ended March 31, 2022 and 2021. The category “Nontraditional” principally consists of ticket sales and sponsorships of events our stations conduct in their local market. The category “Other” includes, among other items, revenues related to network revenues, production of billboard advertisements and barter.

	For the Three Months Ended March 31,
(dollars in thousands)	2022	% of Total	2021	% of Total
Net revenues:
Radio Advertising	$6,177	53.6%	$4,955	50.9%
Outdoor Advertising (1)	3,124	27.1%	2,972	30.5%
Nontraditional	168	1.5%	137	1.4%
Digital	730	6.3%	485	5.0%
Other	1,336	11.5%	1,194	12.2%
Total net revenues	$11,535		$9,743

(1) A substantial portion of this revenue is from lessor revenue derived from operating leases accounted for under ASC 842, “Leases.”

Roughly 20% of our expenses varies in connection with changes in revenue. These variable expenses primarily relate to costs in our sales department, such as salaries, commissions and bad debt. Our costs that do not vary as much in relation to revenue are mostly in our programming and administrative departments, such as talent costs, ratings fees, rent, utilities and salaries. Lastly, our costs that are highly discretionary are costs in our marketing and promotions department, which we primarily incur to maintain and/or increase our audience and market share.

KNOWN TRENDS AND UNCERTAINTIES

The U.S. radio industry is a mature industry and its growth rate has slowed considerably. Management believes this is principally the result of two factors: (1) new media, such as various media distributed via the Internet, telecommunication companies and cable interconnects, as well as social networks, which have gained advertising share against radio and other traditional media and created a proliferation of advertising inventory and (2) the fragmentation of the radio audience and time spent listening caused by satellite radio, audio streaming services and podcasts has led some investors and advertisers to conclude that the effectiveness of radio advertising has diminished.

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

Our stations have also aggressively worked to harness the power of broadband and mobile media distribution in the development of emerging business opportunities by developing highly interactive websites with content that engages our listeners, deploying mobile applications and streaming our content, and harnessing the power of digital video on our websites, YouTube channels and other third-party social media outlets.

The results of our broadcast radio operations are solely dependent on the results of our stations in the New York market. Some of our competitors that operate larger station clusters in the New York market are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were up 25.4% for the three months ended March 31, 2022, but down 8.7% for the three months ended March 31, 2021, as compared to the same periods of the prior year. During these periods, revenues for our New York cluster were up 24.1% and down 21.0%, respectively. The increases in the three months ended March 31, 2022, as compared to the prior year were largely driven by overall advertising revenues rebounding from the COVID-19 pandemic, in particular sports betting and various state and local departments vaccination education and awareness campaigns. Our stations benefited more than stations serving the general population due to the targeted nature of the awareness campaigns.

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

Throughout 2021 and into 2022, with the increased availability of vaccines, the U.S. experienced an easing of restrictions on travel as well as social gatherings and business activities. However, the broad economic impact of the COVID-19 pandemic remains across multiple sectors, specifically disrupting logistics and global supply chains. If the spread of COVID-19 reaccelerates, or if supply chain disruptions persist, causing certain advertising categories (e.g., automotive dealers) to advertise less, we expect that our results of operations, financial condition and cash flows will continue to be negatively affected, the extent to which is difficult to estimate at this time.

CRITICAL ACCOUNTING ESTIMATES

Due to the COVID-19 pandemic, the global economy and financial markets have been disrupted and there is uncertainty about the length and severity of the consequences caused by the pandemic. We have considered information available to us as of the date of issuance of these financial statements and are not aware of any specific events or circumstances that would require an update to our estimates or judgments, or a revision to the carrying value of our assets or liabilities. Our estimates may change as new events occur and additional information becomes available. Our actual results may differ materially from these estimates.

A complete description of our critical accounting estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 24, 2022.

RESULTS OF OPERATIONS

Three-Month Periods Ended March 31, 2022 compared to March 31, 2021

Net revenues:

	For the Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Net revenues:
Radio	$8,113	$6,502	$1,611	24.8%
Outdoor Advertising	3,422	3,241	181	5.6%
Total net revenues	$11,535	$9,743	$1,792	18.4%

Net radio revenues increased for the three-month period ended March 31, 2022, as a result of overall advertising revenues rebounding from the COVID-19 pandemic, in particular various state and local departments vaccination education and awareness campaigns and sports betting.

We typically monitor the performance of our stations against the aggregate performance of the market in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for the New York radio market increased 25.4% for the three-month period ended March 31, 2022, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were up 24.1% for the three-month period ended March 31, 2022, as compared to the same period of the prior year.

Outdoor advertising revenues increased for the three-month period ended March 31, 2022, attributable to overall advertising revenues rebounding from the COVID-19 pandemic. Revenues in our outdoor advertising business have been less volatile than our radio business due to greater geographic diversification and longer duration advertising contracts with customers.

Operating expenses excluding depreciation and amortization expense:

	For the Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Operating expenses excluding depreciation and amortization expense
Radio	$6,623	$5,291	$1,332	25.2%
Outdoor Advertising	2,709	2,470	239	9.7%
Total operating expenses excluding depreciation and amortization expense	$9,332	$7,761	$1,571	20.2%

Radio operating expenses excluding depreciation and amortization expense increased during the three-month period ended March 31, 2022 due to investment in our labor force with a higher focus on sales and digital as well as increases in costs that are commensurate with revenue.

Outdoor advertising operating expenses excluding depreciation and amortization are largely fixed in nature; however, the increase in expenses primarily relates to two small acquisitions in the second quarter of 2021.

Corporate expenses

	For the Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Corporate expenses	$2,487	$1,641	$846	51.6%

The increase in corporate expenses for the three-month period ended March 31, 2022 relates primarily to personnel costs associated with the build out of the corporate functions that were previously part of the management agreement between the Company and Emmis which ended in November 2021.

Depreciation and amortization:

	For the Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Depreciation and amortization
Radio	$101	$191	$(90)	(47.1)%
Outdoor Advertising	829	790	39	4.9%
Total depreciation and amortization	$930	$981	$(51)	(5.2)%

Radio depreciation and amortization expense decreased due to certain assets becoming fully depreciated in the prior year. Outdoor advertising depreciation and amortization increased due to depreciation expense associated with two small asset acquisitions that closed in the second quarter of the prior year.

Loss (gain) on sale of assets:

	For the Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Loss (gain) on sale of assets
Outdoor Advertising	$18	$(6)	$24	(400.0)%
Total loss (gain) on sale of assets	$18	$(6)	$24	(400.0)%

The loss (gain) on sale of assets relates to the disposal of certain outdoor advertising structures in the normal course of business.

Operating (loss) income:

	For the Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Operating (loss) income
Radio	$1,389	$1,020	$369	36.2%
Outdoor Advertising	(134)	(13)	(121)	930.8%
All other	$(2,487)	$(1,641)	$(846)	(51.6)%
Total operating (loss) income	$(1,232)	$(634)	$(598)	(94.3)%

See “Net revenues,” “Operating expenses excluding depreciation and amortization,” and “Corporate expenses” above.

Interest expense

	For the Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Interest expense	$(2,998)	$(2,538)	$(460)	18.1%

Interest expense increased due to (i) the additional funding from SG Broadcasting during 2021, which took the form of additional loans, (ii) accrued interest on the Emmis Promissory Note and SG Broadcasting Promissory Notes being paid in kind in the fourth quarter of 2021, and (iii) an additional 1% paid in kind interest rate applicable beginning May 19, 2021 as a result of Amendment No. 4 to the senior credit facility.

Provision for income taxes:

	For the Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Provision for income taxes	$63	$81	$(18)	100.0%

Our provision for income taxes tax is primarily due to the recognition of additional valuation allowance.

Consolidated net loss:

	For the Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Consolidated net loss	$(4,293)	$(3,253)	$(1,040)	32.0%

See “Net revenues,” “Operating expenses excluding depreciation and amortization,”, “Corporate expenses,” and “Interest expense” above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations, cash available through borrowings under the SG Broadcasting Promissory Note, and our At Market Issuance Sales Agreement. Our primary uses of capital have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements and acquisitions

At March 31, 2022, we had cash and cash equivalents of $8.8 million and net working capital of $3.5 million. At December 31, 2021, we had cash and cash equivalents of $6.1 million and net working capital of $7.7 million. The decrease in net working capital is primarily due to an increase in accrued interest due to the timing of annual interest paid in kind on the Emmis Convertible Promissory Note and the promissory notes due to SG Broadcasting, an increase in the current portion of long-term debt, cash paid for capital expenditures, and cash paid for the settlement of tax withholding obligations.

At March 31, 2022, we had $68.5 million of borrowings outstanding under the Senior Credit Facility, of which $3.7 million is current. The borrowing rate under our Senior Credit Facility was 9.5% at March 31, 2022. Additionally, at March 31, 2022, we had $6.2 million and $27.6 million of promissory notes outstanding to Emmis and SG Broadcasting, respectively, all of which is classified as long-term.

The debt service requirements of MediaCo over the next twelve-month period are expected to be $10.4 million related to our Senior Credit Facility ($3.7 million of principal repayments and $6.7 million of interest payments). The Senior Credit Facility bears interest at a variable rate. The Company estimates interest payments by using the amounts outstanding as of March 31, 2022 and then-current interest rates. There are no debt service requirements over the next twelve months for either the Emmis Convertible Promissory Note or the SG Broadcasting Promissory Note.

As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, our Senior Credit Facility substantially limits our ability to make acquisitions.

Cash flows provided by operating activities were $4.7 million and $0.6 million for the three months ended March 31, 2022, and 2021, respectively. The increase was mainly attributable to significant collections in accounts receivable and increased revenues as we recover from the COVID-19 pandemic.

Cash flows used in investing activities were $0.8 million for the three months ended March 31, 2022, attributable to capital expenditures related to a new digital platform project. Cash flows used in investing activities were $0.1 million for the three months ended March 31, 2021, attributable to capital expenditures, net of proceeds from the sale of property and equipment.

Cash flows used in financing activities were $1.2 million for the three months ended March 31, 2022, attributable to settlement of tax withholding obligations. Cash flows used in financing activities were $0.2 million for the three months ended March 31, 2021, attributable to settlement of tax withholding obligations.

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

Based upon the Controls Evaluation, our CEO and CFO concluded that as of March 31, 2022, our Disclosure Controls are effective to ensure that information relating to MediaCo Holding Inc. and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In the opinion of management of the Company there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

ITEM 6.    EXHIBITS

(a)	Exhibits.

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit			Incorporated by Reference
Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Code of Bylaws of MediaCo Holding Inc.		10-K	12/31/2021	3.2	3/24/2022
10.1 †	Employment Agreement between MediaCo Holding Inc. and Ann Beemish, dated February 9, 2022		8-K	N/A	99.1	2/11/2022
10.2 †	Employment Agreement between MediaCo Holding Inc. and Brad Tobin, dated February 9, 2022		8-K	N/A	99.2	2/11/2022
10.3	Amendment No. 1 to Unsecured Convertible Promissory Note, dated as of March 18, 2022, by and between MediaCo Holding Inc., and SG Broadcasting LLC		10-K	12/31/2021	10.12	3/24/2022
31.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

†                                         Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIACO HOLDING INC.

Date: May 12, 2022	By:	/s/ Ann C. Beemish
Ann C. Beemish
Executive Vice President, Chief Financial Officer and
Treasurer