Form 10-Q
period 2022-06-30
Mediaco Holding Inc.
filed 2022-08-12
CIK 1784254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 001-39029
______________________________________
MEDIACO HOLDING INC.
(Exact name of registrant as specified in its charter)
______________________________________
Indiana
(State of incorporation or organization)
84-2427771
(I.R.S. Employer Identification No.)
395 Hudson Street, Floor 7
New York, New York 10014
(Address of principal executive offices)
(212) 229-9797
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
______________________________________
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No   ☒
The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of August 5, 2022, was:

16,023,073	Shares of Class A Common Stock, $.01 Par Value
5,413,197	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
NET REVENUES	$16,152	$14,376	$27,687	$24,119
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	13,916	7,818	23,248	15,579
Corporate expenses	1,339	1,845	3,826	3,486
Depreciation and amortization	904	978	1,834	1,959
Loss (gain) on disposal of assets	27	(72)	45	(78)
Total operating expenses	16,186	10,569	28,953	20,946
OPERATING (LOSS) INCOME	(34)	3,807	(1,266)	3,173
OTHER EXPENSE:
Interest expense	(2,783)	(2,701)	(5,781)	(5,239)
Loss on debt extinguishment	—	(81)	—	(81)
(LOSS) INCOME BEFORE INCOME TAXES	(2,817)	1,025	(7,047)	(2,147)
PROVISION FOR INCOME TAXES	86	82	149	163
CONSOLIDATED NET (LOSS) INCOME	(2,903)	943	(7,196)	(2,310)
PREFERRED STOCK DIVIDENDS	780	669	1,618	1,303
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,683)	$274	$(8,814)	$(3,613)

Basic net (loss) income per share attributable to common shareholders	$(0.47)	$0.02	$(1.15)	$(0.51)
Basic weighted average number of common shares outstanding	7,808	7,187	7,687	7,151
Diluted net (loss) income per share attributable to common shareholders	(0.47)	0.02	(1.15)	(0.51)
Diluted weighted average number of common shares outstanding	7,808	7,366	7,687	7,151
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
(in thousands, except share data)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,531	$6,121
Accounts receivable, net of allowance for doubtful accounts of $210 and $313, respectively	10,490	13,756
Prepaid expenses	1,661	1,238
Other current assets	145	526
Total current assets	18,827	21,641
PROPERTY AND EQUIPMENT, NET	26,448	26,533
INTANGIBLE ASSETS, NET	77,545	78,030
OTHER ASSETS:
Operating lease right of use assets	20,225	21,663
Deposits and other	344	343
Total other assets	20,569	22,006
Total assets	$143,389	$148,210
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,057	$2,710
Current maturities of long-term debt	3,672	2,754
Accrued salaries and commissions	722	1,284
Deferred revenue	2,159	2,022
Operating lease liabilities	4,414	3,801
Other current liabilities	2,865	1,412
Total current liabilities	17,889	13,983
LONG TERM DEBT, NET OF CURRENT	96,679	97,527
OPERATING LEASE LIABILITIES, NET OF CURRENT	15,077	16,909
ASSET RETIREMENT OBLIGATIONS	7,634	7,267
DEFERRED INCOME TAXES	2,218	2,069
OTHER NONCURRENT LIABILITIES	4	16
Total liabilities	139,501	137,771
COMMITMENTS AND CONTINGENCIES
SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK, $0.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED; 220,000 SHARES ISSUED AND OUTSTANDING	28,628	27,010
RETAINED DEFICIT:
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 3,130,298 shares and 3,056,757 shares at June 30, 2022, and December 31, 2021, respectively	31	31
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 5,413,197 shares at June 30, 2022, and December 31, 2021	54	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	24,675	24,030
Accumulated deficit	(49,500)	(40,686)
Total deficit	(24,740)	(16,571)
Total liabilities and deficit	$143,389	$148,210
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED DEFICIT
(Unaudited)

	Class A Common Stock		Class B Common Stock		APIC	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2021	3,056,757	$31	5,413,197	$54	$24,030	$(40,686)	$(16,571)
Net loss	—	—	—	—	—	(4,293)	(4,293)
Issuance of class A to employees, officers and directors	100,276	1	—	—	343	—	344
Preferred stock dividends	—	—	—	—	—	(838)	(838)
BALANCE, MARCH 31, 2022	3,157,033	$32	5,413,197	$54	$24,373	$(45,817)	$(21,358)
Net loss	—	—	—	—	—	(2,903)	(2,903)
Issuance of class A to employees, officers and directors	(26,735)	(1)	—	—	302	—	301
Preferred stock dividends	—	—	—	—	—	(780)	(780)
BALANCE, JUNE 30, 2022	3,130,298	$31	5,413,197	$54	$24,675	$(49,500)	$(24,740)

BALANCE, DECEMBER 31, 2020	1,785,880	$18	5,413,197	$54	$20,772	$(31,852)	$(11,008)
Net loss	—	—	—	—	—	(3,253)	(3,253)
Issuance of class A to employees, officers and directors	651,670	6	—	—	464	—	470
Preferred stock dividends	—	—	—	—	—	(634)	(634)
BALANCE, MARCH 31, 2021	2,437,550	$24	5,413,197	$54	$21,236	$(35,739)	$(14,425)
Net loss	—	—	—	—	—	943	943
Issuance of class A to employees, officers and directors	390,794	4	—	—	595	—	599
Preferred stock dividends	—	—	—	—	—	(669)	(669)
BALANCE, JUNE 30, 2021	2,828,344	$28	5,413,197	$54	$21,831	$(35,465)	$(13,552)
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,196)	$(2,310)
Adjustments to reconcile net loss to net cash provided by operating activities -
Loss on debt extinguishment	—	81
Depreciation and amortization	1,834	1,959
Amortization of debt discount	324	303
Noncash interest expense	664	82
Noncash lease expense	1,609	1,345
Provision for bad debts	(13)	116
Accretion of asset retirement obligation	380	337
Provision for deferred income taxes	149	163
Noncash compensation	1,910	1,233
Loss (gain) on sale of property and equipment	45	(78)
Changes in assets and liabilities
Accounts receivable	3,279	(2,748)
Prepaid expenses and other current assets	(42)	(696)
Other assets	(183)	(416)
Accounts payable and accrued liabilities	781	423
Deferred revenue	137	109
Operating lease liabilities	(1,219)	(1,149)
Other liabilities	1,429	1,817
Net cash provided by operating activities	3,888	571
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,295)	(1,100)
Proceeds from the sale of property and equipment	—	146
Net cash used in investing activities	(1,295)	(954)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(918)	(3,000)
Proceeds from long-term debt	—	4,000
Payments for debt-related costs	—	(354)
Settlement of tax withholding obligations	(1,265)	(164)
Net cash (used in) provided by financing activities	(2,183)	482
INCREASE IN CASH AND CASH EQUIVALENTS	410	99
CASH AND CASH EQUIVALENTS:
Beginning of period	6,121	4,171
End of period	$6,531	$4,270
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$3,389	$2,923
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
Capital Structure Changes
On July 28, 2022, SG Broadcasting LLC ("SG Broadcasting") exercised its right to convert the outstanding principal and accrued but unpaid interest on the SG Broadcasting Promissory Notes (as defined in Note 10) of $28.0 million and $1.9 million, respectively, for 12.9 million of the Company's Class A common stock. See Note 5.
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
Cash and Cash Equivalents
We consider time deposits, money market fund shares and all highly liquid debt investment instruments with original maturities of six months or less to be cash equivalents. At times, such deposits may be in excess of FDIC insurance limits.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(2,903)	$943	$(7,196)	$(2,310)
Preferred dividends	780	669	1,618	1,303
Undistributed earnings allocated to participating securities	—	136	—	—
Net (loss) income attributable to common shareholders	$(3,683)	$138	$(8,814)	$(3,613)

Basic weighted average common shares outstanding	7,808	7,187	7,687	7,151
Impact of restricted stock awards	—	179	—	—
Diluted weighted average common shares outstanding	7,808	7,366	7,687	7,151

Basic net (loss) income attributable to common shareholders	$(0.47)	$0.02	$(1.15)	$(0.51)
Diluted net (loss) income attributable to common shareholders	$(0.47)	$0.02	$(1.15)	$(0.51)
On August 20, 2021, MediaCo Holding Inc. entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. (B. Riley”), pursuant to which the Company may offer and sell, from time to time through or to B. Riley, as agent or principal, shares of the Company’s Class A Common Stock, $0.01 par value per share, having an aggregate offering price of up to $12.5 million. No shares were sold during the six-month period ended June 30, 2022.
The following convertible equity shares and restricted stock awards were excluded from the calculation of diluted net (loss) income per share because their effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Convertible Emmis promissory note	1,352	1,655	1,368	2,206
Convertible Standard General promissory notes	5,156	6,371	5,225	8,501
Series A convertible preferred stock	5,861	7,179	5,933	9,567
Restricted stock awards	449	10	529	176
Total anti-dilutive shares	12,818	15,215	13,055	20,450
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

2. INTANGIBLE ASSETS AND GOODWILL
As of June 30, 2022 and December 31, 2021, intangible assets consisted of the following:

	June 30, 2022	December 31, 2021
Indefinite-lived intangible assets
FCC licenses	$63,266	$63,266
Trade name	733	733
Goodwill	13,102	13,102
Definite-lived intangible assets
Customer list	444	929
Total	$77,545	$78,030
Valuation of Indefinite-lived Broadcasting Licenses
In accordance with ASC Topic 350, Intangibles—Goodwill and Other, the Company’s FCC licenses are considered indefinite-lived intangibles; therefore, they are not subject to amortization, but are tested for impairment at least annually as discussed below.
The carrying amounts of the Company’s FCC licenses were $63.3 million as of June 30, 2022 and December 31, 2021. Pursuant to our accounting policy, stations in a geographic market cluster are considered a single unit of accounting. The stations perform an annual impairment test of indefinite-lived intangibles as of October 1 of each year. When indicators of impairment are present, we will perform an interim impairment test. There have been no indicators of impairment since we performed our annual impairment assessment as of October 1, 2021 and therefore there has been no need to perform an interim impairment assessment. Future impairment tests may result in additional impairment charges in subsequent periods.
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
Valuation of Goodwill
All goodwill on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 is part of the Outdoor Advertising segment. The Company tests goodwill for impairment at least annually. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual quantitative goodwill impairment test. We perform this assessment annually as of October 1, unless indicators of impairment exist at an interim period.
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
Definite-lived intangibles
The following table presents the weighted-average useful life at June 30, 2022, and the gross carrying amount and accumulated amortization at June 30, 2022, and December 31, 2021, for our definite-lived intangible asset:

		June 30, 2022			December 31, 2021
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer list	0.5	$2,906	$2,462	$444	$2,906	$1,977	$929
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
Total amortization expense from definite-lived intangible assets for the three and six-month periods ended June 30, 2022 was $0.2 million and $0.5 million, respectively. Total amortization expense from definite-lived intangible assets for the three and six-month periods ended June 30, 2021 was $0.3 million and $0.6 million, respectively. The Company estimates amortization expense of $0.4 million for the remainder of the year ending December 31, 2022 and none thereafter.
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
Disaggregation of revenue
The following table presents the Company's revenues disaggregated by revenue source:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	% of Total	2021	% of Total	2022	% of Total	2021	% of Total
Revenue by Source:
Radio Advertising	$6,819	42.2%	$8,913	62.0%	$12,996	46.9%	$13,868	57.5%
Outdoor Advertising (1)	3,337	20.7%	3,238	22.5%	6,461	23.3%	6,210	25.7%
Nontraditional	3,189	19.7%	292	2.0%	3,357	12.1%	429	1.8%
Digital	1,588	9.8%	665	4.6%	2,318	8.4%	1,150	4.8%
Other	1,219	7.6%	1,268	8.9%	2,555	9.3%	2,462	10.2%
Total net revenues	$16,152		$14,376		$27,687		$24,119
(1) A substantial portion of this revenue is from lessor revenue derived from operating leases accounted for under ASC 842, “Leases.”
4. LONG-TERM DEBT
Long-term debt was comprised of the following at June 30, 2022, and December 31, 2021:

	June 30, 2022	December 31, 2021
Senior credit facility	$67,654	$68,343
Notes payable to Emmis	6,154	6,154
Notes payable to SG Broadcasting	28,011	27,574
Less: Current maturities	(3,672)	(2,754)
Less: Unamortized original issue discount	(1,468)	(1,790)
Total long-term debt, net of current portion and debt discount	$96,679	$97,527

Senior secured term loan agreement
The Company has a five-year senior secured term loan agreement (the “Senior Credit Facility”) with GACP Finance Co., LLC (“GACP”), a Delaware limited liability company, as administrative agent and collateral agent. The Senior Credit Facility bears interest at a rate equal to the London Interbank Offered Rate ("LIBOR"), plus 7.5%, with a 2.0% LIBOR floor and a 1.0% incremental interest rate paid in kind under certain circumstances (as discussed below). The Senior Credit Facility matures on November 25, 2024. Prior to subsequent amendments discussed below, the Senior Credit Facility required interest payments on the first business day of each calendar month, and quarterly payments on the principal in an amount equal to one and one quarter percent of the initial aggregate principal amount were due on the last day of each calendar quarter. At its inception, the Senior Credit Facility included covenants pertaining to, among other things, the ability to incur indebtedness, restrictions on the payment of dividends, minimum liquidity requirements, collateral maintenance, minimum Consolidated Fixed Charge Coverage Ratio of 1.10:1.00, and other customary restrictions.
As of June 30, 2022, a number of amendments had been entered into by the Company and GACP to modify, among other things, certain provisions relating to the repayment of the Term Loan (as defined in the Senior Credit Facility). Most recently, on May 19, 2021, the Company entered into Amendment No. 4 to its Senior Credit Facility. Under the terms of Amendment No. 4:
•SG Broadcasting agreed to contribute up to $7.0 million to the Company in the form of subordinated debt, with $3.0 million contributed at closing, $1.0 million contributed on June 1, 2021, and up to an additional $3.0 million to be contributed through June 30, 2022, if necessary, to satisfy certain conditions described in Amendment No. 4;
•the Company made a principal payment of $3.0 million to reduce borrowings outstanding under the Senior Credit Facility;
•no quarterly scheduled principal payments are required through and including the quarter ending June 30, 2022;
•the Minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Senior Credit Facility) was reduced to 1.00:1.00 from April 1, 2020 through and including December 31, 2022, with it increasing to 1.10:1.00 on and after January 1, 2023;
•for purposes of calculating compliance with the Minimum Consolidated Fixed Charge Coverage Ratio, Consolidated EBITDA (as defined in the Senior Credit Facility) includes certain amounts contributed by SG Broadcasting in the form of subordinated debt or equity, including those described above;
•for purposes of calculating the Company’s borrowing base under the Senior Credit Facility, the multiple applied to Billboard Cash Flow (as defined in the Senior Credit Facility) increased from 3.5 to 5.0 and the advance rate applied to the radio stations’ FCC licenses increased from 60% to 70%;
•at any time the multiple applied to Billboard Cash Flow exceeds 3.5 or the advance rate applied to the radio stations’ FCC licenses exceeds 60%, an incremental annual interest rate of 1.0% applies and is paid in kind monthly;
•certain specified events of default were waived; and
•an amendment fee of $0.4 million was paid in cash.
For the period May 19, 2021 through March 31, 2022, the multiple applied to billboard cash flow was in excess of 3.5x and the advance rate applied to the Company's FCC licenses exceeded 60% in order for the Company to achieve minimal compliance with its loan to value covenant. Therefore, the incremental annual interest rate of 1.0% applied during this period and additional interest payments of $0.2 million were paid in kind during the three-month period ended March 31, 2022, all of which were added to the principal balance outstanding. For the period from April 1, 2022 to June 30, 2022, the incremental annual interest rate of 1.0% did not apply as the principal balance outstanding was less than the minimum borrowing base.
As of June 30, 2022, there was $67.7 million outstanding under the Senior Credit Facility, carried net of a total unamortized discount of $1.5 million.
MediaCo is in compliance with the debt covenants as of June 30, 2022 and anticipates being in compliance in future periods.

Emmis Convertible Promissory Note
The Emmis Convertible Promissory Note (as defined below) carries interest at a base rate equal to the interest on any senior credit facility, including any applicable paid in kind rate, or if no senior credit facility is outstanding, of 6.0%, plus an additional 1.0% on any payment of interest in kind and, without regard to whether the Company pays such interest in kind, an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. Because the Senior Credit Facility prohibits the Company from paying interest in cash on the Emmis Convertible Promissory Note, the Company has been accruing interest since inception using the rate applicable if the interest will be paid in kind. The Emmis Convertible Promissory Note is convertible, in whole or in part, into MediaCo Class A common stock at the option of Emmis and at a strike price equal to the thirty-day volume weighted average price of the MediaCo Class A common stock on the date of conversion. The Emmis Convertible Promissory Note matures on November 25, 2024. As of June 30, 2022, the principal balance outstanding under the Emmis Convertible Promissory Note was $6.2 million.
Second Amended and Restated SG Broadcasting Promissory Note, Additional SG Broadcasting Promissory Note and May 2021 SG Broadcasting Promissory Note
The Second Amended and Restated SG Broadcasting Promissory Note and Additional SG Broadcasting Promissory Note (the “SG Broadcasting Promissory Notes”) carry interest at a base rate equal to the interest on any senior credit facility, including any applicable paid in kind rate, or if no senior credit facility is outstanding, of 6.0%, and an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. The SG Broadcasting Promissory Notes mature on May 25, 2025. Additionally, interest under the SG Broadcasting Promissory Notes is payable in kind through maturity, and is convertible into MediaCo Class A common stock at the option of SG Broadcasting at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion.
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
As of June 30, 2022, there was a total of $28.0 million outstanding under the SG Broadcasting Promissory Notes and the May 2021 SG Broadcasting Promissory Note.
On July 28, 2022, SG Broadcasting exercised its right to convert the outstanding principal and accrued but unpaid interest on the SG Broadcasting Promissory Notes of $28.0 million and $1.9 million, respectively, for 12.9 million of the Company's Class A common stock. See Note 5.
Based on amounts outstanding at June 30, 2022, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

Year ended December 31,	Senior Credit Facility	Emmis Note	SG Broadcasting Notes	Total Payments
Remainder of 2022	$1,836	$—	$—	$1,836
2023	3,672	—	—	3,672
2024	62,146	6,154	—	68,300
2025	—	—	28,011	28,011
2026	—	—	—	—
Total	$67,654	$6,154	$28,011	$101,819

5. REGULATORY, LEGAL AND OTHER MATTERS
From time to time, our stations are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.
On April 1, 2022, the Company received a deficiency letter (the “Nasdaq Letter”) from the Nasdaq Listing Qualifications Department, notifying the Company that the Company is not in compliance with Nasdaq Listing Rule 5550(b)(3), which requires the Company to maintain net income from continuing operations of $0.5 million from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years (the “Minimum Net Income Requirement”), nor is it in compliance with either of the alternative listing standards, market value of listed securities or stockholders’ equity. The Company’s failure to comply with the Minimum Net Income Requirement was based on the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2021, reporting net loss from continuing operations of $6.1 million.
Pursuant to the Nasdaq Letter, the Company had 45 calendar days from the date of the Nasdaq Letter to submit a plan to regain compliance, and submitted such a plan during this period. The plan was accepted and Nasdaq granted an extension of up to 180 calendar days from the date of the Nasdaq Letter to evidence compliance. In the event the Company fails to regain compliance within the plan period, the Company would have the right to a hearing before an independent panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.
The Company intends to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq. One component of the Company's plan to evidence compliance, as accepted by Nasdaq, is the conversion by the holder of the SG Broadcasting Promissory Notes of the entire amount of outstanding principal and accrued but unpaid interest into shares of the Company's Class A common stock. On July 28, 2022, the holder exercised its right under the SG Broadcasting Promissory Notes to convert the outstanding principal and accrued but unpaid interest on the SG Broadcasting Promissory Notes of $28.0 million and $1.9 million, respectively, for 12.9 million shares of the Company's Class A common stock.
Neither the Nasdaq Letter nor the Company’s noncompliance have an immediate effect on the listing or trading of the Company’s common stock, which will continue to trade on The Nasdaq Capital Market under the symbol “MDIA.”
6. INCOME TAXES
The effective tax rate for the six months ended June 30, 2022, and 2021 was 2% and 8%, respectively. Our effective tax rate for the six months ended June 30, 2022 differs from the statutory tax rate primarily due to the recognition of additional valuation allowance.
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
Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. Variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time, are expensed in the period in which the obligation for these payments was incurred. Variable lease expense for the six months ended June 30, 2022 and 2021 was $0.1 million. Variable lease expense for the three months ended June 30, 2022 and 2021 was not material.
We elected not to apply the recognition requirements of ASC 842, “Leases”, to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, we recognized lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized in the three and six months ended June 30, 2022 and 2021 was not material.

The impact of operating leases to our condensed consolidated financial statements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$1,271	$1,257	$2,568	$2,504
Operating cash flows from operating leases	1,336	1,296	2,820	2,586
Right-of-use assets obtained in exchange for new operating lease liabilities	173	314	365	314

	June 30, 2022	December 31, 2021
Weighted average remaining lease term - operating leases (in years)	8.4	8.5
Weighted average discount rate - operating leases	9.6%	9.4%
As of June 30, 2022, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ending December 31,
Remainder of 2022	$2,710
2023	4,477
2024	2,893
2025	2,874
2026	2,743
After 2026	12,924
Total lease payments	28,621
Less imputed interest	(9,130)
Total recorded lease liabilities	$19,491
Our outdoor advertising business generates lessor revenue derived from operating leases accounted for under ASC 842, “Leases.” Minimum fixed lease consideration under non-cancelable operating leases for each of the next five years and thereafter, excluding variable lease consideration, as of June 30, 2022, is as follows:

Year ending December 31,
Remainder of 2022	$3,884
2023	1,885
2024	136
2025	26
2026	8
After 2026	—
8. ASSET RETIREMENT OBLIGATIONS
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land, and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations.

Balance at December 31, 2021	$7,267
Additions to asset retirement obligations	51
Accretion expense	380
Liabilities settled	(64)
Balance at June 30, 2022	$7,634

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
The following tables present the Company's segment results for the three and six months ended June 30, 2022 and 2021:

Three Months Ended June 30, 2022	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$12,531	$3,621	$—	$16,152
Operating expenses excluding depreciation and amortization expense	11,324	2,592	—	13,916
Corporate expenses	—	—	1,339	1,339
Depreciation and amortization	86	818	—	904
Loss on disposal of assets	—	27	—	27
Operating income (loss)	$1,121	$184	$(1,339)	$(34)

Three Months Ended June 30, 2021	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$10,851	$3,525	$—	$14,376
Operating expenses excluding depreciation and amortization expense	5,739	2,079	—	7,818
Corporate expenses	—	—	1,845	1,845
Depreciation and amortization	183	795	—	978
Gain on disposal of assets	—	(72)	—	(72)
Operating income (loss)	$4,929	$723	$(1,845)	$3,807

Six Months Ended June 30, 2022	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$20,644	$7,043	$—	$27,687
Operating expenses excluding depreciation and amortization expense	17,947	5,301	—	23,248
Corporate expenses	—	—	3,826	3,826
Depreciation and amortization	187	1,647	—	1,834
Loss on disposal of assets	—	45	—	45
Operating income (loss)	$2,510	$50	$(3,826)	$(1,266)

Six Months Ended June 30, 2021	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$17,353	$6,766	$—	$24,119
Operating expenses excluding depreciation and amortization expense	11,030	4,549	—	15,579
Corporate expenses	—	—	3,486	3,486
Depreciation and amortization	374	1,585	—	1,959
Gain on disposal of assets	—	(78)	—	(78)
Operating income (loss)	$5,949	$710	$(3,486)	$3,173

Total Assets	Radio	Outdoor Advertising	Consolidated
June 30, 2022	$87,047	$56,342	$143,389
December 31, 2021	90,485	57,725	148,210
10. RELATED PARTY TRANSACTIONS
Transaction Agreement with Emmis and SG Broadcasting
On June 28, 2019, MediaCo entered into a Contribution and Distribution Agreement with Emmis Communications Corporation ("Emmis") and SG Broadcasting, pursuant to which (i) Emmis contributed the assets of its radio stations WQHT-FM and WBLS-FM, in exchange for $91.5 million in cash, a $5.0 million note and 23.72% of the common stock of MediaCo, (ii) Standard General purchased 76.28% of the common stock of MediaCo, and (iii) the common stock of MediaCo received by Emmis was distributed pro rata in a taxable dividend to Emmis’ shareholders on January 17, 2020. The common stock of MediaCo acquired by Standard General is entitled to ten votes per share and the common stock acquired by Emmis and distributed to Emmis’ shareholders is entitled to one vote per share.
The sale closed on November 25, 2019, at which time MediaCo and Emmis also entered into a management agreement (the “Management Agreement”), an employee leasing agreement (the “Employee Leasing Agreement”) and certain other ancillary agreements. The Management Agreement with Emmis Operating Company was for an initial term of two years (cancellable by MediaCo after 18 months) under which Emmis provided various services to us, including accounting, human resources, information technology, legal, public reporting and tax. The Management Agreement was terminated in November 2021 at the expiration of the initial term. For the six months ended June 30, 2021, MediaCo recorded $0.6 million of management fee expense, which is included in corporate expenses in the accompanying condensed consolidated statements of operations. The Employee Leasing Agreement was terminated in January 2021 at the expiration of the initial term.
Convertible Promissory Notes
As a result of the transaction described above, on November 25, 2019, we issued convertible promissory notes to both Emmis (such note, the "Emmis Convertible Promissory Note") and SG Broadcasting (such note, the "November 2019 SG Broadcasting Promissory Note") in the amounts of $5.0 million and $6.3 million, respectively. On February 28, 2020, the Company and SG Broadcasting amended and restated the November 2019 SG Broadcasting Promissory Note such that the maximum aggregate principal amount issuable under the note was increased from $6.3 million to $10.3 million. Also on February 28, 2020, SG Broadcasting loaned an additional $2.0 million to the Company pursuant to the November 2019 SG Broadcasting Promissory Note for working capital purposes.
On March 27, 2020, the Company and SG Broadcasting further amended and restated the November 2019 SG Broadcasting Promissory Note (as so amended and restated, the "Second Amended and Restated SG Broadcasting Promissory Note") such that the maximum aggregate principal amount issuable under the note was increased from $10.3 million to $20.0 million. On March 27, 2020, SG Broadcasting loaned an additional $3.0 million to the Company pursuant to the Second Amended and Restated SG Broadcasting Promissory Note for working capital purposes.
On August 28, 2020, SG Broadcasting loaned an additional $8.7 million to the Company pursuant to the Second Amended and Restated SG Broadcasting Promissory Note for working capital purposes, bringing the total principal amount outstanding to $20.0 million.
On September 30, 2020, SG Broadcasting loaned an additional $0.3 million to the Company pursuant to an additional promissory note (the "Additional SG Broadcasting Promissory Note") for working capital purposes.
On November 25, 2020, annual interest of $0.5 million and $1.1 million was paid in kind and added to the principal balances of the Emmis Convertible Promissory Note and the November 2019 and Additional SG Broadcasting Promissory Notes, respectively.
On May 19, 2021, the Company issued to SG Broadcasting an additional promissory note (the "May 2021 SG Broadcasting Promissory Note" and, collectively with the November 2019 and Additional SG Broadcasting Promissory Notes, the "SG Broadcasting Promissory Notes"), in return for which SG Broadcasting loaned $3.0 million to the Company to make the prepayment of Senior Credit Facility debt required under Amendment No. 4. Up to $7.0 million may be borrowed pursuant to the May 2021 SG Broadcasting Promissory Note.
On June 1, 2021, SG Broadcasting loaned $1.0 million to the Company under the May 2021 SG Broadcasting Promissory Note as required by Amendment No. 4 to the Senior Credit Facility.
On September 30, 2021, annual interest of $25 thousand on the November 2019 and Additional SG Broadcasting Promissory Notes was paid in kind and added to the principal balance outstanding.
On November 25, 2021, annual interest of $0.6 million and $2.2 million was paid in kind and added to the principal balances of the Emmis Convertible Promissory Note and the SG Broadcasting Promissory Notes, respectively.

On May 19, 2022, annual interest of $0.4 million was paid in kind and added to the principal balance of the SG Broadcasting Promissory Notes.
Consequently, the principal amount outstanding as of June 30, 2022 under the Emmis Convertible Promissory Note and the SG Broadcasting Promissory Notes was $6.2 million and $28.0 million, respectively.
The Company recognized interest expense of $0.4 million and $0.3 million related to the Emmis Convertible Promissory Note for the six months ended June 30, 2022, and 2021, respectively. The Company recognized interest expense of $1.5 million and $1.1 million related to the SG Broadcasting Promissory Notes for the six months ended June 30, 2022, and 2021, respectively.
The terms of these notes are described in Note 4.
On July 28, 2022, SG Broadcasting exercised its right under the SG Broadcasting Promissory Notes to convert the outstanding principal and accrued but unpaid interest on the SG Broadcasting Promissory Notes. See Note 5.
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
Dividends on Series A Convertible Preferred Stock held by SG Broadcasting were $1.6 million and $1.3 million, respectively, for the six months ended June 30, 2022, and 2021. As of June 30, 2022, and December 31, 2021, unpaid cumulative dividends were $1.8 million and $0.2 million, respectively, and included in the balance of preferred stock in the accompanying condensed consolidated balance sheets.
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

Management Agreement for Billboards LLC
On August 11, 2020, the board of directors of the Company unanimously authorized the entry into a certain Management Agreement (the “Billboard Agreement”) between Fairway Outdoor LLC (a subsidiary of the Company, “Fairway”) and Billboards LLC (an affiliate of Standard General, “Billboards”). Under the Billboard Agreement, Fairway will manage the billboard business of Billboards in exchange for payments of $25 thousand per quarter and reimbursement of all out-of-pocket expenses incurred by Fairway in the performance of its duties under the Billboard Agreement. The Billboard Agreement has an effective date of August 1, 2020, a term of three years, and customary provisions on limitation of liability and indemnification. $50 thousand of income was recognized and $105 thousand of out-of-pocket expenses were incurred for the six months ended June 30, 2022 in relation to the Billboard Agreement, $16 thousand of which was outstanding at June 30, 2022.
11. SUBSEQUENT EVENTS
On July 28, 2022, SG Broadcasting exercised its right under the SG Broadcasting Promissory Notes to convert the outstanding principal and accrued but unpaid interest on the SG Broadcasting Promissory Notes. See Note 5.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Note: Certain statements included in this report or in the financial statements contained herein which are not statements of historical fact, including but not limited to those identified with the words “expect,” “should,” “will” or “look” are intended to be, and are, by this Note, identified as “forward-looking statements,” as defined in the Securities and Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future result, performance or achievement expressed or implied by such forward-looking statement. Such factors include, among others:
•Potential conflicts of interest with SG Broadcasting and our status as a “controlled company”;
•Our ability to operate as a standalone public company and to execute on our business strategy;
•Our ability to compete with, and integrate into our operations, new media channels, such as digital video, live video streaming, YouTube, and other real-time media delivery;
•Our ability to continue to exchange advertising time for goods or services;
•Our ability to use market research, advertising and promotions to attract and retain audiences;
•U.S. regulatory requirements for owning and operating media broadcasting channels and our ability to maintain regulatory licenses granted by the FCC;
•Pending U.S. regulatory requirements for paying royalties to performing artists;
•Industry and economic trends within the U.S. radio industry, generally, and the New York City radio industry, in particular;
•Our ability to finance our operations or to obtain financing on terms that are favorable to MediaCo;
•Our ability to successfully complete and integrate any future acquisitions;
•The impact of COVID-19 and other pandemics;
•The accuracy of management’s estimates and assumptions on which the Company’s financial projections are based; and
•Other factors mentioned in documents filed by the Company with the Securities and Exchange Commission.
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

The following table summarizes the sources of our revenues for the three and six months ended June 30, 2022 and 2021. The category “Nontraditional” principally consists of ticket sales and sponsorships of events our stations conduct in their local market. The category “Other” includes, among other items, revenues related to network revenues, production of billboard advertisements and barter.

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2022	% of Total	2021	% of Total	2022	% of Total	2021	% of Total
Net revenues:
Radio Advertising	$6,819	42.2%	$8,913	62.0%	$12,996	46.9%	$13,868	57.5%
Outdoor Advertising (1)	3,337	20.7%	3,238	22.5%	6,461	23.3%	6,210	25.7%
Nontraditional	3,189	19.7%	292	2.0%	3,357	12.1%	429	1.8%
Digital	1,588	9.8%	665	4.6%	2,318	8.4%	1,150	4.8%
Other	1,219	7.6%	1,268	8.9%	2,555	9.3%	2,462	10.2%
Total net revenues	$16,152		$14,376		$27,687		$24,119
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
The results of our broadcast radio operations are solely dependent on the results of our stations in the New York market. Some of our competitors that operate larger station clusters in the New York market are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were up 13.3% and 37.9% for the six months ended June 30, 2022 and 2021, respectively, as compared to the same periods of the prior year. During these periods, revenues for our New York cluster were up 16.0% and 46.1%, respectively. These increases for our New York Cluster were largely driven by ticket sales and broadcast and streaming sponsorships of our annual outdoor concert, Summer Jam, which was held in the third quarter of the prior year.
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
MediaCo is in compliance with the debt covenants as of June 30, 2022 and anticipates being in compliance in future periods. MediaCo’s business units are highly correlated to the economic environment, which recently have been impacted by macroeconomic uncertainty, inflationary and labor market pressures, as well as continued COVID-19 concerns. If some or all of these factors continue to influence the economic environment, then MediaCo's liquidity, financial condition or results of operations may be adversely affected.
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
RESULTS OF OPERATIONS
Three-Month and Six-Month Periods Ended June 30, 2022 compared to June 30, 2021
Net revenues:

	Three Months Ended June 30,				Six Months Ended June 30, 2022
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Radio	$12,531	$10,851	$1,680	15.5%	$20,644	$17,353	$3,291	19.0%
Outdoor Advertising	3,621	3,525	96	2.7%	7,043	6,766	277	4.1%
Total net revenues	$16,152	$14,376	$1,776	12.4%	$27,687	$24,119	$3,568	14.8%
Net radio revenues increased for the three-month and six-month periods ended June 30, 2022, as a result ticket sales, and broadcast and streaming sponsorships of our annual outdoor concert, Summer Jam, which was held in the third quarter of the prior year, partially offset by softer overall advertising revenues.
We typically monitor the performance of our stations against the aggregate performance of the market in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for the New York radio market increased 13.3% for the six-month period ended June 30, 2022, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were up 16.0% for the six-month period ended June 30, 2022, as compared to the same period of the prior year.
Outdoor advertising revenues increased for the three-month and six-month periods ended June 30, 2022, attributable to slight increases in bulletin occupancy and rates as overall advertising revenues continued to rebound from the COVID-19 pandemic. Revenues in our outdoor advertising business have been less volatile than our radio business due to greater geographic diversification and longer duration advertising contracts with customers.

Operating expenses excluding depreciation and amortization expense:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30, 2022
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Radio	$11,324	$5,739	$5,585	97.3%	$17,947	$11,030	$6,917	62.7%
Outdoor Advertising	2,592	2,079	513	24.7%	5,301	4,549	752	16.5%
Total operating expenses excluding depreciation and amortization expense	$13,916	$7,818	$6,098	78.0%	$23,248	$15,579	$7,669	49.2%
Radio operating expenses excluding depreciation and amortization expense increased during the three-month and six-month periods ended June 30, 2022 due to expenses associated with Summer Jam as well as investment in our labor force with a higher focus on sales and digital as well as increases in costs that are commensurate with revenue. Additionally, in the prior year, we recorded employee retention credits that reduced operating expenses, which we did not receive in the current year.
Outdoor advertising operating expenses excluding depreciation and amortization are largely fixed in nature; however, in the prior year, we recorded employee retention credits that reduced operating expenses, which we did not receive in the current year.
Corporate expenses:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30, 2022
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Corporate expenses	$1,339	$1,845	$(506)	(27.4)%	$3,826	$3,486	$340	9.8%
The decrease in corporate expenses for the three-month period ended June 30, 2022 was primarily due to fees from the Emmis Management Agreement that ended in November 2021.
The increase in corporate expenses for the six-month period ended June 30, 2022 relates primarily to personnel costs for the entire period associated with the build out of the corporate functions that were previously part of the management agreement between the Company and Emmis which ended in November 2021.
Depreciation and amortization:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30, 2022
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Radio	$86	$183	$(97)	(53.0)%	$187	$374	$(187)	(50.0)%
Outdoor Advertising	$818	$795	$23	2.9%	$1,647	$1,585	$62	3.9%
Total depreciation and amortization	$904	$978	$(74)	(7.6)%	$1,834	$1,959	$(125)	(6.4)%
Radio depreciation and amortization expense decreased due to certain assets becoming fully depreciated in the prior year. Outdoor advertising depreciation and amortization increased due to depreciation expense associated with two small asset acquisitions that closed in the May of the prior year.
Loss (gain) on sale of assets:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30, 2022
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Outdoor Advertising	$27	$(72)	$99	(137.5)%	$45	$(78)	$123	(157.7)%
Total loss (gain) on sale of assets	$27	$(72)	$99	(137.5)%	$45	$(78)	$123	(157.7)%
The loss (gain) on sale of assets relates to the disposal of certain outdoor advertising structures in the normal course of business.

Operating (loss) income:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30, 2022
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Radio	$1,121	$4,929	$(3,808)	(77.3)%	$2,510	$5,949	$(3,439)	(57.8)%
Outdoor Advertising	184	723	(539)	(74.6)%	50	710	(660)	(93.0)%
All other	$(1,339)	$(1,845)	$506	(27.4)%	$(3,826)	$(3,486)	$(340)	9.8%
Total operating (loss) income	$(34)	$3,807	$(3,841)	(100.9)%	$(1,266)	$3,173	$(4,439)	(139.9)%
See “Net revenues,” “Operating expenses excluding depreciation and amortization,” "Depreciation and amortization," "Loss (gain) on sale of assets," and “Corporate expenses” above.
Interest expense:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30, 2022
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Interest expense	$(2,783)	$(2,701)	$(82)	3.0%	$(5,781)	$(5,239)	$(542)	10.3%
Interest expense increased due to (i) the additional funding from SG Broadcasting during 2021, which took the form of additional loans, (ii) accrued interest on the Emmis Promissory Note being paid in kind in the fourth quarter of 2021, (iii) accrued interest on the SG Broadcasting Promissory Notes being paid in kind in the fourth quarter of 2021 and the second quarter of 2022, and (iv) an additional 1% paid in kind interest rate applicable beginning May 19, 2021 as a result of Amendment No. 4 to the senior credit facility.
Provision for income taxes:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30, 2022
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Provision for income taxes	$86	$82	$4	4.9%	$149	$163	$(14)	(8.6)%
Our provision for income taxes tax is primarily due to the recognition of additional valuation allowance.
Consolidated net loss:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30, 2022
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Consolidated net (loss) income	$(2,903)	$943	$(3,846)	(407.8)%	$(7,196)	$(2,310)	$(4,886)	211.5%
See “Net revenues,” “Operating expenses excluding depreciation and amortization,” "Depreciation and amortization," "Loss (gain) on sale of assets," “Corporate expenses,” and “Interest expense” above.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations, cash available through borrowings under the SG Broadcasting Promissory Note, and our At Market Issuance Sales Agreement. Our primary uses of capital have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements and acquisitions.
At June 30, 2022, we had cash and cash equivalents of $6.5 million and net working capital of $0.9 million. At December 31, 2021, we had cash and cash equivalents of $6.1 million and net working capital of $7.7 million. The decrease in net working capital was primarily driven by an increase in accrued interest due to the timing of annual interest paid in kind on the Emmis Convertible Promissory Note and the SG Broadcasting Promissory Notes, an increase in the current portion of long-term debt, cash paid for capital expenditures, principal payments on long term debt, and cash paid for the settlement of tax withholding obligations.
At June 30, 2022, we had $67.7 million of borrowings outstanding under the Senior Credit Facility, of which $3.7 million was current. The borrowing rate under our Senior Credit Facility was 9.5% at June 30, 2022. Additionally, at June 30, 2022, we had $6.2 million and $28.0 million of promissory notes outstanding to Emmis and SG Broadcasting, respectively, all of which was classified as long-term.

The debt service requirements of MediaCo over the next twelve-month period are expected to be $10.1 million related to our Senior Credit Facility ($3.7 million of principal repayments and $6.4 million of interest payments). The Senior Credit Facility bears interest at a variable rate. The Company estimates interest payments by using the amounts outstanding as of June 30, 2022 and then-current interest rates. There are no debt service requirements over the next twelve months for either the Emmis Convertible Promissory Note or the SG Broadcasting Promissory Notes.
MediaCo is in compliance with the debt covenants as of June 30, 2022 and anticipates being in compliance in future periods. MediaCo’s business units are highly correlated to the economic environment, which recently have been impacted by macroeconomic uncertainty, inflationary and labor market pressures, as well as continued COVID-19 concerns. If some or all of these factors continue to influence the economic environment, then MediaCo's liquidity, financial condition or results of operations may be adversely affected.
On July 28, 2022, SG Broadcasting opted to convert $28.0 million plus $1.9 million of accrued interest into 12.9 million of Class A Common Shares. This event reduced the amount of accrued interest and long-term debt on the July 2022 balance sheet and increased the number of outstanding shares of Class A common stock to 16 million. We will continue to assess opportunities that will help transform our capital structure.
As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, our Senior Credit Facility substantially limits our ability to make acquisitions.
Cash flows provided by operating activities were $3.9 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively. The increase was mainly attributable to significant collections in accounts receivable and increased revenues as we recover from the COVID-19 pandemic.
Cash flows used in investing activities were $1.3 million for the six months ended June 30, 2022, attributable to capital expenditures related to a new digital platform project. Cash flows used in investing activities were $1.0 million for the six months ended June 30, 2021, attributable to capital expenditures, net of proceeds from the sale of property and equipment.
Cash flows used in financing activities were $2.2 million for the six months ended June 30, 2022, attributable to settlement of tax withholding obligations. Cash flows used in financing activities were $0.5 million for the six months ended June 30, 2021, attributable to net debt proceeds.
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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of June 30, 2022, our Disclosure Controls are effective to ensure that information relating to MediaCo Holding Inc. and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the opinion of management of the Company there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

ITEM 6. EXHIBITS
(a)Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Period Ending	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIACO HOLDING INC.

Date: August 12, 2022	By:	/s/ Ann C. Beemish
Ann C. Beemish
Executive Vice President, Chief Financial Officer and
Treasurer