Form 10-Q
period 2022-09-30
Mediaco Holding Inc.
filed 2022-11-14
CIK 1784254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No   ☒
The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of November 7, 2022, was:

16,232,206	Shares of Class A Common Stock, $.01 Par Value
5,413,197	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
NET REVENUES	$11,825	$17,820	$39,512	$41,939
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	9,602	12,540	32,850	28,119
Corporate expenses	1,460	2,422	5,286	5,908
Depreciation and amortization	906	1,068	2,740	3,027
Loss (gain) on disposal of assets	26	—	71	(78)
Total operating expenses	11,994	16,030	40,947	36,976
OPERATING (LOSS) INCOME	(169)	1,790	(1,435)	4,963
OTHER EXPENSE:
Interest expense	(2,404)	(2,895)	(8,185)	(8,134)
Loss on debt extinguishment	—	—	—	(81)
LOSS BEFORE INCOME TAXES	(2,573)	(1,105)	(9,620)	(3,252)
PROVISION FOR INCOME TAXES	78	83	227	246
CONSOLIDATED NET LOSS	(2,651)	(1,188)	(9,847)	(3,498)
PREFERRED STOCK DIVIDENDS	838	709	2,456	2,012
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,489)	$(1,897)	$(12,303)	$(5,510)

Basic and diluted net loss per share attributable to common shareholders	$(0.21)	$(0.26)	$(1.14)	$(0.77)
Basic and diluted weighted average number of common shares outstanding	16,853	7,201	10,778	7,168
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
(in thousands, except share data)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,879	$6,121
Accounts receivable, net of allowance for doubtful accounts of $195 and $313, respectively	8,944	13,756
Prepaid expenses	1,421	1,238
Other current assets	359	526
Total current assets	16,603	21,641
PROPERTY AND EQUIPMENT, NET	24,844	26,533
INTANGIBLE ASSETS, NET	78,597	78,030
OTHER ASSETS:
Operating lease right of use assets	19,382	21,663
Deposits and other	498	343
Total other assets	19,880	22,006
Total assets	$139,924	$148,210
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,547	$2,710
Current maturities of long-term debt	3,672	2,754
Accrued salaries and commissions	1,149	1,284
Deferred revenue	2,061	2,022
Operating lease liabilities	4,152	3,801
Other current liabilities	1,409	1,412
Total current liabilities	15,990	13,983
LONG TERM DEBT, NET OF CURRENT	67,883	97,527
OPERATING LEASE LIABILITIES, NET OF CURRENT	14,480	16,909
ASSET RETIREMENT OBLIGATIONS	7,827	7,267
DEFERRED INCOME TAXES	2,296	2,069
OTHER NONCURRENT LIABILITIES	—	16
Total liabilities	108,476	137,771
COMMITMENTS AND CONTINGENCIES
SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK, $0.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED; 220,000 SHARES ISSUED AND OUTSTANDING	29,466	27,010
EQUITY (DEFICIT):
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 16,238,279 shares and 3,056,757 shares at September 30, 2022, and December 31, 2021, respectively	162	31
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 5,413,197 shares at September 30, 2022, and December 31, 2021	54	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	54,755	24,030
Accumulated deficit	(52,989)	(40,686)
Total equity (deficit)	1,982	(16,571)
Total liabilities and equity (deficit)	$139,924	$148,210
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)

	Class A Common Stock		Class B Common Stock		APIC	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2021	3,056,757	$31	5,413,197	$54	$24,030	$(40,686)	$(16,571)
Net loss	—	—	—	—	—	(4,293)	(4,293)
Issuance of class A to employees, officers and directors	100,276	1	—	—	343	—	344
Preferred stock dividends	—	—	—	—	—	(838)	(838)
BALANCE, MARCH 31, 2022	3,157,033	$32	5,413,197	$54	$24,373	$(45,817)	$(21,358)
Net loss	—	—	—	—	—	(2,903)	(2,903)
Issuance of class A to employees, officers and directors	(26,735)	(1)	—	—	302	—	301
Preferred stock dividends	—	—	—	—	—	(780)	(780)
BALANCE, JUNE 30, 2022	3,130,298	$31	5,413,197	$54	$24,675	$(49,500)	$(24,740)
Net loss	—	—	—	—	—	(2,651)	(2,651)
Issuance of class A to employees, officers and directors	197,324	2	—	—	305	—	307
Conversion of convertible promissory notes	12,910,657	129	—	—	29,775	—	29,904
Preferred stock dividends	—	—	—	—	—	(838)	(838)
BALANCE, SEPTEMBER 30, 2022	16,238,279	$162	5,413,197	$54	$54,755	$(52,989)	$1,982

BALANCE, DECEMBER 31, 2020	1,785,880	$18	5,413,197	$54	$20,772	$(31,852)	$(11,008)
Net loss	—	—	—	—	—	(3,253)	(3,253)
Issuance of class A to employees, officers and directors	651,670	6	—	—	464	—	470
Preferred stock dividends	—	—	—	—	—	(634)	(634)
BALANCE, MARCH 31, 2021	2,437,550	$24	5,413,197	$54	$21,236	$(35,739)	$(14,425)
Net loss	—	—	—	—	—	943	943
Issuance of class A to employees, officers and directors	390,794	4	—	—	595	—	599
Preferred stock dividends	—	—	—	—	—	(669)	(669)
BALANCE, JUNE 30, 2021	2,828,344	$28	5,413,197	$54	$21,831	$(35,465)	$(13,552)
Net loss	—	—	—	—	—	(1,188)	(1,188)
Sale of class A common shares	19,701	—	—	—	180	—	180
Issuance of class A to employees, officers and directors	222,956	3	—	—	791	—	794
Preferred stock dividends	—	—	—	—	—	(709)	(709)
BALANCE, SEPTEMBER 30, 2021	3,071,001	$31	5,413,197	$54	$22,802	$(37,362)	$(14,475)
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,847)	$(3,498)
Adjustments to reconcile net loss to net cash provided by operating activities -
Loss on debt extinguishment	—	81
Depreciation and amortization	2,740	3,027
Amortization of debt discount	487	471
Noncash interest expense	665	280
Noncash lease expense	2,494	2,173
Provision for bad debts	(27)	40
Accretion of asset retirement obligation	586	526
Provision for deferred income taxes	227	246
Noncash compensation	2,327	2,360
Loss (gain) on sale of property and equipment	71	(78)
Changes in assets and liabilities
Accounts receivable	4,839	(6,036)
Prepaid expenses and other current assets	(16)	578
Other assets	(377)	(398)
Accounts payable and accrued liabilities	779	3,124
Deferred revenue	39	432
Operating lease liabilities	(2,078)	(1,936)
Other liabilities	1,816	2,785
Net cash provided by operating activities	4,725	4,177
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(462)	(1,428)
Purchases of internally-created software	(1,295)	—
Proceeds from the sale of property and equipment	—	146
Net cash used in investing activities	(1,757)	(1,282)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(1,836)	(3,000)
Proceeds from long-term debt	—	4,000
Payments for debt-related costs	—	(354)
Proceeds from issuance of class A common stock	—	180
Settlement of tax withholding obligations	(1,374)	(497)
Net cash (used in) provided by financing activities	(3,210)	329
INCREASE IN CASH AND CASH EQUIVALENTS	(242)	3,224
CASH AND CASH EQUIVALENTS:
Beginning of period	6,121	4,171
End of period	$5,879	$7,395
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$5,151	$4,626
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
Capital Structure Changes
On July 28, 2022, SG Broadcasting LLC ("SG Broadcasting") exercised its right to convert the outstanding principal and accrued but unpaid interest on the SG Broadcasting Promissory Notes (as defined in Note 10) of $28.0 million and $1.9 million, respectively, into 12.9 million shares of the Company's Class A common stock. See Note 5.
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
Cash and Cash Equivalents
We consider time deposits, money market fund shares and all highly liquid debt investment instruments with original maturities of nine months or less to be cash equivalents. At times, such deposits may be in excess of FDIC insurance limits.
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

Earnings Per Share
Our basic and diluted net loss per share is computed using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses. Shares of Series A preferred stock include rights to participate in dividends and distributions to common stockholders on an if-converted basis, and accordingly are considered participating securities. During periods of undistributed losses, however, no effect is given to our participating securities since they are not contractually obligated to share in the losses. The following is a reconciliation of basic and diluted net loss per share attributable to Class A and Class B common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(2,651)	$(1,188)	$(9,847)	$(3,498)
Preferred dividends	838	709	2,456	2,012
Net loss attributable to common shareholders	$(3,489)	$(1,897)	$(12,303)	$(5,510)
Basic and diluted weighted average common shares outstanding	16,853	7,201	10,778	7,168
Basic and diluted net loss attributable to common shareholders	$(0.21)	$(0.26)	$(1.14)	$(0.77)
On August 20, 2021, MediaCo Holding Inc. entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. ("B. Riley”), pursuant to which the Company may offer and sell, from time to time through or to B. Riley, as agent or principal, shares of the Company’s Class A Common Stock, having an aggregate offering price of up to $12.5 million. No shares were sold during the nine-month period ended September 30, 2022.
The following convertible equity shares and restricted stock awards were excluded from the calculation of diluted net (loss) income per share because their effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Convertible Emmis promissory note	2,494	1,614	1,386	2,237
Convertible Standard General promissory notes	4,693	6,198	2,543	8,610
Series A convertible preferred stock	10,840	7,002	6,022	9,703
Restricted stock awards	375	915	429	861
Total anti-dilutive shares	18,402	15,729	10,380	21,411
Liquidity and Going Concern
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Pursuant to ASC Topic 205-40, “Going Concern,” the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period. In evaluating the Company’s ability to continue as a going concern for this reporting period, management evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date of the filing of these financial statements (November 14, 2022). Management considered the Company’s ability to forecast future cash flows, current financial condition, sources of liquidity and debt service obligations due on or before November 14, 2023.
The Company has been and continues to be negatively impacted by the broad economic impact of the COVID-19 pandemic, which remains across multiple sectors, specifically disrupting logistics and global supply chains. If apprehension persists around interest rate volatility, supply chain disruptions, and COVID-19, consumer spending may be adversely impacted, causing certain advertising categories (e.g., automotive dealers) to advertise less. The Company expects continued negative impact on revenues and profitability for an undetermined period of time. Management has considered these circumstances in assessing the Company’s liquidity over the next year. Liquidity is a measure of an entity’s ability to meet potential cash requirements, maintain its assets, fund its operations, and meet the other general cash needs of its business. The Company’s liquidity is impacted by general economic, financial, competitive, and other factors beyond its control. The Company’s liquidity requirements consist primarily of funds necessary to pay its expenses, principally debt service and operational expenses, such as labor costs, and other related expenditures. The Company generally satisfies its liquidity needs through cash provided by operations. In addition, the Company has taken steps to enhance its ability to fund its operational expenses by reducing various costs and is prepared to take additional steps as necessary.

The Company has debt service obligations of approximately $11.1 million due under its Senior Credit Facility from November 14, 2022, the date of issuance of these financial statements, through November 14, 2023. Because the Company’s operating results and financial condition have been adversely impacted by the broad economic impacts of the COVID-19 pandemic, the Company’s revenues and profitability may continue to decline over the next several months, as compared to the same periods of the prior year. Because the duration and severity of the impact is unknown as of the filing of this Form 10-Q, management is unable to determine with certainty that the Company will be able to meet its liquidity needs for the next twelve months with cash and cash equivalents on hand, projected cash flows from operations, and/or additional borrowings. Under the terms of its Senior Credit Facility, the Company has certain financial covenants. Management is also unable to determine whether the Company will be in compliance with its debt covenants for the next twelve months. On November 12, MediaCo entered into Amendment No. 5 to its Senior Credit Facility, which lowered the minimum liquidity requirement to $2.0 million through December 15, 2022 and $3.0 million thereafter and removed the testing requirement for the minimum consolidated fixed charge coverage ratio covenant on September 30, 2022. There is substantial doubt that the Company will be in compliance with these covenants in subsequent periods. If necessary, management intends to request a waiver or amendment to its Senior Credit Facility and seek additional borrowings from Standard General. While the Company has been successful in obtaining waivers and amendments under its Senior Credit Facility and has also received additional liquidity from Standard General in the past, no assurances can be made that the Company will be successful or receive such liquidity in the future. Additionally, management regularly reviews our portfolio of assets and may opportunistically dispose of or otherwise monetize assets when we believe it is appropriate to do so.
Based on our evaluation of ASC Topic 205-40, “Going Concern,”, there is substantial doubt about our ability to continue as a going concern through November 14, 2023. Furthermore, depending on the duration and severity of the impacts on our businesses discussed above, we may record impairments of assets in the future.
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
2. INTANGIBLE ASSETS AND GOODWILL
As of September 30, 2022 and December 31, 2021, intangible assets consisted of the following:

	September 30, 2022	December 31, 2021
Indefinite-lived intangible assets
FCC licenses	$63,266	$63,266
Trade name	733	733
Goodwill	13,102	13,102
Definite-lived intangible assets
Customer list	201	929
Software	1,295	—
Total	$78,597	$78,030
Valuation of Indefinite-lived Broadcasting Licenses
In accordance with ASC Topic 350, Intangibles—Goodwill and Other, the Company’s FCC licenses are considered indefinite-lived intangibles; therefore, they are not subject to amortization, but are tested for impairment at least annually as discussed below.
The carrying amounts of the Company’s FCC licenses were $63.3 million as of September 30, 2022 and December 31, 2021. Pursuant to our accounting policy, stations in a geographic market cluster are considered a single unit of accounting. The stations perform an annual impairment test of indefinite-lived intangibles as of October 1 of each year. When indicators of impairment are present, we will perform an interim impairment test. There have been no indicators of impairment since we performed our annual impairment assessment as of October 1, 2021 and therefore there has been no need to perform an interim impairment assessment. Future impairment tests may result in additional impairment charges in subsequent periods.

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
Valuation of Goodwill
All goodwill on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 is part of the Outdoor Advertising segment. The Company tests goodwill for impairment at least annually. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual quantitative goodwill impairment test. We perform this assessment annually as of October 1, unless indicators of impairment exist at an interim period.
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
Definite-lived intangibles
The following table presents the weighted-average useful life at September 30, 2022, and the gross carrying amount and accumulated amortization at September 30, 2022, and December 31, 2021, for our definite-lived intangible assets:

		September 30, 2022			December 31, 2021
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer list	0.2	$2,906	$2,705	$201	$2,906	$1,977	$929
Software	5.7	$1,295	$—	$1,295	$—	$—	$—

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
The software was developed internally by our Radio segment and represents our updated website and mobile application, which offer increased functionality and opportunities to grow and interact with our audience. They cost $1.3 million to develop and useful lives of five years and seven years were assigned to the application and website, respectively.
Total amortization expense from definite-lived intangible assets for the three and nine-month periods ended September 30, 2022 was $0.2 million and $0.7 million, respectively. Total amortization expense from definite-lived intangible assets for the three and nine-month periods ended September 30, 2021 was $0.3 million and $0.9 million, respectively. The Company estimates amortization expense of $0.3 million for the remainder of the year ending December 31, 2022 and $0.2 million each year for the next five years.
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
Disaggregation of revenue
The following table presents the Company's revenues disaggregated by revenue source:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	% of Total	2021	% of Total	2022	% of Total	2021	% of Total
Revenue by Source:
Radio Advertising	$6,029	51.0%	$8,073	45.3%	$19,025	48.1%	$21,941	52.3%
Outdoor Advertising (1)	3,273	27.7%	3,197	17.9%	9,734	24.6%	9,407	22.4%
Nontraditional	276	2.3%	4,206	23.6%	3,633	9.2%	4,635	11.1%
Digital	962	8.1%	1,001	5.6%	3,280	8.3%	2,151	5.1%
Other	1,285	10.9%	1,343	7.6%	3,840	9.8%	3,805	9.1%
Total net revenues	$11,825		$17,820		$39,512		$41,939
(1) A substantial portion of this revenue is from lessor revenue derived from operating leases accounted for under ASC 842, “Leases.”
4. LONG-TERM DEBT
Long-term debt was comprised of the following at September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021
Senior credit facility	$66,737	$68,343
Notes payable to Emmis	6,124	6,154
Notes payable to SG Broadcasting	—	27,574
Less: Current maturities	(3,672)	(2,754)
Less: Unamortized original issue discount	(1,306)	(1,790)
Total long-term debt, net of current portion and debt discount	$67,883	$97,527
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

As of September 30, 2022, a number of amendments had been entered into by the Company and GACP to modify, among other things, certain provisions relating to the repayment of the Term Loan (as defined in the Senior Credit Facility). Most recently, on May 19, 2021, the Company entered into Amendment No. 4 to its Senior Credit Facility. Under the terms of Amendment No. 4:
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
•no quarterly scheduled principal payments are required through and including the quarter ending September 30, 2022;
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
For the period May 19, 2021 through March 31, 2022, the multiple applied to billboard cash flow was in excess of 3.5x and the advance rate applied to the Company's FCC licenses exceeded 60% in order for the Company to achieve minimal compliance with its loan to value covenant. Therefore, the incremental annual interest rate of 1.0% applied during this period and additional interest payments of $0.2 million were paid in kind during the three-month period ended March 31, 2022, all of which were added to the principal balance outstanding. For the period from April 1, 2022 to September 30, 2022, the incremental annual interest rate of 1.0% did not apply as the principal balance outstanding was less than the minimum borrowing base.
As of September 30, 2022, there was $66.7 million outstanding under the Senior Credit Facility, carried net of a total unamortized discount of $1.3 million.
On November 12, 2022, MediaCo entered into Amendment No. 5 to its Senior Credit Facility, which lowered the minimum liquidity requirement to $2.0 million through December 15, 2022 and $3.0 million thereafter and removed the testing requirement for the minimum consolidated fixed charge coverage ratio covenant on September 30, 2022. There is substantial doubt that the Company will be in compliance with these covenants in subsequent periods. See further discussion in Note 1.
Emmis Convertible Promissory Note
The Emmis Convertible Promissory Note (as defined below) carries interest at a base rate equal to the interest on any senior credit facility, including any applicable paid in kind rate, or if no senior credit facility is outstanding, of 6.0%, plus an additional 1.0% on any payment of interest in kind and, without regard to whether the Company pays such interest in kind, an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. Because the Senior Credit Facility prohibits the Company from paying interest in cash on the Emmis Convertible Promissory Note, the Company has been accruing interest since inception using the rate applicable if the interest will be paid in kind. The Emmis Convertible Promissory Note is convertible, in whole or in part, into MediaCo Class A common stock at the option of Emmis and at a strike price equal to the thirty-day volume weighted average price of the MediaCo Class A common stock on the date of conversion. The Emmis Convertible Promissory Note matures on November 25, 2024. As of September 30, 2022, the principal balance outstanding under the Emmis Convertible Promissory Note was $6.1 million.

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
Based on amounts outstanding at September 30, 2022, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

Year ended December 31,	Senior Credit Facility	Emmis Note	Total Payments
Remainder of 2022	$918	$—	$918
2023	3,672	—	3,672
2024	62,147	6,124	68,271
Thereafter	—	—	—
Total	$66,737	$6,124	$72,861
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

On July 28, 2022, the holder exercised its right under the SG Broadcasting Promissory Notes to convert the outstanding principal and accrued but unpaid interest of $28.0 million and $1.9 million, respectively, for 12.9 million shares of the Company's Class A common stock. The Note Conversion increased the Company’s stockholders’ equity by approximately $29.9 million. As a result, the Company regained compliance with the stockholders’ equity requirement based upon the transactions and events described above.
On August 1, 2022, Nasdaq sent the Company a letter confirming conditional compliance with Listing Rule 5550(b)(1), reminding the Company that it must maintain compliance on a go forward basis (the “Nasdaq Compliance Letter”).
The Company understands that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement. In the event the Company fails to maintain compliance within the plan period, the Company may be subject to delisting from Nasdaq. The Company would have the right to a hearing before an independent panel with respect to a delisting decision, which hearing request would stay the decision pending the conclusion of the hearing process.
Neither the Nasdaq Letter nor the Nasdaq Compliance Letter, have an immediate effect on the listing or trading of the Company’s common stock, which will continue to trade on The Nasdaq Capital Market under the symbol “MDIA.”
6. INCOME TAXES
The effective tax rate for the nine months ended September 30, 2022, and 2021 was (2)% and (8)%, respectively. Our effective tax rate for the nine months ended September 30, 2022 differs from the statutory tax rate primarily due to the recognition of additional valuation allowance.
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
Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. Variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time, are expensed in the period in which the obligation for these payments was incurred. Variable lease expense for the nine months ended September 30, 2022 and 2021 was $0.1 million. Variable lease expense for the three months ended September 30, 2022 and 2021 was not material.
We elected not to apply the recognition requirements of ASC 842, “Leases”, to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, we recognized lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized in the three and nine months ended September 30, 2022 and 2021 was not material.
The impact of operating leases to our condensed consolidated financial statements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$1,278	$1,265	$3,846	$3,769
Operating cash flows from operating leases	1,300	1,274	4,120	3,860
Right-of-use assets obtained in exchange for new operating lease liabilities	50	—	415	314

	September 30, 2022	December 31, 2021
Weighted average remaining lease term - operating leases (in years)	8.4	8.5
Weighted average discount rate - operating leases	9.6%	9.4%

As of September 30, 2022, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ending December 31,
Remainder of 2022	$1,420
2023	4,476
2024	2,892
2025	2,874
2026	2,743
After 2026	12,927
Total lease payments	27,332
Less imputed interest	(8,700)
Total recorded lease liabilities	$18,632
Our outdoor advertising business generates lessor revenue derived from operating leases accounted for under ASC 842, “Leases.” Minimum fixed lease consideration under non-cancelable operating leases for each of the next five years and thereafter, excluding variable lease consideration, as of September 30, 2022, is as follows:

Year ending December 31,
Remainder of 2022	$2,397
2023	3,479
2024	206
2025	42
2026	4
After 2026	—
8. ASSET RETIREMENT OBLIGATIONS
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land, and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations.

Balance at December 31, 2021	$7,267
Additions to asset retirement obligations	51
Accretion expense	586
Liabilities settled	(77)
Balance at September 30, 2022	$7,827
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

The following tables present the Company's segment results for the three and nine months ended September 30, 2022 and 2021:

Three Months Ended September 30, 2022	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$8,270	$3,555	$—	$11,825
Operating expenses excluding depreciation and amortization expense	6,983	2,619	—	9,602
Corporate expenses	—	—	1,460	1,460
Depreciation and amortization	85	821	—	906
Loss on disposal of assets	—	26	—	26
Operating income (loss)	$1,202	$89	$(1,460)	$(169)

Three Months Ended September 30, 2021	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$14,361	$3,459	$—	$17,820
Operating expenses excluding depreciation and amortization expense	10,467	2,073	—	12,540
Corporate expenses	—	—	2,422	2,422
Depreciation and amortization	179	889	—	1,068
Gain on disposal of assets	—	—	—	—
Operating income (loss)	$3,715	$497	$(2,422)	$1,790

Nine Months Ended September 30, 2022	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$28,914	$10,598	$—	$39,512
Operating expenses excluding depreciation and amortization expense	24,930	7,920	—	32,850
Corporate expenses	—	—	5,286	5,286
Depreciation and amortization	272	2,468	—	2,740
Loss on disposal of assets	—	71	—	71
Operating income (loss)	$3,712	$139	$(5,286)	$(1,435)

Nine Months Ended September 30, 2021	Radio	Outdoor Advertising	All Other	Consolidated
Net revenues	$31,714	$10,225	$—	$41,939
Operating expenses excluding depreciation and amortization expense	21,497	6,622	—	28,119
Corporate expenses	—	—	5,908	5,908
Depreciation and amortization	553	2,474	—	3,027
Gain on disposal of assets	—	(78)	—	(78)
Operating income (loss)	$9,664	$1,207	$(5,908)	$4,963

Total Assets	Radio	Outdoor Advertising	Consolidated
September 30, 2022	$84,843	$55,081	$139,924
December 31, 2021	90,485	57,725	148,210

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
The sale closed on November 25, 2019, at which time MediaCo and Emmis also entered into a management agreement (the “Management Agreement”), an employee leasing agreement (the “Employee Leasing Agreement”) and certain other ancillary agreements. The Management Agreement with Emmis Operating Company was for an initial term of two years (cancellable by MediaCo after 18 months) under which Emmis provided various services to us, including accounting, human resources, information technology, legal, public reporting and tax. The Management Agreement was terminated in November 2021 at the expiration of the initial term. For the nine months ended September 30, 2021, MediaCo recorded $0.9 million of management fee expense, which is included in corporate expenses in the accompanying condensed consolidated statements of operations. The Employee Leasing Agreement was terminated in January 2021 at the expiration of the initial term.
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
On July 28, 2022, SG Broadcasting exercised its right under the SG Broadcasting Promissory Notes to fully convert the outstanding principal and accrued but unpaid interest into the Company's Class A common stock. See Note 5.

On August 19, 2022, Emmis exercised its right under the Emmis Convertible Promissory Note to convert $30 thousand of the outstanding principal for 11 thousand shares of the Company's Class A common stock.
Consequently, the principal amount outstanding as of September 30, 2022 under the Emmis Convertible Promissory Note was $6.1 million.
The Company recognized interest expense of $0.6 million and $0.5 million related to the Emmis Convertible Promissory Note for the nine months ended September 30, 2022, and 2021, respectively. The Company recognized interest expense of $1.8 million related to the SG Broadcasting Promissory Notes for both the nine months ended September 30, 2022, and 2021.
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
Dividends on Series A Convertible Preferred Stock held by SG Broadcasting were $2.5 million and $2.0 million, respectively, for the nine months ended September 30, 2022, and 2021. As of September 30, 2022, and December 31, 2021, unpaid cumulative dividends were $2.6 million and $0.2 million, respectively, and included in the balance of preferred stock in the accompanying condensed consolidated balance sheets.
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
Management Agreement for Billboards LLC
On August 11, 2020, the board of directors of the Company unanimously authorized the entry into a certain Management Agreement (the “Billboard Agreement”) between Fairway Outdoor LLC (a subsidiary of the Company, “Fairway”) and Billboards LLC (an affiliate of Standard General, “Billboards”). Under the Billboard Agreement, Fairway will manage the billboard business of Billboards in exchange for payments of $25 thousand per quarter and reimbursement of all out-of-pocket expenses incurred by Fairway in the performance of its duties under the Billboard Agreement. The Billboard Agreement has an effective date of August 1, 2020, a term of three years, and customary provisions on limitation of liability and indemnification. $0.1 million of income was recognized for the nine months ended September 30, 2022 and 2021. $0.2 million and $0.1 million of out-of-pocket expenses were incurred for the nine months ended September 30, 2022 and 2021, respectively, in relation to the Billboard Agreement, $0.1 million of which was outstanding at September 30, 2022 and December 31, 2021.

11. SUBSEQUENT EVENTS
On November 12, 2022, MediaCo entered into Amendment No. 5 to its Senior Credit Facility, which lowered the minimum liquidity requirement to $2.0 million through December 15, 2022 and $3.0 million thereafter and removed the testing requirement for the minimum consolidated fixed charge coverage ratio covenant on September 30, 2022. There is substantial doubt that the Company will be in compliance with these covenants in subsequent periods. See further discussion in Note 1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Note: Certain statements included in this report or in the financial statements contained herein which are not statements of historical fact, including but not limited to those identified with the words “expect,” “should,” “will” or “look” are intended to be, and are, by this Note, identified as “forward-looking statements,” as defined in the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future result, performance or achievement expressed or implied by such forward-looking statement. Such factors include, among others:
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

The following table summarizes the sources of our revenues for the three and nine months ended September 30, 2022 and 2021. The category “Nontraditional” principally consists of ticket sales and sponsorships of events our stations conduct in their local market. The category “Other” includes, among other items, revenues related to network revenues, production of billboard advertisements and barter.

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	% of Total	2021	% of Total	2022	% of Total	2021	% of Total
Net revenues:
Radio Advertising	$6,029	51.0%	$8,073	45.3%	$19,025	48.1%	$21,941	52.3%
Outdoor Advertising (1)	3,273	27.7%	3,197	17.9%	9,734	24.6%	9,407	22.4%
Nontraditional	276	2.3%	4,206	23.6%	3,633	9.2%	4,635	11.1%
Digital	962	8.1%	1,001	5.6%	3,280	8.3%	2,151	5.1%
Other	1,285	10.9%	1,343	7.6%	3,840	9.8%	3,805	9.1%
Total net revenues	$11,825		$17,820		$39,512		$41,939
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
Along with the rest of the radio industry, our stations have deployed HD Radio®. HD Radio offers listeners advantages over standard analog broadcasts, including improved sound quality and additional digital channels. In addition to offering secondary channels, the HD Radio spectrum allows broadcasters to transmit other forms of data. We are participating in a joint venture with other broadcasters to provide the bandwidth that a third party uses to transmit location-based data to hand-held and in-car navigation devices. The number of radio receivers incorporating HD Radio has increased in the past few years, particularly in new automobiles. It is unclear what impact HD Radio will have on the markets in which we operate.
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
The results of our broadcast radio operations are solely dependent on the results of our stations in the New York market. Some of our competitors that operate larger station clusters in the New York market are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were up 2.8% for the nine months ended September 30, 2022, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were down 8.7%, as compared to the same period of the prior year. The decreases for our New York Cluster were largely driven by lower healthcare spend, which our stations benefited from more than those serving the general population due to the targeted nature of the awareness campaigns.
As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. We also regularly review our portfolio of assets and may opportunistically dispose of or otherwise monetize assets when we believe it is appropriate to do so.

Throughout 2021 and into 2022, with the increased availability of vaccines, the U.S. experienced an easing of restrictions on travel as well as social gatherings and business activities. However, the broad economic impact of the COVID-19 pandemic remains across multiple sectors, specifically disrupting logistics and global supply chains. If apprehension persists around interest rate volatility, supply chain disruptions, and COVID-19, consumer spending may be adversely impacted, causing certain advertising categories (e.g., automotive dealers) to advertise less, we expect that our results of operations, financial condition and cash flows will continue to be negatively affected, the extent to which is difficult to estimate at this time.
MediaCo entered into Amendment No. 5 to its Senior Credit Facility, which lowered the minimum liquidity requirement to $2.0 million through December 31, 2022 and $3.0 million thereafter and removed the testing requirement for the minimum consolidated fixed charge coverage ratio covenant for the period from September 30, 2022 to December 31, 2022. There is substantial doubt that the Company will be in compliance with these covenants in subsequent periods. MediaCo’s business units are highly correlated to the economic environment, which recently have been impacted by macroeconomic uncertainty, inflationary and labor market pressures, as well as continued COVID-19 concerns. If some or all of these factors continue to influence the economic environment, then MediaCo's liquidity, financial condition or results of operations may be adversely affected. See Note 1 to the condensed consolidated financial statements, "Liquidity and Going Concern," for additional information.
MediaCo has been impacted by the rising interest rate environment in the financial markets, driving the interest paid on the Senior Credit Facility to increase. At this time, we do not anticipate LIBOR rates to decline.
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
RESULTS OF OPERATIONS
Three-Month and Nine-Month Periods Ended September 30, 2022 compared to September 30, 2021
Net revenues:

	Three Months Ended September 30,				Nine Months Ended September 30, 2022
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Radio	$8,270	$14,361	$(6,091)	(42.4)%	$28,914	$31,714	$(2,800)	(8.8)%
Outdoor Advertising	3,555	3,459	96	2.8%	10,598	10,225	373	3.6%
Total net revenues	$11,825	$17,820	$(5,995)	(33.6)%	$39,512	$41,939	$(2,427)	(5.8)%
Net radio revenues decreased for the three-month and nine-month periods ended September 30, 2022 as a result of a substantial decline in healthcare spend as the COVID-19 vaccination awareness campaigns have slowed, partially offset by stronger tourism advertising spend as the restrictions on travel, social gatherings, and business activities have continued to ease. Additionally, net radio revenues further decreased for the three month ended September 30, 2022 as a result of the absence in the current period of ticket sales for, and broadcast and streaming sponsorships of, our annual outdoor concert, Summer Jam, which was held in the second quarter of the current year compared to the third quarter of the prior year.
We typically monitor the performance of our stations against the aggregate performance of the market in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for the New York radio market increased 2.8% for the nine-month period ended September 30, 2022, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were down 8.7% for the nine-month period ended September 30, 2022, as compared to the same period of the prior year.
Outdoor advertising revenues increased for the three-month and nine-month periods ended September 30, 2022, attributable to slight increases in bulletin occupancy and rates as overall advertising revenues continued to rebound from the COVID-19 pandemic. Revenues in our outdoor advertising business have been less volatile than our radio business due to greater geographic diversification and longer duration advertising contracts with customers.

Operating expenses excluding depreciation and amortization expense:

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30, 2022
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Radio	$6,983	$10,467	$(3,484)	(33.3)%	$24,930	$21,497	$3,433	16.0%
Outdoor Advertising	2,619	2,073	546	26.3%	7,920	6,622	1,298	19.6%
Total operating expenses excluding depreciation and amortization expense	$9,602	$12,540	$(2,938)	(23.4)%	$32,850	$28,119	$4,731	16.8%
Radio operating expenses excluding depreciation and amortization expense decreased during the three-month period ended September 30, 2022 due to expenses associated with Summer Jam, which was held in the third quarter of the prior year.
Radio operating expenses excluding depreciation and amortization expense increased during the nine-month period ended September 30, 2022 due to investment in growing our digital business as well as in our labor force with a higher focus on sales. Additionally, in the prior year, we recorded employee retention credits that reduced operating expenses, which were not available in the current year.
Outdoor advertising operating expenses excluding depreciation and amortization are largely fixed in nature; however, in the prior year, we recorded employee retention credits that reduced operating expenses, which were not available in the current year.
Corporate expenses:

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30, 2022
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Corporate expenses	$1,460	$2,422	$(962)	(39.7)%	$5,286	$5,908	$(622)	(10.5)%
The decreases in corporate expenses for the three-month and nine-month periods ended September 30, 2022 were primarily due to fees from the Emmis Management Agreement that ended in November 2021, partially offset by personnel costs for the entire period associated with the corporate staff, performing the functions that were previously part of the management agreement.
Depreciation and amortization:

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30, 2022
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Radio	$85	$179	$(94)	(52.5)%	$272	$553	$(281)	(50.8)%
Outdoor Advertising	$821	$889	$(68)	(7.6)%	$2,468	$2,474	$(6)	(0.2)%
Total depreciation and amortization	$906	$1,068	$(162)	(15.2)%	$2,740	$3,027	$(287)	(9.5)%
Radio and Outdoor Advertising depreciation and amortization expense decreased due to certain assets becoming fully depreciated in the prior year.
Loss (gain) on sale of assets:

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30, 2022
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Outdoor Advertising	$26	$—	$26	—%	$71	$(78)	$149	(191.0)%
Total loss (gain) on sale of assets	$26	$—	$26	—%	$71	$(78)	$149	(191.0)%
The loss (gain) on sale of assets relates to the disposal of certain outdoor advertising structures in the normal course of business.

Operating (loss) income:

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30, 2022
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Radio	$1,202	$3,715	$(2,513)	(67.6)%	$3,712	$9,664	$(5,952)	(61.6)%
Outdoor Advertising	89	497	(408)	(82.1)%	139	1,207	(1,068)	(88.5)%
All other	$(1,460)	$(2,422)	$962	(39.7)%	$(5,286)	$(5,908)	$622	(10.5)%
Total operating (loss) income	$(169)	$1,790	$(1,959)	(109.4)%	$(1,435)	$4,963	$(6,398)	(128.9)%
See “Net revenues,” “Operating expenses excluding depreciation and amortization,” "Depreciation and amortization," "Loss (gain) on sale of assets," and “Corporate expenses” above.
Interest expense:

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30, 2022
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Interest expense	$(2,404)	$(2,895)	$491	(17.0)%	$(8,185)	$(8,134)	$(51)	0.6%
Interest expense increased slightly for the nine-month period ended September 30, 2022 due to (i) the additional funding from SG Broadcasting during 2021, which took the form of additional loans, (ii) accrued interest on the Emmis Promissory Note being paid in kind in the fourth quarter of 2021, (iii) accrued interest on the SG Broadcasting Promissory Notes being paid in kind in the fourth quarter of 2021 and the second quarter of 2022, (iv) an additional 1% paid in kind interest rate applicable beginning May 19, 2021 as a result of Amendment No. 4 to the senior credit facility, and (v) rising interest rates. These increases were partially offset by the conversion of the outstanding principal and accrued but unpaid interest of the SG Broadcasting Promissory Notes on July 28, 2022.
Interest expense decreased for the three-month period ended September 30, 2022 due to the conversion of the outstanding principal and accrued but unpaid interest of the SG Broadcasting Promissory Notes on July 28, 2022.
Provision for income taxes:

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30, 2022
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Provision for income taxes	$78	$83	$(5)	(6.0)%	$227	$246	$(19)	(7.7)%
Our provision for income taxes tax is primarily due to the recognition of additional valuation allowance.
Consolidated net loss:

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30, 2022
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Consolidated net loss	$(2,651)	$(1,188)	$(1,463)	123.1%	$(9,847)	$(3,498)	$(6,349)	181.5%
See “Net revenues,” “Operating expenses excluding depreciation and amortization,” "Depreciation and amortization," "Loss (gain) on sale of assets," “Corporate expenses,” and “Interest expense” above.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations, cash available through additional borrowings under the SG Broadcasting Promissory Note, and our At Market Issuance Sales Agreement. Our primary uses of capital have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements and acquisitions.
At September 30, 2022, we had cash and cash equivalents of $5.9 million and net working capital of $0.6 million. At December 31, 2021, we had cash and cash equivalents of $6.1 million and net working capital of $7.7 million. The decrease in net working capital was primarily driven by an increase in the current portion of long-term debt, cash paid for capital expenditures, principal payments on long term debt, and cash paid for the settlement of tax withholding obligations.
At September 30, 2022, we had $66.7 million of borrowings outstanding under the Senior Credit Facility, of which $3.7 million was current. The borrowing rate under our Senior Credit Facility was 10.6% at September 30, 2022. Additionally, at September 30, 2022, we had $6.1 million of promissory notes outstanding to Emmis, all of which was classified as long-term.

The debt service requirements of MediaCo over the next twelve-month period are expected to be $11.1 million related to our Senior Credit Facility ($3.7 million of principal repayments and $7.4 million of interest payments). The Senior Credit Facility bears interest at a variable rate. The Company estimates interest payments by using the amounts outstanding as of September 30, 2022 and then-current interest rates. There are no debt service requirements over the next twelve months for the Emmis Convertible Promissory Note.
On November 12, 2022, MediaCo entered into Amendment No. 5 to its Senior Credit Facility, which lowered the minimum liquidity requirement to $2.0 million through December 15, 2022 and $3.0 million thereafter and removed the testing requirement for the minimum consolidated fixed charge coverage ratio covenant on September 30, 2022. There is substantial doubt that the Company will be in compliance with these covenants in subsequent periods. MediaCo’s business units are highly correlated to the economic environment, which recently have been impacted by macroeconomic uncertainty, inflationary and labor market pressures, as well as continued COVID-19 concerns. If some or all of these factors continue to influence the economic environment, then MediaCo's liquidity, financial condition or results of operations may be adversely affected. See Note 1 to the condensed consolidated financial statements, "Liquidity and Going Concern," for additional information.
On July 28, 2022, SG Broadcasting opted to convert $28.0 million plus $1.9 million of accrued interest into 12.9 million Class A Common Shares. This event reduced the amount of accrued interest and long-term debt on the balance sheet and increased the number of outstanding shares of Class A common stock to approximately 16 million. We will continue to assess opportunities that will help transform our capital structure.
As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, our Senior Credit Facility substantially limits our ability to make acquisitions.
Cash flows provided by operating activities were $4.7 million and $4.2 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was mainly attributable to significant collections in accounts receivable.
Cash flows used in investing activities were $1.8 million for the nine months ended September 30, 2022, attributable to capital expenditures related to a new digital platform project. Cash flows used in investing activities were $1.3 million for the nine months ended September 30, 2021, attributable to capital expenditures, net of proceeds from the sale of property and equipment.
Cash flows used in financing activities were $3.2 million for the nine months ended September 30, 2022, attributable to principal payments on long-term debt and settlement of tax withholding obligations. Cash flows provided by financing activities were $0.3 million for the nine months ended September 30, 2021, attributable to net debt proceeds.
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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of September 30, 2022, our Disclosure Controls are effective to ensure that information relating to MediaCo Holding Inc. and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the opinion of management of the Company there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.
ITEM 5. OTHER INFORMATION
Amendment No. 5 to Senior Credit Facility

On May 19, 2021, MediaCo Holding Inc. (“MediaCo” or “the Company”) entered into Amendment No. 4 and Waiver (“Amendment No. 4”).
On November 12, 2022, the Company into Amendment No. 5 to its amended and restated term loan agreement (such agreement, as so amended, the “Senior Credit Facility”). Under the terms of Amendment No. 5, the minimum liquidity requirement was lowered to $2.0 million through December 15, 2022 and $3.0 million thereafter, and the testing requirement for the minimum consolidated fixed charge coverage ratio covenant as of September 30, 2022 was eliminated.
ITEM 6. EXHIBITS
(a)Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Period Ending	Exhibit	Filing Date
10.1
Amendment No. 5 to Amended and Restated Term Loan Agreement, dated as of November 12, 2022, by and among MediaCo Holding Inc., the other parties designated as borrowers thereto, the financial institutions from time to time party thereto, and GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent.
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

MEDIACO HOLDING INC.

Date: November 14, 2022	By:	/s/ Ann C. Beemish
Ann C. Beemish
Executive Vice President, Chief Financial Officer and
Treasurer