Form 10-K
period 2022-12-31
Mediaco Holding Inc.
filed 2023-03-31
CIK 1784254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
for the Fiscal Year Ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was $6,636,232.
The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of March 24, 2023, was:
20,742,810    Class A Common Shares, $.01 par value
5,413,197     Class B Common Shares, $.01 par value
—    Class C Common Shares, $.01 par value
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for 2023 Annual Meeting of Shareholders expected to be filed by May 1, 2023 (the first business day following the day that is 120 days after the last day of the registrant’s 2022 fiscal year)	Part III

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

PART I
ITEM 1. BUSINESS
GENERAL
MediaCo Holding Inc. (“MediaCo” or the “Company”) is an owned and operated multi-media company formed in Indiana in 2019, focused on radio and digital advertising, premium programming and events.
Our assets consist of two radio stations, WQHT(FM) and WBLS(FM), which serve the New York City demographic market area that primarily targets Black, Hispanic, and multi-cultural consumers. We derive our revenues primarily from radio and digital advertising sales, but we also generate revenues from events, including sponsorships and ticket sales, licensing, and syndication.
On December 9, 2022, Fairway Outdoor LLC, FMG Kentucky, LLC and FMG Valdosta, LLC (collectively, “Fairway”), all of which are wholly owned direct and indirect subsidiaries of MediaCo, entered into an Asset Purchase Agreement (the “Purchase Agreement”), with The Lamar Company, L.L.C., a Louisiana limited liability company (the “Purchaser”). The transactions contemplated by the Purchase Agreement closed as of the date of the Purchase Agreement. The purchase price was $78.6 million, subject to certain customary adjustments, paid at closing in cash. The sale resulted in a pre-tax gain of $46.9 million in the fourth quarter of 2022.
We have classified the related assets and liabilities associated with our Fairway business as discontinued operations in our consolidated balance sheets and the results of our Fairway business have been presented as discontinued operations in our consolidated statements of income for all periods presented through December 9, 2022 as the sale represented a strategic shift in our business that had a major effect on our operations and financial results. Unless otherwise noted, discussion refers to the Company's continuing operations. See Note 2 — Discontinued Operations in our consolidated financial statements included elsewhere in this report for additional information.
Unless the context otherwise requires, references to “we”, “us” and “our” refer to MediaCo and its subsidiaries.
BUSINESS STRATEGY
We are committed to improving the operating results of our core assets while simultaneously seeking future growth opportunities in new radio businesses that focus predominately on multi-cultural audiences in the national and digital advertising spaces. Our strategy is focused on the following operating principles:
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
Deliver results to advertisers
Competition for advertising revenue is highly competitive and becoming more so as the overall market has declined due to shifts in the way advertising dollars are directed. To remain competitive, we focus on sustaining and growing our radio audiences, optimizing our pricing strategy and developing innovative marketing programs for our clients that allow them to interact with our audiences in more direct and measurable ways. These programs often include elements such as on-air endorsements, events, contests, special promotions, Internet advertising, email marketing, interactive mobile advertising and online video. Our ability to deploy multi-touchpoint marketing programs allows us to deliver a stronger return-on-investment for our clients while simultaneously generating ancillary revenue streams for our media properties.

Extend sales efforts into new market segments
Given the competitive pressures in many of our “traditional” advertising categories, we have been expanding our network of advertiser relationships into not-for-profits, political advertising, corporate philanthropy, environmental initiatives and government agencies. These efforts primarily focus on the health care and education sectors. We believe our capabilities can address these clients’ under-served needs.
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
Leverage the power of the brands
We believe our brands are well integrated within the Hip Hop and R&B marketplace. We will continue to expand our national reach on each of our brands through the digital, streaming, syndication and licensing arenas. Our celebrity talent has broad national and international influence and are integrated into key cultural moments, which help amplify our brands.
RADIO STATIONS
In the following table, “Market Rank by Revenue” is the ranking of the market revenue size of the principal radio market served by our stations among all radio markets in the United States. Market revenue rankings are from BIA’s Investing In Radio 2022, fourth edition. “Ranking in Primary Demographic Target” is the ranking of the station within its designated primary demographic target among all radio stations in its market based on the December 2022 Nielsen Audio, Inc. (“Nielsen”) Portable People Meter results. A “t” indicates the station tied with another station for the stated ranking. “Station Audience Share” represents a percentage generally computed by dividing the average number of persons in the primary demographic listening to a particular station during specified time periods by the average number of such persons in the primary demographic for all stations in the market area as determined by Nielsen.

STATION AND MARKET	MARKET RANK BY REVENUE	FORMAT	PRIMARY DEMOGRAPHIC TARGET AGES	RANKING IN PRIMARY DEMOGRAPHIC TARGET	STATION AUDIENCE SHARE
New York, NY	2
WQHT(FM)		Hip-Hop	18-34	5	5.1
WBLS(FM)		Urban Adult Contemporary	25-54	3	6.2
RADIO ADVERTISING SALES
Our stations derive their advertising revenue from local and regional spot radio and digital advertising in the marketplaces in which they operate, as well as from the sale of national advertising. Local and most regional sales are made by a station’s sales staff. National sales are made by firms specializing in such sales, which are compensated on a commission-only basis. We believe that the volume of national advertising revenue tends to adjust to shifts in a station’s audience share position more rapidly than does the volume of local and regional advertising revenue. During the year ended December 31, 2022, approximately 22% of our total spot radio advertising revenues were derived from national sales and 78% were derived from local sales.
NON-TRADITIONAL REVENUES
Our stations are involved with numerous events in the market in which we operate, that support the local community, entertain our audiences, and better connect our listeners with our stations and our advertisers. In most cases, a third party produces the event, which we help promote, and we sell certain sponsorship opportunities to our advertisers. In these situations, we do not bear financial risk on the success of the event. In limited cases, such as Hot 97's Summer Jam, we produce the event, including securing the performing artists and venue, and are primarily responsible for the financial risk and reward, including ticket and sponsorship sales associated with the event.

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
COMMUNITY INVOLVEMENT
We believe that to be successful, we must be integrally involved in the communities we serve. We see ourselves as community partners. To that end, our radio stations participate in many community programs, fundraisers and activities that benefit a wide variety of causes. Charitable organizations that have been the beneficiaries of our support include, among others, Hip Hop has Heart, the Harlem Chamber of Commerce, the Sarcoidosis Foundation, New York Cares, American AIDS Foundation and the Queens Police Service Area Community Counsel. We have embarked on a relationship with the Universal Hip Hop Museum, which is currently under construction in New York City.
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
Although the broadcasting industry is highly competitive, barriers to entry exist. The operation of a broadcasting station in the United States requires a license from the FCC. Also, the number of stations that can operate in a given market is limited by the availability of the frequencies that the FCC will license in that market, as well as by the FCC's multiple ownership rules regulating the number and types of stations that may be owned or controlled by the same person or company.
In selecting the form of media through which to advertise, advertisers evaluate their ability to target audiences having a specific demographic profile, lifestyle, brand or media consumption or purchasing behavior, or audiences located in, or traveling through, a particular geography. Advertisers also compare the relative costs of available media, evaluating the number of impressions (potential viewings), exposure (the opportunity for advertising to be seen) and circulation (traffic volume in a market), as well as potential effectiveness, quality of related services (such as advertising copy design and layout) and customer service. In competing with other media, we believe that radio is more cost-efficient than other media, allowing advertisers to reach broader audiences and target specific geographic areas or demographic groups within markets. Additionally, the strength of our digital reach and brand recognition allows us to compete for national digital advertising dollars.
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

At December 31, 2022, we had 141 full-time and part-time employees, compared to 192 at December 31, 2021, at which earlier date 49 of which employees were employed in our disposed outdoor advertising business.
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
Diversity and Inclusion
We are an equal opportunity employer and are committed to providing a work environment that is free of discrimination and harassment. We respect and embrace diversity of thought and experience and believe that a diverse workforce produces more innovative insights and solutions, resulting in better products and services for our customers. As we bring brands face-to-face with people, we believe our teams need to be as diverse in their composition and outlook as the audiences we reach every day, and we work together to create an inclusive environment where everyone can bring their true selves to work. We work on building teams that reflect the life experiences of those we serve. Our teams align with our mission and values; of the 141 full-time and part-time employees driving the business, over 78% are Black, Hispanic, or Asian, and 43% are female.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Listed below is certain information about the executive officers of MediaCo as of December 31, 2022. All of our executive officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our executive officers or directors.

NAME	POSITION	AGE AT DECEMBER 31, 2022	YEAR FIRST ELECTED OFFICER
Rahsan-Rahsan Lindsay	Chief Executive Officer and Director	51	2021
Bradford A. Tobin	President, Chief Operating Officer and General Counsel	40	2020
Ann C. Beemish	Executive Vice President, Chief Financial Officer and Treasurer	50	2021
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
Mr. Tobin has served as President, Chief Operating Officer, and General Counsel since June 2021, after being appointed as Chief Operating Officer in August 2020. Mr. Tobin has over 15 years of legal and operational experience. Prior to joining the Company, Mr. Tobin served as General Counsel, Chief Compliance Officer and Secretary of Standard Diversified Inc. (a former affiliate of the Company), and before that served as the General Counsel and Senior Vice President of General Wireless Operations Inc. d/b/a RadioShack. Preceding this role, Mr. Tobin served on the distressed debt team at Silver Point Capital, LP.
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
License Renewal
Radio stations operate pursuant to broadcast licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon application and approval by the FCC. License renewal applications for both WQHT(FM) and WBLS(FM) were granted in July 2022. The following table sets forth our current FCC license expiration dates in addition to the call letters, license classification, antenna elevation above average terrain, power and frequency of all owned stations as of December 31, 2022:

Radio Market	Stations	City of License	Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts)
New York, NY	WQHT(FM)	New York, NY	97.1	June 2030	B	1,339	6.7
	WBLS(FM)	New York, NY	107.5	June 2030	B	1,362	4.2
Review of Ownership Restrictions
The FCC is required by statute to review its broadcast ownership rules on a quadrennial basis (i.e., every four years) and to repeal or modify rules that are no longer “necessary in the public interest.”
Despite several such reviews and appellate remands, the FCC’s rules limiting the number of radio stations that may be commonly owned in a local market have remained largely unchanged since their initial adoption following the 1996 Act. The FCC’s previous ownership reviews have been subject to litigation. In April 2021, the U.S. Supreme Court reversed a lower court decision blocking a number of FCC rule changes designed to update the FCC’s media ownership regulations. As a result, the FCC’s Radio/Television Cross-Ownership Rule, which limited the number of radio and television and stations that could be commonly owned in a single market, was eliminated.
The FCC initiated its 2018 quadrennial review in December 2018 and that proceeding remains pending. The 2022 quadrennial review was launched in December 2022 and that proceeding also remains pending. We cannot predict whether either of the quadrennial review proceedings will result in modifications of the ownership rules or the impact (if any) that such modifications would have on our business.
Attribution of Ownership Interests:
In applying its ownership rules, the FCC has developed specific criteria that it uses to determine whether a certain ownership interest or other relationship with an FCC licensee is significant enough to be “attributable” or “cognizable” under its rules, such that there would be a violation of the FCC’s rules where such person or entity holds attributable interests in more than the permitted number of stations or a prohibited combination of outlets in the same market. The FCC’s regulations generally deem the following relationships and interests to be attributable for purposes of its ownership restrictions:
•all officer and director positions in a licensee or its direct/indirect parent(s);
•voting stock interests of at least 5% (or 20%, if the holder is a passive institutional investor, i.e., a mutual fund, insurance company or bank);
•any equity interest in a limited partnership or limited liability company where the limited partner or member has not been “insulated” from the media-related activities of the LP or LLC pursuant to specific FCC criteria;
•equity and/or debt interests which, in the aggregate, exceed 33% of the total asset value of a station or other media entity (the “equity/debt plus policy”), if the interest holder supplies more than 15% of the station’s total weekly programming (usually pursuant to a time brokerage, local marketing or network affiliation agreement) or is a same-market media entity (i.e., a broadcast station).
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
Local Radio Ownership:
The local radio ownership rule limits the number of commercial radio stations in a radio market in which a person or entity may hold an attributable interest based on the number of radio stations in that market:
•if the market has 45 or more radio stations, one entity may own up to eight stations, not more than five of which may be in the same service (AM or FM);
•if the market has between 30 and 44 radio stations, one entity may own up to seven stations, not more than four of which may be in the same service;
•if the market has between 15 and 29 radio stations, one entity may own up to six stations, not more than four of which may be in the same service; and
•if the market has 14 or fewer radio stations, one entity may own up to five stations, not more than three of which may be in the same service, however one entity may not own more than 50% of the stations in the market.
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
In the 2018 and 2022 quadrennial review proceedings, the FCC is considering all aspects of the local radio ownership rule, including whether the rule in its current form remains necessary in the public interest.
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

Programming and Operations
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
Congress and the FCC also have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of additional matters that could, directly or indirectly, affect the operation, ownership and profitability of our broadcast stations, result in the loss of audience share and advertising revenues for our broadcast stations and/or affect our ability to acquire additional broadcast stations or finance such acquisitions. Such matters include, but are not limited to:
•proposals to impose spectrum use or other fees on FCC licensees;
•proposals to repeal or modify some or all of the FCC’s multiple ownership rules and/or policies;
•proposals to impose requirements intended to promote broadcasters’ service to their local communities;
•proposals to change rules relating to political broadcasting;
•technical and frequency allocation matters;
•proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;
•proposals to tighten safety guidelines relating to radio frequency radiation exposure;
•proposals to modify broadcasters’ public interest obligations; and
•proposals, including by states, to limit the tax deductibility of advertising expenses by advertisers.
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
We believe that advertising is a discretionary business expense. Spending on advertising tends to decline disproportionately during an economic recession or downturn as compared to other types of business spending. Consequently, weakness in the United States economy generally has an adverse effect on our advertising revenue and, therefore, our results of operations. For example, the economic tumult caused by the COVID-19 pandemic has had a material adverse effect on our advertising revenues at our New York radio stations.
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
Radio revenues in the New York market in which we operate are highly correlated to the performance of the economy of United States. New York market revenues, as measured by the accounting firm Miller Kaplan Arase LLP (“Miller Kaplan”), during the year ended December 31, 2022, and the year ended December 31, 2021, were up 1.6% and up 41.2%, respectively. During these same periods, the U.S. Bureau of Economic Analysis reports that U.S. real gross domestic product grew 2.1% and 5.9%, respectively.

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
We hold a number of events, most notably Summer Jam in June of each year, in which large numbers of people are in close proximity. We were required to cancel Summer Jam in 2020 due to the COVID-19 pandemic, which adversely impacted our financial results in 2020. We delayed Summer Jam in 2021 until late August due to slower than expected reopening of the New York/New Jersey market. In 2022, Summer Jam was moved back to June, however the ticket sales and advertising were negatively impacted by a combination of the pandemic, weather forecast and the suppressed market conditions, resulting in a loss in revenue. Our ability to successfully hold future Summer Jams is dependent on, among other things, state and local restrictions on crowd sizes and people’s willingness to attend large gatherings. We cannot predict when, if ever, advertising levels will return to pre-pandemic levels.
Summer Jam is highly sensitive to public tastes and is dependent on our ability to secure popular artists, and our ticketing revenue can be impacted by changes in consumer preferences.
Our business is highly sensitive to rapidly changing public tastes and is dependent on the availability of popular artists and events. Summer Jam depends in part on our ability to anticipate the tastes of consumers and to offer events that appeal to them. Since we rely on unrelated parties to create and perform at live music events, any unwillingness or lack of availability of popular artists could limit our ability to generate revenue. In particular, there are a limited number of artists that can headline or who can sell out larger venues, which we rent. Accordingly, our ticket sales success depends, in part, upon the ability of these third parties to correctly anticipate public demand for particular events, as well as the availability of popular artists, entertainers and teams.

In addition, artists are booked four to eight months in advance of the beginning of the tour and we often agree to pay an artist a fixed guaranteed amount prior to our receiving any revenue. Therefore, if the public is not receptive, or an artist cancels, we may incur a loss depending on the amount of the fixed guarantee or incurred costs relative to any revenue earned, as well as revenue we could have earned at booked venues. Furthermore, consumer preferences change from time to time, and our failure to anticipate, identify or react to these changes could result in reduced demand for our services, which would adversely affect our business, financial condition and results of operations.
We are a “controlled company” within the meaning of the Nasdaq listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Investors in our Class A common stock will not have the same protections afforded to shareholders of companies that are subject to such requirements.
As of December 31, 2022, SG Broadcasting controlled approximately 72.4% of the outstanding voting interests of MediaCo through its ownership of MediaCo Class B common stock. Because of the voting power of SG Broadcasting, we are considered a “controlled company” for purposes of Nasdaq requirements. As such, we are exempt from certain corporate governance requirements of Nasdaq, including the requirements that:
•a majority of the board of directors consist of independent directors,
•we have a Nominating and Corporate Governance Committee that is composed entirely of independent directors, and
•we have a Compensation Committee that is composed entirely of independent directors.
Currently, MediaCo does have a majority of independent directors and the Compensation Committee does consist entirely of independent directors; however, we do not have a Nominating and Corporate Governance Committee. MediaCo could choose to take advantage of the exemptions relating to the board and the Compensation Committee. Accordingly, investors in our Class A common stock would not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq's corporate governance requirements.
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
The radio broadcasting industry is subject to rapid technological changes, evolving industry standards and the emergence of competition from new technologies and services. We cannot assure that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Various media technologies and services that have been developed or introduced include:
•satellite-delivered digital audio radio service, which has resulted in subscriber-based satellite radio services with numerous niche formats;
•audio programming by cable systems, direct-broadcast satellite systems, Internet content providers and other digital audio broadcast formats, including podcasts;
•personal digital audio devices;
•HD Radio®, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and
•low-power FM radio, which could result in additional FM radio broadcast outlets.
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
Each of our radio stations operates pursuant to one or more licenses issued by the FCC. Under FCC rules, radio licenses are granted for a term of eight years. Our licenses were successfully renewed in 2022 through June 2030. While we are not aware of facts or circumstances that would prevent us from having our current licenses renewed in the future, third parties could challenge our renewal applications and there can be no assurance that the licenses will be renewed or that renewals will not include conditions or qualifications that could adversely affect our business and operations. Failure to obtain the renewal of any of our broadcast licenses would likely have a material adverse effect on our business and operations. In addition, if we or any of our officers, directors or significant stockholders materially violates the FCC’s rules and regulations or the Communications Act, is convicted of a felony or is found to have engaged in unlawful anticompetitive conduct or fraud upon a government agency, the FCC may, in response to a petition from a third party or on its own initiative, commence a proceeding to impose sanctions upon us which could involve the imposition of monetary fines, the revocation of our broadcast licenses or other sanctions.
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
Changes in current Federal regulations could adversely affect our business operations
Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies that could, directly or indirectly, affect the profitability of our broadcast stations. In particular, Congress is considering a revocation of radio's exemption from paying royalties to performing artists for use of their recordings (radio already pays a royalty to songwriters). A requirement to pay additional royalties could have a material and adverse effect on our financial condition and results of operations.

Our business strategy and our ability to operate profitably depend on the continued services of our key employees, the loss of whom could have a material adverse effect on our business.
Our success depends in large part upon the leadership and performance of our radio management teams and other key personnel. Operating as an independent public company demands a significant amount of time and effort from our management and other personnel and may give rise to increased turnover. If we lose the services of members of our management team or other key personnel, we may not be able to successfully manage our business or achieve our business objectives.
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
As of December 31, 2022, our intangible assets comprised 67% of our total assets. We did not record any impairment charges during the years ended December 31, 2022, and 2021. However, if events occur or circumstances change, the fair value of our intangible assets might fall below the amount reflected on our balance sheet, and we may be required to recognize impairment charges in our statement of operations, which may be material, in future periods.
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

Our business is dependent upon the proper functioning of our internal business processes and information systems. The modification, change of, or interruption of such systems may disrupt our business, processes and internal controls.
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
Risks Related to Indebtedness:
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
Our November 25, 2019 convertible promissory note payable to Emmis Communications Corporation (the “Emmis Convertible Promissory Note”) is paid in-kind (“PIK”), but any future long-term debt agreements will likely require us to pay periodic interest and principal payments during the term of such indebtedness. Our ability to make payments on indebtedness and to fund capital expenditures will depend on our ability to generate cash in the future. This ability to generate cash, to a certain extent, will be subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our businesses might not generate sufficient cash flow from operations. We might not be able to complete future offerings, and future borrowings might not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
Risks Related to our Common Stock:
SG Broadcasting possesses significant voting interest with respect to our outstanding common stock, which limits the influence on corporate matters by a holder of MediaCo Class A common stock.
As of December 31, 2022, SG Broadcasting held approximately 82.1% of the voting interests of our outstanding common stock on a fully diluted basis. Accordingly, SG Broadcasting has the ability to significantly influence our management and affairs through the election and removal of our board of directors and all other matters requiring shareholder approval unless a separate vote of the MediaCo Class A common stock is required by our articles of incorporation or Indiana law, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated voting interest could also discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control limits the practical effect of the influence by holders of MediaCo Class A common stock over our business and affairs, through any shareholder vote or otherwise. Accordingly, the effects of any of the above could depress the price of MediaCo Class A common stock.
Standard General’s and Emmis’ interests may conflict with those of other shareholders.
SG Broadcasting, a company wholly owned by funds managed by Standard General, beneficially owns shares representing approximately 76.8% of the outstanding combined voting power of all classes of our common stock. Therefore, SG Broadcasting is in a position to exercise substantial influence over the outcome of most matters submitted to a vote of our shareholders, including the election of a majority of our directors, the determination to engage in a merger, acquisition or disposition of a material amount of assets, or otherwise.
Additionally, other than with respect to the Emmis Convertible Promissory Note, which is convertible into MediaCo Class A common stock, Emmis no longer holds any common stock of MediaCo, though its officers serve as the MediaCo Class A Directors. These officers were initially shareholders of MediaCo, but no assurance can be given that they have or will retain their ownership of MediaCo shares. Further, so long as amounts remain outstanding under the Emmis Convertible Promissory Note, MediaCo's board of directors is obligated to nominate as MediaCo Class A Directors only persons specified by Emmis. Under Indiana law, directors of MediaCo may, in considering the best interests of the Company, consider the effects of any action on shareholders, employees, suppliers, and customers of the Company, and communities in which offices or other facilities of the Company are located, and any other factors the directors consider pertinent.
MediaCo Class A common stock may cease to be listed on Nasdaq.
MediaCo’s Class A common stock is listed on Nasdaq under the ticker symbol “MDIA”. We may not be able to meet the continued listing requirements of Nasdaq, which require, among other things, a minimum closing price of MediaCo Class A common stock, a minimum market capitalization and minimum shareholders' equity. If we are unable to satisfy the requirements of Nasdaq for continued listing, MediaCo Class A common stock would be subject to delisting from that market, and we might or might not be eligible to list our shares on another market.
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
Pursuant to our By-laws, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the Circuit or any Superior Court of Marion County Indiana, or the United States District Court for the Southern District of Indiana in a case of pendent jurisdiction, shall be the sole and exclusive forum for:
•any derivative action or proceeding brought on behalf of the Company,
•any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee or agent of MediaCo to the Company or the holders of shares of MediaCo,
•any action asserting a claim arising pursuant to any provision of the Indiana Business Corporation Law (the “IBCL”), the Articles of Incorporation or the By-laws, or
•any action asserting a claim governed by the internal affairs doctrine, in each case subject to said court having personal jurisdiction over the indispensable parties named as defendants.
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
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are afforded to emerging growth companies, including, but not limited to, exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find MediaCo Class A common stock less attractive because we intend to rely on these exemptions. If some investors find MediaCo Class A common stock less attractive as a result, there may be a less active trading market for MediaCo Class A common stock and its stock price may be lower or more volatile as a result. We may take advantage of these exemptions until we no longer qualify as an emerging growth company.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
The types of properties required to support our radio stations include offices, studios and transmitter/antenna sites. We lease our studio and office spaces. Our stations' studios and principal executive offices are housed within its offices in Manhattan. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We lease primary and backup transmitter/antenna sites for WQHT and WBLS in Manhattan. With regard to WBLS, we lease an additional backup transmitter/antenna site in Lyndhurst, New Jersey from WLIB Tower LLC, an Indiana corporation and subsidiary of Emmis (“WLIB”) pursuant to a transmitter/antenna site lease. The transmitter/antenna site lease is for an initial term of 20 years, with two automatic renewal periods of 10 years each, unless MediaCo provides notice to WLIB of its intention to not renew the lease for an additional term. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station's FCC license. In general, we do not anticipate difficulties in renewing the transmitter/antenna site leases or in leasing additional space or sites if required.

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
Holders
At March 24, 2023, there were 243 stockholders of record of the Class A common stock, and there was one stockholder of record of the Class B common stock. These figures do not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Dividends
MediaCo currently intends to retain future earnings for use in its business and has no plans to pay any dividends on shares of its common stock in the foreseeable future.
Share Repurchases
The following table provides information relating to the shares we purchased during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2022 – October 31, 2022	—	—	—	—
November 1, 2022 – November 30, 2022	—	—	—	—
December 1, 2022 – December 31, 2022	187,078	$1.17	187,078	$1,777,705
Total	187,078	$1.17	187,078
ITEM 6. [RESERVED]
None.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
GENERAL
The following discussion pertains to MediaCo Holding Inc. and its subsidiaries (collectively, “MediaCo” or the “Company”).
On December 9, 2022, Fairway Outdoor LLC, FMG Kentucky, LLC and FMG Valdosta, LLC (collectively, "Fairway”), all of which are wholly owned direct and indirect subsidiaries of MediaCo, entered into an Asset Purchase Agreement (the “Purchase Agreement”), with The Lamar Company, L.L.C., a Louisiana limited liability company (the “Purchaser”). The transactions contemplated by the Purchase Agreement closed as of the date of the Purchase Agreement. The purchase price was $78.6 million, subject to certain customary adjustments, paid at closing in cash. The sale resulted in a pre-tax gain of $46.9 million in the fourth quarter of 2022.
We have classified the related assets and liabilities associated with our Fairway business as discontinued operations in our consolidated balance sheets and the results of our Fairway business have been presented as discontinued operations in our consolidated statements of income for all periods presented through December 9, 2022 as the sale represented a strategic shift in our business that had a major effect on our operations and financial results. Unless otherwise noted, discussion in management's discussion and analysis refers to the Company's continuing operations. See Note 2 — Discontinued Operations in our consolidated financial statements included elsewhere in this report for additional information.

We own and operate two radio stations located in New York City. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales are the primary component of our consolidated revenues. These rates are in large part based on our radio stations’ ability to attract audiences in demographic groups targeted by their advertisers. The Nielsen Company generally measures radio station ratings weekly for markets measured by the Portable People Meter™, which includes both of our radio stations. Because audience ratings in a radio station’s local market are critical to the station’s financial success, our strategy is to use market research, advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
Our revenues vary throughout the year. Revenue and operating income are usually lowest in the first calendar quarter, partly because retailers cut back their advertising spending immediately following the holiday shopping season.
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
The following table summarizes the sources of our revenues for the years ended December 31, 2022, and 2021. The category “Nontraditional” principally consists of ticket sales and sponsorships of events our stations conduct in their local markets. The category “Other” includes, among other items, revenues related to network revenues and barter.

	Year Ended December 31,
	2022		2021
Net revenues:
Radio Advertising	$25,790	66.8%	$30,012	71.9%
Nontraditional	3,973	10.3%	4,864	11.7%
Digital	4,713	12.2%	2,864	6.9%
Other	4,119	10.7%	3,987	9.5%
Total net revenues	$38,595		$41,727
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
KNOWN TRENDS AND UNCERTAINTIES
The U.S. radio industry is a mature industry and its growth rate has stalled. Management believes this is principally the result of two factors: (i) new media, such as various media distributed via the Internet, telecommunication companies and cable interconnects, as well as social networks, have gained advertising share against radio and other traditional media and created a proliferation of advertising inventory and (ii) the fragmentation of the radio audience and time spent listening caused by satellite radio, audio streaming services and podcasts has led some investors and advertisers to conclude that the effectiveness of radio advertising has diminished.
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

The results of our broadcast radio operations are solely dependent on the results of our stations in the New York market. Some of our competitors that operate larger station clusters in the New York market are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were up 1.6% for the year ended December 31, 2022, and up 41.2% for the year ended December 31, 2021, as compared to the same periods of the prior year. During these periods, revenues for our New York cluster were down 8.5% and up 62.2%, respectively. The decreases for our New York Cluster were largely driven by lower healthcare spend, which our stations benefited from more than those serving the general population in the prior year due to the targeted nature of the awareness campaigns.
As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. We also regularly review our portfolio of assets and may opportunistically dispose of or otherwise monetize assets when we believe it is appropriate to do so.
Throughout 2021 and 2022, with the increased availability of vaccines, the U.S. experienced an easing of restrictions on travel as well as social gatherings and business activities. However, the lingering pandemic impact has caused increases in inflation and general economic disruption. If apprehension persists around interest rate volatility, supply chain disruptions, and COVID-19, consumer spending may be adversely impacted, causing certain advertising categories (e.g., automotive dealers) to advertise less, we expect that our results of operations, financial condition and cash flows will continue to be negatively affected, the extent to which is difficult to estimate at this time.
MediaCo has been impacted by the rising interest rate environment in the financial markets, driving the interest paid on the Senior Credit Facility to increase as well as increasing the cost of any potential future borrowings. At this time, we do not anticipate LIBOR rates to decline.
CRITICAL ACCOUNTING ESTIMATES
Critical accounting policies are defined as those that encompass significant judgments and uncertainties, and potentially derive materially different results under different assumptions and conditions. We believe that our critical accounting policies are those described below.
FCC Licenses
As of December 31, 2022, we have recorded approximately $63.3 million for FCC licenses, which represents approximately 65% of our total assets. We would not be able to operate our radio stations without the related FCC license for each property. FCC broadcast licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, each of our FCC licenses has been renewed at the end of its respective period, and we expect that each FCC license will continue to be renewed in the future. We consider our FCC licenses to be indefinite-lived intangibles.
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
For the years ended December 31, 2022, and 2021, we completed our annual impairment tests on October 1 of each year and will continue to perform our assessments on this date in future years.

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

	October 1, 2022	October 1, 2021
Discount Rate	12.7%	12.1%
Long-term Revenue Growth Rate	0.6%	1.3%
Mature Market Share	9.8%	9.2%
Operating Profit Margin	23.5-29.0%	24.2-29.0%
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
RESULTS OF OPERATIONS
Year ended December 31, 2022 compared to year ended December 31, 2021
The following discussion refers to the Company’s continuing operations. See Note 2 — Discontinued Operations in our consolidated financial statements included elsewhere in this report for additional information.
Net revenues:

	Year ended December 31,		Change
(Dollars in thousands)	2022	2021	$	%
Net revenues	$38,595	$41,727	$(3,132)	(7.5)%
Net radio revenues decreased due to a substantial decline in healthcare spend as COVID-19 vaccination awareness campaigns have slowed, partially offset by stronger tourism advertising spend as restrictions on travel, social gatherings, and business activities have continued to ease. Additionally, revenues from the Summer Jam event were lower in 2022 due to depressed market conditions, in particular as they affected attendance at concerts and festivals.

We typically monitor the performance of our stations against the aggregate performance of the market in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for the New York radio market increased 1.6% for the year ended December 31, 2022, as compared to the prior year. Our gross revenues reported to Miller Kaplan were down 8.5% for the year ended December 31, 2022, as compared to the prior year.
Operating expenses excluding depreciation and amortization expense:

	Year ended December 31,		Change
(Dollars in thousands)	2022	2021	$	%
Operating expenses excluding depreciation and amortization expense:	$32,847	$28,667	$4,180	14.6%
Radio operating expenses excluding depreciation and amortization expense increased during the year ended December 31, 2022 due to investment in growing our digital business as well as in our labor force with a higher focus on sales. Additionally, in the prior year, we recorded employee retention credits that reduced operating expenses, which were not available in the current year.
Corporate expenses:

	Year ended December 31,		Change
(Dollars in thousands)	2022	2021	$	%
Corporate expenses	$6,463	$8,434	$(1,971)	(23.4)%
The decrease in corporate expenses for the year ended December 31, 2022 was primarily due to fees from the Emmis Management Agreement that ended in November 2021 and consulting fees incurred in the prior year. These decreases were partially offset by employee retention credits recorded in the prior year that reduced operating expenses, which were not available in the current year.
Depreciation and amortization:

	Year ended December 31,		Change
(Dollars in thousands)	2022	2021	$	%
Depreciation and amortization	$666	$688	$(22)	(3.2)%
Radio depreciation and amortization expense was flat compared to the prior year due to additions in the current year offset by certain assets becoming fully depreciated in the prior year.
Operating income (loss):

	Year ended December 31,		Change
(Dollars in thousands)	2022	2021	$	%
Operating (loss) income	$(1,386)	$3,938	$(5,324)	(135.2)%
See “Net revenues,” “Operating expenses excluding depreciation and amortization,” and “Corporate expenses” above.
Interest expense:

	Year ended December 31,		Change
(Dollars in thousands)	2022	2021	$	%
Interest expense	$(6,980)	$(7,707)	$727	(9.4)%
Interest expense decreased slightly due to the conversion of the SG Broadcasting Promissory Notes (as defined below) in July 2022, which notes were outstanding for all of the prior year, and a lower interest rate after the pay down of the SG Broadcasting Promissory Notes partially offset by accrued interest on the Emmis Convertible Promissory Note being paid in kind in the fourth quarter of 2021, which increased the principal balance for the entirety of the current year.

Provision for income taxes:

	Year ended December 31,		Change
(Dollars in thousands)	2022	2021	$	%
Provision for income taxes	$336	$348	$(12)	(3.4)%
See Note 12 — Income Taxes in our consolidated financial statements included elsewhere in this report.
Consolidated net income (loss):

	Year ended December 31,		Change
(Dollars in thousands)	2022	2021	$	%
Consolidated net income (loss)	$30,914	$(6,082)	$36,996	(608.3)%
The increase in consolidated net income (loss) was due to the gain on sale of Fairway in December 2022, partially offset by lower operating income of continuing operations. See “Net revenues,” “Operating expenses excluding depreciation and amortization,”, “Corporate expenses,” “Interest expense,” and “Provision for income taxes” above and Note 2 — Discontinued Operations in our consolidated financial statements included elsewhere in this report.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and our At Market Issuance Sales Agreement. Our primary uses of capital have been, and are expected to continue to be, capital expenditures, working capital, and acquisitions.
At December 31, 2022 we had cash, cash equivalents and restricted cash of $15.3 million and net working capital of $15.2 million. At December 31, 2021, we had cash, cash equivalents and restricted cash of $6.1 million and net working capital of $7.7 million. The increase in net working capital is due to an increase in cash and accounts receivable resulting from improved business operations and the sale of Fairway.
At December 31, 2022, we had $6.0 million outstanding to Emmis under the Emmis Convertible Promissory Note, all of which is classified as long-term and has no debt service requirements over the next twelve-month period.
As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths.
Operating Activities
Cash provided by continuing operating activities was $2.3 million for the year ended December 31, 2022 compared to cash used in continuing operating activities of $0.6 million for the year ended December 31, 2021. The increase in operating cash flows was mainly attributable to improved collections of accounts receivable.
Investing Activities
Cash provided by continuing investing activities was $77.6 million for the year ended December 31, 2022 primarily attributable to the proceeds from the sale of Fairway, partially offset by capital expenditures. Cash used in investing activities of $0.4 million for the year ended December 31, 2021 was attributable to capital expenditures.
Financing Activities
Cash used in continuing financing activities was $70.1 million for the year ended December 31, 2022, was due to the pay down of outstanding long-term debt of $68.6 million and settlement of tax withholding obligations of $1.3 million.
Cash provided by continuing financing activities was $0.3 million for the year ended December 31, 2021, was due to debt proceeds of $4.0 million and proceeds from the issuance of Class A common stock of $0.3 million, partially offset by debt payments and debt related costs of $3.4 million and settlement of tax withholding obligations of $0.7 million.
SEASONALITY
Our results of operations are usually subject to seasonal fluctuations, which result in higher second quarter revenues and operating income. For our radio operations, this seasonality is largely due to the timing of our largest concert in June of each year. Results are typically lowest in the first calendar quarter.

INFLATION
The impact of inflation on operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on operating results.
OFF-BALANCE SHEET FINANCINGS AND LIABILITIES
Other than legal contingencies incurred in the normal course of business, and contractual commitments to purchase goods and services, all of which are discussed in Note 11 to the consolidated financial statements, which is incorporated by reference herein, the Company does not have any material off-balance sheet financings or liabilities. The Company does not have any majority-owned or controlled subsidiaries that are not included in the consolidated financial statements, nor does the Company have any interests in or relationships with any “special-purpose entities” that are not reflected in the consolidated financial statements or disclosed in the Notes to consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of MediaCo Holding Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MediaCo Holding Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in retained earnings (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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
Indianapolis, IN
March 31, 2023

MEDIACO HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share amounts)	2022	2021
NET REVENUES	$38,595	$41,727
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	32,847	28,667
Corporate expenses	6,463	8,434
Depreciation and amortization	666	688
Loss on disposal of assets	5	—
Total operating expenses	39,981	37,789
OPERATING (LOSS) INCOME	(1,386)	3,938
OTHER INCOME (EXPENSE):
Interest expense, net	(6,980)	(7,707)
Other income	125	—
Loss on debt extinguishment	(1,218)	(81)
Total other expense	(8,073)	(7,788)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(9,459)	(3,850)
PROVISION FOR INCOME TAXES	336	348
NET LOSS FROM CONTINUING OPERATIONS	(9,795)	(4,198)
DISCONTINUED OPERATIONS:
Loss from discontinued operations before income taxes	(3,081)	(1,874)
Gain on sale of discontinued operations	46,875	—
Income tax expense from discontinued operations	(3,085)	(10)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	40,709	(1,884)
CONSOLIDATED NET INCOME (LOSS)	30,914	(6,082)
PREFERRED STOCK DIVIDENDS	3,330	2,752
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$27,584	$(8,834)

Net income (loss) per share attributable to common shareholders - basic and diluted:
Continuing operations	$(0.98)	$(0.96)
Discontinued operations	$3.04	$(0.26)
Net income (loss) per share attributable to common shareholders - basic and diluted:	$2.06	$(1.22)

Weighted average common shares outstanding:
Basic	13,380	7,217
Diluted	13,380	7,217
The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	DECEMBER 31, 2022	DECEMBER 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,925	$6,121
Restricted cash	4,376	—
Accounts receivable, net of allowance for doubtful accounts of $122 and $186, respectively	8,568	12,196
Prepaid expenses	979	1,164
Other	341	409
Current assets of discontinued operations	1,066	1,751
Total current assets	26,255	21,641
PROPERTY AND EQUIPMENT:
Leasehold improvements	8,474	8,474
Broadcasting equipment	5,786	5,765
Office equipment, computer equipment, software and automobiles	1,973	2,105
Construction in progress	31	88
	16,264	16,432
Less accumulated depreciation and amortization	(15,683)	(15,256)
Total property and equipment, net	581	1,176
INTANGIBLE ASSETS:
Indefinite lived intangibles	63,266	63,266
Other intangibles	3,649	2,154
	66,915	65,420
Less accumulated amortization	(2,212)	(2,154)
Total intangible assets, net	64,703	63,266
OTHER ASSETS:
Operating lease right of use assets	5,088	7,250
Deposits and other	78	343
Total other assets	5,166	7,593
Noncurrent assets of discontinued operations	—	54,612
Total assets	$96,705	$148,288
The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – (CONTINUED)

(in thousands, except share data)	DECEMBER 31, 2022	DECEMBER 31, 2021
LIABILITIES AND RETAINED DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,880	$2,342
Current maturities of long-term debt	—	2,754
Accrued salaries and commissions	875	1,135
Deferred revenue	825	1,297
Operating lease liabilities	1,816	2,276
Other	35	1,259
Income taxes payable	3,008	—
Current liabilities of discontinued operations	659	2,920
Total current liabilities	11,098	13,983
LONG-TERM DEBT, NET OF CURRENT PORTION	5,950	97,527
OPERATING LEASE LIABILITIES, NET OF CURRENT	3,808	5,667
DEFERRED INCOME TAXES	2,483	2,147
OTHER NONCURRENT LIABILITIES	51	16
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	18,509
Total liabilities	23,390	137,849
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK, $0.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED; 260,000 AND 270,000 SHARES ISSUED AND OUTSTANDING AT DECEMBER 31, 2022 AND 2021	26,339	27,010
EQUITY (DEFICIT):
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 20,443,138 shares and 3,056,757 shares at December 31, 2022 and 2021, respectively	207	31
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 5,413,197 shares at December 31, 2022 and 2021	54	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	59,817	24,030
Accumulated deficit	(13,102)	(40,686)
Total equity (deficit)	46,976	(16,571)
Total liabilities and equity	$96,705	$148,288
The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2022, AND 2021

	Class A Common Stock		Class B Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	APIC	Retained Earnings (Deficit)	Total
BALANCE, DECEMBER 31, 2020	1,785,880	$18	5,413,197	$54	$20,772	$(31,852)	$(11,008)
Net loss	—	—	—	—	—	(6,082)	(6,082)
Sale of class A common shares	34,609	1	—	—	341	—	342
Issuance of class A to employees, officers and directors	1,236,268	12	—	—	2,917	—	2,929
Preferred stock dividends	—	—	—	—	—	(2,752)	(2,752)
BALANCE, DECEMBER 31, 2021	3,056,757	$31	5,413,197	$54	$24,030	$(40,686)	$(16,571)
Net income	—	—	—	—	—	30,914	30,914
Issuance of class A to employees, officers and directors	530,001	6	—	—	1,275	—	1,281
Conversion of convertible promissory notes	13,714,730	138	—	—	30,766	—	30,904
Conversion of preferred shares	3,328,728	34	—	—	3,966	—	4,000
Repurchase of class A common shares	(187,078)	(2)	—	—	(220)	—	(222)
Preferred stock dividends	—	—	—	—	—	(3,330)	(3,330)
BALANCE, DECEMBER 31, 2022	20,443,138	$207	5,413,197	$54	$59,817	$(13,102)	$46,976
The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2022	2021
OPERATING ACTIVITIES:
Consolidated net income (loss)	$30,914	$(6,082)
Less: (Income) loss from discontinued operations, net of tax	(40,709)	1,884
Adjustments to reconcile net loss to net cash provided by (used in) operating activities from continuing operations:
Noncash loss on debt extinguishment	1,180	81
Depreciation and amortization	666	688
Amortization of deferred financing costs, including original issue discount	610	636
Noncash interest expense	1,436	3,575
Noncash lease expense	2,162	2,004
Provision for deferred income taxes	336	348
Noncash compensation	2,514	3,430
Other noncash items	60	42
Changes in assets and liabilities:
Accounts receivable	3,626	(5,445)
Prepaid expenses and other current assets	576	(523)
Accounts payable and accrued liabilities	1,062	444
Deferred revenue	(472)	602
Operating lease liabilities	(2,319)	(2,720)
Other liabilities	678	421
Net cash provided by (used in) continuing operating activities	2,320	(615)
Net cash provided by discontinued operating activities	(122)	3,555
Net cash provided by operating activities	2,198	2,940
INVESTING ACTIVITIES:
Purchases of property and equipment	(76)	(366)
Purchases of internally-created software	(1,293)	—
Proceeds from sale of discontinued operations	78,982	—
Net cash provided by (used in) continuing investing activities	77,613	(366)
Net cash used in discontinued investing activities	(422)	(891)
Net cash provided by (used in) investing activities	77,191	(1,257)
FINANCING ACTIVITIES:
Payments on long-term debt	(68,573)	(3,000)
Proceeds from long-term debt	—	4,000
Proceeds of class A common stock issuances	—	342
Repurchases of class A common stock	(222)	—
Payments for debt related costs	—	(354)
Settlement of tax withholding obligations	(1,343)	(686)
Net cash (used in) provided by continuing financing activities	(70,138)	302
Net cash used in discontinued financing activities	(71)	(35)
Net cash (used in) provided by financing activities	(70,209)	267
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	9,180	1,950
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	6,121	4,171
End of period	$15,301	$6,121

Less: Cash, cash equivalents and restricted cash of discontinued operations	$—	$—
Cash, cash equivalents and restricted cash of continuing operations at end of period	$15,301	$6,121
SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$7,311	$6,308
Income taxes	—	—
The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Unless Indicated Otherwise)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
MediaCo Holding Inc. (“MediaCo” or the “Company”) is an owned and operated multi-media company formed in Indiana in 2020, focused on radio and digital advertising, premium programming and events.
Our assets consist of two radio stations, WQHT(FM) and WBLS(FM) (the “Stations”), which serve the New York City demographic market area that primarily targets Black, Hispanic, and multi-cultural consumers. We derive our revenues primarily from radio and digital advertising sales, but we also generate revenues from events, including sponsorships and ticket sales, licensing, and syndication.
On December 9, 2022, Fairway Outdoor LLC, FMG Kentucky, LLC and FMG Valdosta, LLC (collectively, “Fairway”), all of which are wholly owned direct and indirect subsidiaries of MediaCo, entered into an Asset Purchase Agreement (the “Purchase Agreement”), with The Lamar Company, L.L.C., a Louisiana limited liability company (the “Purchaser”). The transactions contemplated by the Purchase Agreement closed as of the date of the Purchase Agreement. The purchase price was $78.6 million, subject to certain customary adjustments, paid at closing in cash. The sale resulted in a pre-tax gain of $46.9 million in the fourth quarter of 2022.
We have classified the related assets and liabilities associated with our Fairway business as discontinued operations in our consolidated balance sheets and the results of our Fairway business have been presented as discontinued operations in our consolidated statements of income for all periods presented through December 9, 2022 as the sale represented a strategic shift in our business that had a major effect on our operations and financial results. Unless otherwise noted, discussion in the notes to consolidated financial statements refers to the Company's continuing operations. See Note 2 — Discontinued Operations for additional information.
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
Allowance for Doubtful Accounts
An allowance for doubtful accounts is recorded based on management’s judgment of the collectability of receivables. When assessing the collectability of receivables, management considers, among other things, historical loss experience and existing economic conditions. Amounts are written off after all normal collection efforts have been exhausted. The activity in the allowance for doubtful accounts for the years ended December 31, 2022, and 2021, was as follows:

	Balance At Beginning Of Period	Provision	Write-Offs	Balance At End Of Period
Year ended December 31, 2021	$217	42	(73)	$186
Year ended December 31, 2022	$186	2	(66)	$122
Cash and Cash Equivalents
MediaCo considers time deposits, money market fund shares and all highly liquid debt investment instruments with original maturities of three months or less to be cash equivalents. At times, such deposits may be in excess of FDIC insurance limits. Restricted cash at December 31, 2022 represents $2.5 million held in escrow related to the Company's disposition of the Fairway business and $1.8 million held as collateral for a letter of credit entered into in connection with the lease in New York City for our radio operations and corporate offices.
Property and Equipment
Property and equipment are recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets, which are 30 to 39 years for buildings, the shorter of economic life or expected lease term for leasehold improvements, five to seven years for broadcasting equipment, five years for automobiles, office equipment and computer equipment, and three to five years for software. Maintenance, repairs and minor renewals are expensed as incurred; improvements are capitalized. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations. See below for more discussion of impairment policies related to our property and equipment. Depreciation expense for the years ended December 31, 2022, and 2021, was $0.6 million and $0.5 million, respectively.
Intangible Assets
Indefinite-lived Intangibles
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” radio broadcasting licenses are not amortized, but are tested at least annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. See Note 10 — Intangible Assets, for more discussion of our annual impairment tests performed during the years ended December 31, 2022, and 2021.
Definite-lived Intangibles
The Company’s definite-lived intangible assets consist of software developed internally and programming agreements related to our radio business. These are amortized over the period of time the intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.
Advertising Costs
Advertising costs are expensed when incurred. Advertising expenses were $0.6 million and $0.2 million for the years ended December 31, 2022, and 2021, respectively.

Deferred Revenue and Barter Transactions
Deferred revenue includes deferred barter and other transactions in which payments are received prior to the performance of services (e.g., cash-in-advance advertising). Barter transactions are recorded at the estimated fair value of the product or service received. Revenue from barter transactions is recognized when commercials are broadcast. The appropriate expense or asset is recognized when merchandise or services are used or received. Barter revenues were $0.8 million for the years ended December 31, 2022, and 2021. Barter expenses were $0.8 million for the years ended December 31, 2022, and 2021.
Earnings Per Share
Our basic and diluted net loss per share is computed using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses. Shares of Series A preferred stock include rights to participate in dividends and distributions to common stockholders on an if-converted basis, and accordingly are considered participating securities. During periods of undistributed losses however, no effect is given to our participating securities since they are not contractually obligated to share in the losses. We have elected to determine the earnings allocation based on income (loss) from continuing operations. As there is a loss from continuing operations, all potentially dilutive items were anti-dilutive and thus basic and diluted weighted-average shares are the same.
The following is a reconciliation of basic and diluted net loss per share attributable to Class A and Class B common shareholders:

	Year Ended December 31,
	2022	2021
Numerator:
Loss from continuing operations	$(9,795)	$(4,198)
Less: Preferred stock dividends	(3,330)	(2,752)
Loss from continuing operations available to common shareholders	(13,125)	(6,950)
Income (loss) from discontinued operations, net of income taxes	40,709	(1,884)
Net income (loss) available to common shareholders	27,584	(8,834)

Denominator:
Weighted-average shares of common stock outstanding — basic and diluted	13,380	7,217

Earnings per share of common stock attributable to common shareholders:
Net income (loss) per share attributable to common shareholders - basic and diluted:
Continuing operations	$(0.98)	$(0.96)
Discontinued operations	3.04	(0.26)
Net income (loss) per share attributable to common shareholders - basic and diluted:	$2.06	$(1.22)
The following convertible equity shares and restricted stock awards were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

	Year Ended December 31,
(in thousands)	2022	2021
Convertible Emmis promissory note	1,400	2,269
Convertible Standard General promissory notes	3,088	8,725
Series A convertible preferred stock	6,105	9,845
Restricted stock awards	331	515
Total	10,924	21,354

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
Definite-Lived Long-Lived Tangible Assets
The Company periodically considers whether indicators of impairment of definite-lived long-lived tangible assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals and other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the asset’s carrying value is greater than the fair value. The fair value of the asset then becomes the asset’s new carrying value, which the Company depreciates or amortizes over the remaining estimated useful life of the asset.
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
Recent Accounting Pronouncements Not Yet Implemented
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses, which introduces new guidance for an approach based on using expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities and net investments in leases as well as reinsurance and trade receivables. This standard will be effective for us as of January 1, 2023. We do not expect the adoption of the new standard to have a significant impact on our consolidated financial statements.
2. DISCONTINUED OPERATIONS
On December 9, 2022, Fairway entered into the Purchase Agreement with the Purchaser. The transactions contemplated by the Purchase Agreement closed as of the date of the Purchase Agreement. The purchase price was $78.6 million, subject to certain customary adjustments, paid at closing in cash. The sale resulted in a pre-tax gain of $46.9 million in the fourth quarter of 2022.
In accordance with ASC 205-20-S99-3, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations where the debt is not directly attributed to the Fairway business. Interest expense was allocated based on a ratio of net assets discontinued to the sum of consolidated net assets plus consolidated debt.
In addition, upon closing we entered into a transition service agreement with the Purchaser to support the operations after the divestiture for immaterial fees. This agreement commenced with the close of the transaction and was terminated at the end of the initial term in February 2023.

The financial results of Fairway are presented as income from discontinued operations on our consolidated statements of income through December 9, 2022, when the sale was completed. The following table presents the financial results of Fairway:

	Year ended December 31,
	2022(a)	2021
Net revenues	$13,484	$13,766
OPERATING EXPENSES
Operating expenses excluding depreciation and amortization expense	10,368	9,057
Depreciation and amortization	3,035	3,237
Loss (gain) on disposal of assets	68	(47)
Total operating expenses	13,471	12,247
Income from operations of discontinued operations	13	1,519
Interest and other, net	(3,094)	(3,393)
Loss from discontinued operations before income taxes and gain on sale	(3,081)	(1,874)
Pre-tax gain on sale	46,875	—
Income (loss) from discontinued operations, before income taxes	43,794	(1,874)
Income tax provision	(3,085)	(10)
Income (loss) from discontinued operations, net of income taxes	$40,709	$(1,884)
(a)    Includes Fairway financial results through the transaction close on December 9, 2022 and the related gain on sale.
The following table presents the aggregate carrying amounts of assets and liabilities of discontinued operations for Fairway in the consolidated balance sheets:

	December 31, 2022	December 31, 2021
Assets:
Accounts receivable, net	1,026	1,560
Prepaid expenses	—	74
Other	40	117
Total current assets of discontinued operations	1,066	1,751
Property and equipment, net	—	25,358
Goodwill	—	13,102
Other intangible assets, net	—	1,661
Operating lease right of use assets	—	14,413
Deferred tax assets	—	78
Total noncurrent assets of discontinued operations	—	54,612
Total assets of discontinued operations	1,066	56,363
Liabilities:
Accounts payable and accrued expenses	659	368
Accrued salaries and commissions	—	149
Deferred revenue	—	725
Operating lease liabilities	—	1,526
Other current liabilities	—	152
Total current liabilities of discontinued operations	659	2,920
Operating lease liabilities, net of current	—	11,242
Asset retirement obligations	—	7,267
Total noncurrent liabilities of discontinued operations	—	18,509
Total liabilities of discontinued operations	659	21,429

3. COMMON STOCK
MediaCo has authorized Class A common stock, Class B common stock, and Class C common stock. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. All Class B common stock outstanding is owned by SG Broadcasting. At December 31, 2022 and December 31, 2021, no shares of Class C common stock were issued or outstanding.
On December 16, 2022, our Board approved a stock repurchase plan (the “Repurchase Plan”), to repurchase from time to time, in the open market or through privately negotiated transactions, shares, up to $2.0 million in the aggregate of shares of our Class A common stock. The timing of purchases and the exact number of shares to be purchased depends on market conditions. The Repurchase Plan does not include specific price targets or timetables and may be suspended or terminated at any time. During the fourth quarter of 2022, we repurchased under the Repurchase Plan 187,078 shares of Class A common stock for an aggregate of $0.2 million. Subsequent to December 31, 2022 through March 17, 2023 we repurchased under the Repurchase Plan an additional 382,137 shares of Class A common stock for an aggregate of $0.6 million.
On August 20, 2021, MediaCo Holding Inc. entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc.(“B. Riley”), pursuant to which the Company may offer and sell, from time to time through or to B. Riley, as agent or principal, shares of the Company’s Class A Common Stock, $0.01 par value per share, having an aggregate offering price of up to $12.5 million. During the year ended December 31, 2021, Class A stock totaling $0.3 million was sold under the agreement. During the year ended December 31, 2022, no stock was sold under this agreement.
4. CONVERTIBLE PREFERRED STOCK
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
MediaCo Series A Preferred Shares rank senior in preference to the MediaCo Class A common stock, MediaCo Class B common stock, and the MediaCo Class C common stock. Pursuant to the Articles of Amendment, the ability of the Company to make distributions with respect to, or make a liquidation payment on, any other class of capital stock in the Company designated to be junior to, or on parity with, the MediaCo Series A Preferred Shares, will be subject to certain restrictions, including that (i) the MediaCo Series A Preferred Shares shall be entitled to receive the amount of dividends per share that would be payable on the number of whole common shares of the Company into which each share of MediaCo Series A Preferred Share could be converted, and (ii) the MediaCo Series A Preferred Shares, upon any liquidation, dissolution or winding up of the Company, shall be entitled to a preference on the assets of the Company. Issued and outstanding shares of MediaCo Series A Preferred Shares shall accrue cumulative dividends, payable in kind, at an annual rate equal to the interest rate on any senior debt of the Company (see Note 7), or if no senior debt is outstanding, 6%, plus additional increases of 1% on December 12, 2020 and each anniversary thereof. On December 13, 2022, and 2021, dividends of $3.4 million and $2.7 million, respectively, were paid in kind. The payment in kind increased the accrued value of the preferred stock and 80,000 additional shares were issued as part of this payment.
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
There were 300,000 shares designated as MediaCo Series A Preferred shares available to be issued as of December 31, 2022, and 2021. On March 23, 2023, the Company filed Articles of Amendment to its Articles of Amendment of Amended & Restated Articles of Incorporation to increase the number of designated shares of MediaCo Series A Preferred Shares from 300,000 to 500,000. The additional shares will only be issued in payment of the PIK dividend payable on outstanding shares of the Convertible Preferred Stock.

On December 28, 2022, SG Broadcasting exercised its right to partially convert $4.0 million of the outstanding balance on the MediaCo Series A Preferred Shares, for 3.3 million shares of the Company's Class A common stock.
5. SHARE BASED PAYMENTS
The amounts recorded as share based compensation expense consist of restricted stock awards issued to officers and employees that have vesting periods up to three years. Awards are typically made pursuant to employment agreements. Restricted stock awards are granted out of the Company’s 2022 and 2021 Equity Compensation Plans.
We determine the fair value of restricted stock awards based on the closing price of our stock on the date of grant. We generally recognize compensation expense related to restricted stock awards on a straight-line basis over the period during which the restriction lapses. Forfeitures are recognized in the period in which they occur. The following table presents a summary of the Company’s restricted stock grants outstanding at December 31, 2022, and restricted stock activity during the year ended December 31, 2022 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	1,084	$3.77
Granted	940	3.16
Vested (restriction lapsed)	(1,138)	3.60
Forfeited	(30)	9.93
Grants outstanding, end of period	856	$3.10
Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense recognized by the Company for the years ended December 31, 2022, and 2021. The Company recognized tax benefits of $0.2 million related to stock-based compensation for the year ended December 31, 2021. Tax expense related to stock compensation for the year ended December 31, 2022 was not material.

	Year Ended December 31,
	2022	2021
Operating expenses excluding depreciation and amortization	$565	$1,216
Corporate expenses	1,950	2,214
Income from discontinued operations before income taxes	232	220
Stock-based compensation expense	$2,747	$3,650
As of December 31, 2022, there was $1.6 million of unrecognized compensation cost related to nonvested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.8 years.
6. REVENUE
The Company generates revenue from the sale of services including, but not limited to: (i) on-air commercial broadcast time, (ii) non-traditional revenues including event-related revenues and event sponsorship revenues, and (iii) digital advertising. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue. Substantially all deferred revenue is recognized within twelve months of the payment date. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Advertising revenues presented in the consolidated financial statements are reflected on a net basis, after the deduction of advertising agency fees, usually at a rate of 15% of gross revenues.
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
Digital
Digital revenue relates to revenue generated from the sale of digital marketing services (including display advertisements and video sponsorships) to advertisers on Company-owned websites and from revenue generated from content distributed across other digital platforms. Digital revenues are generally recognized as the digital advertising is delivered.
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
Disaggregation of revenue
The following table presents the Company's revenues disaggregated by revenue source:

	Year Ended December 31,
	2022		2021
Net revenues:
Radio Advertising	$25,790	66.8%	$30,012	71.9%
Nontraditional	3,973	10.3%	4,864	11.7%
Digital	4,713	12.2%	2,864	6.9%
Other	4,119	10.7%	3,987	9.5%
Total net revenues	$38,595		$41,727
7. LONG-TERM DEBT
Long-term debt was comprised of the following at December 31, 2022, and December 31, 2021:

	December 31, 2022	December 31, 2021
Senior credit facility	$—	$68,343
Notes payable to Emmis	5,950	6,154
Notes payable to SG Broadcasting	—	27,574
Less: Current maturities	—	(2,754)
Less: Unamortized original discount	—	(1,790)
Total long-term debt, net of current portion and debt discount	$5,950	$97,527
Senior secured term loan agreement
The Company had a five-year senior secured term loan agreement (the “Senior Credit Facility”) with GACP Finance Co., LLC, (“GACP”) a Delaware limited liability company, as administrative agent and collateral agent. The Senior Credit Facility bore interest at a rate equal to the London Interbank Offered Rate (“LIBOR”), plus 7.5%, with a 2.0% LIBOR floor and a 1.0% incremental interest rate paid in kind under certain circumstances (as discussed below). The Senior Credit Facility matured on November 25, 2024. Prior to subsequent amendments discussed below, the Senior Credit Facility required interest payments on the first business day of each calendar month, and quarterly payments on the principal in an amount equal to one and one quarter percent of the initial aggregate principal amount were due on the last day of each calendar quarter. At its inception, the Senior Credit Facility included covenants pertaining to, among other things, the ability to incur indebtedness, restrictions on the payment of dividends, minimum liquidity requirements, collateral maintenance, minimum Consolidated Fixed Charge Coverage Ratio of 1.10:1.00, and other customary restrictions.
Several amendments were entered into by the Company and GACP to modify, among other things, certain provisions relating to the repayment of the Term Loan (as defined in the Senior Credit Facility). On May 19, 2021, the Company entered into Amendment No. 4 to its Senior Credit Facility. Under the terms of Amendment No. 4:
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
For the period May 19, 2021 through March 31, 2022, the multiple applied to billboard cash flow was in excess of 3.5x and the advance rate applied to the Company's FCC Licenses exceeded 60% in order for the Company to achieve minimal compliance with its loan to value covenant. Therefore, the incremental annual interest rate of 1.0% applied during this period and additional interest payments of $0.2 million were paid in kind during the three-month period ended March 31, 2022, all of which was added to the principal balance outstanding. For the period from April 1, 2022 to December 9, 2022, the incremental annual interest rate of 1.0% did not apply as the principal balance outstanding was less than the minimum borrowing base.
On November 12, 2022, MediaCo entered into Amendment No. 5 to its Senior Credit Facility, which lowered the minimum liquidity requirement to $2.0 million through December 15, 2022 and $3.0 million thereafter and removed the testing requirement for the minimum consolidated fixed charge coverage ratio covenant on September 30, 2022.
On December 9, 2022, following the consummation of the transactions contemplated by the Purchase Agreement, the Company repaid in full, without penalty, all of its obligations under the Senior Credit Facility, which was terminated at that time.
Emmis Convertible Promissory Note
Our November 25, 2019 convertible promissory note payable to Emmis Communications Corporation (the “Emmis Convertible Promissory Note”) carries interest at a base rate equal to the interest on any senior credit facility, including any applicable paid in kind rate, or if no senior credit facility is outstanding, of 6.0%, plus an additional 1.0% on any payment of interest in kind and, without regard to whether the Company pays such interest in kind, an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. Because the Senior Credit Facility prohibited the Company from paying interest in cash on the Emmis Convertible Promissory Note, the Company has been accruing interest since inception using the rate applicable if the interest will be paid-in-kind. The Emmis Convertible Promissory Note is convertible, in whole or in part, into MediaCo Class A common stock at the option of Emmis and at a strike price equal to the thirty-day volume weighted average price of the MediaCo Class A common stock on the date of conversion. The Emmis Convertible Promissory Note matures on November 25, 2024.
On December 21, 2022, Emmis exercised its right to partially convert the outstanding principal and accrued but unpaid interest on the Emmis Convertible Promissory Note of $0.9 million and $0.1 million, respectively, for 0.8 million of the Company's Class A common stock.
For the year ended December 31, 2022, interest of $0.8 million was paid-in-kind and added to the principal balance outstanding which was $6.0 million at December 31, 2022.
Second Amended and Restated SG Broadcasting Promissory Note, Additional SG Broadcasting Promissory Note and May 2021 SG Broadcasting Promissory Note
The 2019/2020 SG Broadcasting Promissory Notes (as defined below), which in July 2022 were converted in full into shares of MediaCo Class A common stock, carried interest at a base rate equal to the interest on any senior credit facility, including any applicable paid in kind rate, or if no senior credit facility is outstanding, of 6.0%, and an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. The 2019/2020 SG Broadcasting Promissory Notes were set to mature on May 25, 2025. Additionally, interest under the 2019/2020 SG Broadcasting Promissory Notes was payable in kind through maturity, and convertible into MediaCo Class A common stock at the option of SG Broadcasting at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion.
On May 19, 2021, the Company issued to SG Broadcasting a subordinated convertible promissory note (the “May 2021 SG Broadcasting Promissory Note” and, collectively with the 2019/2020 SG Broadcasting Promissory Notes, the “SG Broadcasting Promissory Notes”), in return for which SG Broadcasting contributed $3.0 million to the Company to make the prepayment of Senior Credit Facility debt required under Amendment No. 4. Up to $7.0 million may be borrowed pursuant to the May 2021 SG Broadcasting Promissory Note. The May 2021 SG Broadcasting Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, including any applicable paid-in-kind rate, or if no senior credit facility is outstanding, of 6.0%, and an additional increase of 1.0% on November 25, 2021 and additional annual increases of 1.0% following each successive anniversary thereafter. The May 2021 SG Broadcasting Promissory Note matures on May 25, 2025 and interest is payable in-kind through maturity. Subject to prior shareholder approval of the issuance of the shares, which was obtained on June 28, 2022, the May 2021 SG Broadcasting Promissory Note is convertible into MediaCo Class A common stock at the option of SG Broadcasting at a strike price equal to the thirty-day volume weighted average price of the MediaCo Class A common stock on the date of conversion.
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
On July 28, 2022, SG Broadcasting exercised its right to convert the outstanding principal and accrued but unpaid interest on the SG Broadcasting Promissory Notes of $28.0 million and $1.9 million, respectively, for 12.9 million of the Company's Class A common stock. The 2019/2020 SG Broadcasting Promissory Notes were terminated at that time, while the May 2021 SG Broadcasting Promissory Note remains outstanding, but with no amounts outstanding as of December 31, 2022.
Based on amounts outstanding at December 31, 2022, mandatory principal payments of long-term debt are $6.0 million in 2024 (all under the Emmis Convertible Promissory Note) and none thereafter.
8. FAIR VALUE MEASUREMENTS
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

Recurring Fair Value Measurements
The Company has no financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022 or 2021.
Non-Recurring Fair Value Measurements
The Company has certain assets that are measured at fair value on a non-recurring basis including those described in Note 10 —Intangible Assets, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 10 for more discussion).
Fair Value of Other Financial Instruments
Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The estimated fair value of financial instruments is determined using the best available market information and appropriate valuation methodologies. Considerable judgment is necessary, however, in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange, or the value that ultimately will be realized upon maturity or disposition. The use of different market assumptions may have a material effect on the estimated fair value amounts. The following methods and assumptions were used to estimate the fair value of financial instruments:
•Cash and cash equivalents: The carrying amount of these assets approximates fair value because of the short maturity of these instruments.
•Other long-term debt: The Emmis Convertible Promissory Note is not actively traded and is considered a Level 3 instrument. The Company believes the current carrying value of this debt approximates its fair value.
9. LEASES
We determine if an arrangement is a lease at inception. We have operating leases for office space and tower space, expiring at various dates through August 2039. Some leases have options to extend and some have options to terminate. Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities in our consolidated balance sheets.
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
Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. Variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time, are expensed in the period in which the obligation for these payments was incurred. None of our leases contain variable lease payments.
We elected not to apply the recognition requirements of ASC 842, “Leases”, to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, we recognized lease payments in the consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense for the years ended December 31, 2022, and 2021, was not material.

The impact of operating leases to our consolidated financial statements was as follows:

	Year Ended December 31,
	2022	2021
Lease Cost
Operating lease cost	$2,550	$2,548
Other Information
Operating cash flows from operating leases	2,996	3,001
Weighted average remaining lease term - operating leases (in years)	7.0	6.5
Weighted average discount rate - operating leases	5.9%	5.7%
As of December 31, 2022, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ended December 31,
2023	$2,058
2024	575
2025	580
2026	584
2027	588
After 2027	2,532
Total lease payments	6,917
Less: imputed interest	(1,293)
Total recorded lease liabilities	$5,624
On November 18, 2022, the Company entered into a lease agreement in New York City for our radio operations and corporate offices. The lease commencement date was not until February 1, 2023 and as such, was not included in our consolidated balance sheets as of December 31, 2022. The noncancellable lease term extends through August 2039 and resulted in a right of use asset of $12.7 million and an operating lease liability of $12.7 million when recorded at lease commencement.
10. INTANGIBLE ASSETS
As of December 31, 2022 and 2021, intangible assets, net consisted of the following:

	December 31, 2022	December 31, 2021
Indefinite-lived intangible assets:
FCC Licenses	$63,266	$63,266
Definite-lived intangible assets:
Software	1,437	—
Total	$64,703	$63,266
In accordance with ASC Topic 350, Intangibles—Goodwill and Other, the Company reviews intangible assets at least annually for impairment. In connection with any such review, if the recorded value of intangible assets is greater than its fair value, they are written down and charged to results of operations. Our FCC licenses were successfully renewed in 2022 through June 2030. FCC licenses are renewed every eight years at a nominal cost, and historically both of our FCC licenses have been renewed at the end of their respective eight-year periods. Since we expect that both of our FCC licenses will continue to be renewed in the future, we believe they have indefinite lives. Given that our radio stations operate in the same geographic market they are considered a single unit of accounting.
Impairment Testing
The Company generally performs its annual impairment review of indefinite-lived intangibles as of October 1 each year. At the time of each impairment review, if the fair value of the indefinite-lived intangible is less than its carrying value, a charge is recorded to results of operations. When indicators of impairment are present, the Company will perform an interim impairment test. We will perform additional interim impairment assessments whenever triggering events suggest such testing for the recoverability of these assets is warranted. During the years ended December 31, 2022, and 2021, the Company did not record any impairment losses.
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

	October 1, 2022	October 1, 2021
Discount Rate	12.7%	12.1%
Long-term Revenue Growth Rate	0.6%	1.3%
Mature Market Share	9.8%	9.2%
Operating Profit Margin	23.5-29.0%	24.2-29.0%
As of both December 31, 2022 and 2021, the carrying amount of the Company’s FCC licenses was $63.3 million.
Definite-lived Intangibles
The following table presents the weighted-average remaining useful life at December 31, 2022 and gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at December 31, 2022 and 2021:

		December 31, 2022			December 31, 2021
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software	5.5	$1,495	$58	$1,437	$—	$—	$—
The software was developed internally by our radio operations and represents our updated websites and mobile applications, which offer increased functionality and opportunities to grow and interact with our audience. They cost $1.5 million to develop and useful lives of five years and seven years were assigned to the application and website, respectively.
Total amortization expense from definite-lived intangibles for the years ended December 31, 2022, and 2021, was $0.1 million and $0.2 million, related to an intangible asset that was fully amortized as of December 31, 2021, respectively. The Company estimates amortization expense each of the next five years as follows:

Year ended December 31,	Amortization Expense
2023	$270
2024	270
2025	270
2026	270
2027	227
After 2027	130
Total	$1,437
11. OTHER COMMITMENTS AND CONTINGENCIES
Commitments
In addition to the lease payments described in Note 9, the Company has various commitments under contracts that include purchase obligations, employment agreements and leases commencing in 2023 with annual commitments at December 31, 2022 as follows:

Year ended December 31,	Total Payments
2023	$1,064
2024	1,600
2025	1,560
2026	1,865
2027	1,891
Thereafter	26,383
Total	$34,363
Litigation
From time to time, our stations are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.
On April 1, 2022, the Company received a deficiency letter (the “Nasdaq Letter”) from the Nasdaq Listing Qualifications Department, notifying the Company that the Company is not in compliance with Nasdaq Listing Rule 5550(b)(3), which requires the Company to maintain net income from continuing operations of $0.5 million in the most recently completed fiscal year, or in two of the three most recently completed fiscal years (the “Minimum Net Income Requirement”), nor is it in compliance with either of the alternative listing standards, market value of listed securities or stockholders’ equity. The Company’s failure to comply with the Minimum Net Income Requirement was based on the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2021, reporting net loss from continuing operations of $6.1 million.
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
On November 15, 2022, the Company received a second deficiency letter (the “Second Nasdaq Letter”) from the staff of the Nasdaq Listing Qualifications Department (the “Staff”) stating that because the Company had reported stockholders’ equity of $2.0 million in its Quarterly Report on Form 10-Q for the period ended September 30, 2022, the Company no longer complies with Nasdaq Listing Rule 5550(b)(1), which requires a minimum $2.5 million stockholders’

equity and thus the Company's Class A common stock (listed on The Nasdaq Capital Market) would be subject to delisting unless the Company requests a hearing before a Nasdaq Hearings Panel (the “Panel”) on or before November 22, 2022.
Pursuant to the Nasdaq Letter, the Company promptly requested a hearing before the Panel, with the intention of presenting a plan to regain compliance with the Rule.
On December 14, 2022, the Company received a letter (the “Third Nasdaq Letter”) from the Nasdaq Office of General Counsel stating that it had been informed the Staff that the Company’s stockholders’ equity deficiency had been cured, and that the Company is now in compliance with all applicable listing standards. Consequently, the Third Nasdaq Letter informed the Company that the scheduled hearing to appeal the delisting proceedings had been cancelled, and the Company’s stock will continue to be listed on The Nasdaq Stock Market.
12. INCOME TAXES
The provision for income taxes for continuing operations for the years ended December 31, 2022, and 2021, consisted of the following:

	Year Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	90	91
State	246	257
Total deferred	336	348
Provision for income taxes	$336	$348
The provision for income taxes for continuing operations for the years ended December 31, 2022, and 2021, differs from that computed at the Federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate	21%	21%
Computed income tax provision at federal statutory rate	$(1,986)	$(809)
State income tax	(652)	(198)
State tax rate change	(278)	—
Equity based compensation	32	(205)
Valuation allowance	3,188	1,544
Other	32	16
Provision for income taxes	$336	$348
The final determination of our income tax liability may be materially different from our income tax provision. Significant judgment is required in determining our provision for income taxes. Our calculation of the provision for income taxes is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. In addition, our income tax returns are subject to periodic examination by the Internal Revenue Service and other taxing authorities. As of December 31, 2022, the Company had no open income tax examinations.

The components of deferred tax assets and deferred tax liabilities at December 31, 2022, and 2021, were as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Intangible assets	$12,197	$13,622
Lease liability	1,749	6,230
Interest deduction carryforward	5,915	4,311
Stock compensation	340	726
Net operating losses	450	8,674
Property and equipment	812	—
Other	112	412
Valuation allowance	(14,718)	(21,000)
Total deferred tax assets	6,857	12,975
Deferred tax liabilities
Indefinite-lived intangible assets	(7,763)	(7,056)
Right of use asset	(1,577)	(6,477)
Property and equipment	—	(1,511)
Total deferred tax liabilities	(9,340)	(15,044)
Net deferred tax liabilities	$(2,483)	$(2,069)
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset (“DTA”) will not be realized. The Company has considered future taxable income and ongoing prudent and feasible tax-planning strategies in assessing the need for the valuation allowance. As of December 31, 2022, and 2021, the Company recorded a valuation allowance against its deferred tax assets, because the Company's management determined that it was more likely than not that certain assets would not be fully realized, as a result of a sharp deterioration of business activity related to the COVID-19 pandemic.
The Company records certain deferred tax liabilities (“DTLs”) related to indefinite lived intangibles that are not expected to reverse during the carry-forward period. These DTLs can be considered a source of future taxable income to support realization of net operating losses (“NOLs”) that do not expire and DTAs that upon reversal would give rise to NOLs that do not expire. With this consideration, the total valuation allowance recorded at December 31, 2022, and 2021, was $14.7 million and $21.0 million, respectively, resulting in a net $2.5 million and $2.1 million DTL, respectively.
As of December 31, 2022, the Company has no federal net operating losses (“NOLs”) and state NOLs of $6.8 million available to offset future taxable income. Certain state NOL carryforwards begin expiring in the year ending December 2040.
Accounting Standards Codification paragraph 740-10 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of December 31, 2022, the Company has no uncertain tax positions.
13. RELATED PARTY TRANSACTIONS
Transaction Agreement with Emmis and SG Broadcasting
On June 28, 2019, MediaCo entered into a Contribution and Distribution Agreement with Emmis and SG Broadcasting, pursuant to which (i) Emmis contributed the assets of its radio stations WQHT(FM) and WBLS(FM), in exchange for $91.5 million in cash, a $5.0 million note and 23.72% of the common stock of MediaCo, (ii) Standard General purchased 76.28% of the common stock of MediaCo, and (iii) the common stock of MediaCo received by Emmis was distributed pro rata in a taxable dividend to Emmis’ shareholders on January 17, 2020. The common stock of MediaCo acquired by Standard General is entitled to ten votes per share and the common stock acquired by Emmis and distributed to Emmis’ shareholders is entitled to one vote per share.

The sale closed on November 25, 2019, at which time MediaCo and Emmis also entered into a management agreement (the “Management Agreement”), an employee leasing agreement (the “Employee Leasing Agreement”) and certain other ancillary agreements. The Management Agreement with Emmis Operating Company was for an initial term of two years (cancellable by MediaCo after 18 months) under which Emmis provided various services to us, including accounting, human resources, information technology, legal, public reporting and tax. The Management Agreement was terminated in November 2021 at the expiration of the initial term. We paid Emmis an annual fee of $1.3 million in equal monthly installments for these services, plus reimbursement of certain expenses directly related to our operations. For the years ended December 31, 2021, MediaCo recorded $1.1 million of management fee expense which is included in corporate expenses in the accompanying consolidated statements of operations. The Employee Leasing Agreement was terminated in January 2021 at the expiration of the initial term.
Convertible Promissory Notes
As a result of the transaction described above, on November 25, 2019, we issued convertible promissory notes to both Emmis (the Emmis Convertible Promissory Note) and SG Broadcasting (the “November 2019 SG Broadcasting Promissory Note”) in the amounts of $5.0 million and $6.3 million, respectively. On February 28, 2020, the Company and SG Broadcasting amended and restated the November 2019 SG Broadcasting Promissory Note such that the maximum aggregate principal amount issuable under the note was increased from $6.3 million to $10.3 million. Also on February 28, 2020, SG Broadcasting loaned an additional $2.0 million to the Company pursuant to the amended note for working capital purposes.
On March 27, 2020, the Company and SG Broadcasting further amended and restated the November 2019 SG Broadcasting Promissory Note (as so amended and restated, the “Second Amended and Restated SG Broadcasting Promissory Note”) such that the maximum aggregate principal amount issuable under the note was increased from $10.3 million to $20.0 million. On March 27, 2020, SG Broadcasting loaned an additional $3.0 million to the Company pursuant to the Second Amended and Restated SG Promissory Note for working capital purposes.
On August 28, 2020, SG Broadcasting loaned an additional $8.7 million to the Company pursuant to the Second Amended and Restated SG Promissory Note for working capital purposes, bringing the total principal amount outstanding to $20.0 million.
On September 30, 2020, SG Broadcasting loaned an additional $0.3 million to the Company pursuant to an additional promissory note (the “Additional SG Broadcasting Promissory Note” and, together with the Second Amended and Restated SG Broadcasting Promissory Note, the “2019/2020 SG Broadcasting Promissory Notes”) for working capital purposes.
On November 25, 2020, annual interest of $0.5 million and $1.1 million was paid in kind and added to the principal balances of the Emmis Convertible Promissory Note and the 2019/2020 SG Broadcasting Promissory Notes, respectively.
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
On September 30, 2021, annual interest of $25 thousand on the 2019/2020 SG Broadcasting Promissory Notes was paid in kind and added to the principal balance outstanding.
On November 25, 2021, annual interest of $0.6 million and $2.2 million was paid in kind and added to the principal balances of the Emmis Convertible Promissory Note and the SG Broadcasting Promissory Notes, respectively.
On May 19, 2022, annual interest of $0.4 million was paid in kind and added to the principal balance of the SG Broadcasting Promissory Notes.
On July 28, 2022, SG Broadcasting exercised its right under the SG Broadcasting Promissory Notes to fully convert the outstanding principal and accrued but unpaid interest into the Company's Class A common stock, and the 2019/2020 SG Broadcasting Promissory Notes were terminated at that time, while the May 2021 SG Broadcasting Promissory Note remains outstanding, but with no amounts outstanding as of December 31, 2022. See Note 7 and Note 11.
On August 19, 2022, Emmis exercised its right under the Emmis Convertible Promissory Note to convert $30 thousand of the outstanding principal for 11 thousand shares of the Company's Class A common stock.

On November 25, 2022, annual interest of $0.8 million was paid in kind and added to the principal balance of the Emmis Convertible Promissory Note.
On December 21, 2022, Emmis exercised its right under the Emmis Convertible Promissory Note to convert $0.9 million of the outstanding principal and $0.1 million of accrued but unpaid interest for 0.8 million shares of the Company's Class A common stock.
Consequently, the principal amount outstanding as of December 31, 2022 under the Emmis Convertible Promissory Note was $6.0 million.
The Company recognized interest expense of $0.8 million and $0.6 million related to the Emmis Convertible Promissory Note for the years ended December 31, 2022, and 2021, respectively. The Company recognized interest expense of $1.8 million and $2.5 million related to the SG Broadcasting Promissory Notes for the years ended December 31, 2022, and 2021, respectively.
The terms of these notes are described in Note 7.
Convertible Preferred Stock
On December 13, 2019, in connection with the purchase of Fairway, the Company issued to SG Broadcasting 220,000 shares of MediaCo Series A Convertible Preferred Stock.
Dividends on Series A Convertible Preferred Stock held by SG Broadcasting were $3.3 million and $2.8 million for the years ended December 31, 2022, and 2021. On December 13, 2022, and 2021, $3.4 million and $2.7 million, respectively, of dividends were paid in kind. These payments in kind increased the accrued value of the preferred stock and 80,000 additional shares were issued as part of this payment. As of December 31, 2022, and 2021, unpaid cumulative dividends were $0.1 million and $0.2 million, respectively, and included in the balance of preferred stock in the accompanying consolidated balance sheets. See Note 4 for a description of the Preferred Stock.
On December 28, 2022, SG Broadcasting exercised its right to partially convert $4.0 million of the outstanding balance on the MediaCo Series A Preferred Shares, for 3.3 million shares of the Company's Class A common stock.
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
Management Agreement for Billboards LLC
On August 11, 2020, the board of directors of the Company unanimously authorized the entry into a certain Management Agreement (the “Billboard Agreement”) between Fairway Outdoor LLC (a subsidiary of the Company, “Fairway”) and Billboards LLC (an affiliate of Standard General, “Billboards”). Under the Billboard Agreement, Fairway will manage the billboard business of Billboards in exchange for payments of $25,000 per quarter and reimbursement of all out-of-pocket expenses incurred by Fairway in the performance of its duties under the Billboard Agreement. The Billboard Agreement has an effective date of August 1, 2020, has a term of three years, and has customary provisions on limitation of liability and indemnification. $0.1 million of income was recognized in the year ended December 31, 2022 in relation to the Billboard Agreement, none of which was outstanding as of December 31, 2022. Additionally, Fairway incurred $0.2 million of out-of-pocket expenses for the period, substantially all of which has been reimbursed as of December 31, 2022. On December 9, 2022, in connection with the sale of the assets held by Fairway, the Billboard Agreement was terminated pursuant to mutual agreement between Fairway and Billboards.
14. SUBSEQUENT EVENTS
MediaCo is in ongoing negotiations with the SAG-AFTRA union for the WBLS (FM) station. Currently, a term sheet has been agreed upon and we expect a definitive agreement to be signed in the second quarter.

In March 2023, a one-time bonus award of $0.4 million was approved and granted to select employees. These awards are to be paid partially in cash and partially in restricted stock awards, which vest immediately upon grant in March 2023.
There were no other subsequent events other than those discussed in Note 3, Note 4 and Note 9.

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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of December 31, 2022, our Disclosure Controls are effective to ensure that information relating to MediaCo Holding Inc. and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
(1)Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(2)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of MediaCo Holding Inc. are being made only in accordance with authorizations of management and directors of the Company; and
(3)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of MediaCo Holding Inc.’s assets that could have a material effect on the financial statements.
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2022, based on the control criteria established in a report entitled Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that its internal control over financial reporting is effective as of December 31, 2022.

ITEM 9B. OTHER INFORMATION
On March 30, 2023, as a one-time bonus, the Compensation Committee of our Board of Directors made awards under our 2021 Equity Compensation Plan of vested shares of our Class A common stock to Ann C. Beemish, our Executive Vice President, Chief Financial Officer and Treasurer (129,888 shares) and Bradford A. Tobin, our President, Chief Operating Officer, and General Counsel (86,125 shares). The Compensation Committee also awarded Ms. Beemish a cash bonus of $150,000.
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
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2021 and 2020 Equity Compensation Plans as of December 31, 2022. Our shareholders have approved these plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Class A common stock
Equity Compensation Plans
Approved by Security Holders	855,782	$3.10	1,137,750
Equity Compensation Plans
Not Approved by Security Holders	—	—	—
Total	855,782	$3.10	1,137,750
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
Exhibits
The following exhibits are filed or incorporated by reference as a part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1+	Asset Purchase Agreement, dated as of December 9, 2022, by and among Fairway Outdoor LLC, FMG Kentucky, LLC and FMG Valdosta, LLC and The Lamar Company, L.L.C., a Louisiana limited liability company.Amended and Restated Articles of Incorporation of MediaCo Holding Inc., as amended.		8-K		2.1	12/12/2022
3.1	Amended and Restated Articles of Incorporation of MediaCo Holding Inc., as amended.		10-KT	12/31/2019	3.1	3/27/2020
3.2	Amended and Restated Code of Bylaws of MediaCo Holding Inc.		10-K	12/31/2021	3.2	3/24/2022
4.1	Description of Capital Stock		10-KT	12/31/2019	4.1	3/27/2020
10.1†	Employment Agreement, effective as of July 1, 2021, by and between MediaCo Holding Inc. and Rahsan-Rahsan Lindsay		10-Q	9/30/2021	10.1	11/12/2021
10.2†	Employment Agreement between MediaCo Holding Inc. and Ann Beemish, dated February 9, 2022		8-K		99.1	2/11/2022
10.3†	Employment Agreement between MediaCo Holding Inc. and Brad Tobin, dated February 9, 2022		8-K		99.2	2/11/2022
10.4†	MediaCo Holding Inc. 2021 Equity Compensation Plan		Definitive Proxy		Ex. A	4/2/2021
10.5	Promissory Note, dated as of November 25, 2019, by MediaCo Holding Inc. in favor of Emmis Communications Corporation		8-K		10.8	11/27/2019
10.6	Unsecured Convertible Promissory Note, dated as of May 19, 2021, by MediaCo Holding Inc. in favor of SG Broadcasting LLC.		8-K		10.2	5/21/2021
10.7†	Form of Restricted Stock Agreement under 2020 Equity Compensation Plan.		10-Q	6/30/2020	10.2	8/14/2020
10.8	Amendment No. 1 to Unsecured Convertible Promissory Note, dated as of March 18, 2022, by and between MediaCo Holding Inc., and SG Broadcasting LLC.		10-K	12/31/2021	10.12	3/24/2022
21	Subsidiaries of MediaCo Holding Inc.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
23	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
+    The Registrant will furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
†    Constitutes a management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

Signatures.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACO HOLDING INC.

Date: March 31, 2023	By:	/s/ Rahsan-Rahsan Lindsay
Rahsan-Rahsan Lindsay
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE

Date: March 31, 2023	/s/ Rahsan-Rahsan Lindsay	Chief Executive Officer and Director
	Rahsan-Rahsan Lindsay	(Principal Executive Officer)

Date: March 31, 2023	/s/ Ann C. Beemish	Executive Vice President, Chief Financial Officer and Treasurer
	Ann C. Beemish	(Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2023	/s/ Patrick M. Walsh	Director
Patrick M. Walsh

Date: March 31, 2023	/s/ J. Scott Enright	Director
J. Scott Enright

Date: March 31, 2023	/s/ Andrew Glaze	Director
Andrew Glaze

Date: March 31, 2023	/s/ Robert L. Greene	Director
Robert L. Greene

Date: March 31, 2023	/s/ Mary Beth McAdaragh	Director
Mary Beth McAdaragh

Date: March 31, 2023	/s/ Deborah McDermott	Director
Deborah McDermott

Date: March 31, 2023	/s/ Jeffrey H. Smulyan	Director
Jeffrey H. Smulyan