Form 10-Q
period 2023-03-31
Mediaco Holding Inc.
filed 2023-05-11
CIK 1784254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No   ☒
The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of May 4, 2023, was:

20,470,539	Shares of Class A Common Stock, $.01 Par Value
5,413,197	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
NET REVENUES	$7,335	$8,113
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	7,237	6,623
Corporate expenses	1,884	2,487
Depreciation and amortization	159	115
Gain on disposal of assets	(39)	—
Total operating expenses	9,241	9,225
OPERATING LOSS	(1,906)	(1,112)
OTHER INCOME (EXPENSE):
Interest expense, net	(103)	(2,077)
Other income	129	—
Total other income (expense)	26	(2,077)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,880)	(3,189)
PROVISION FOR INCOME TAXES	75	73
NET LOSS FROM CONTINUING OPERATIONS	(1,955)	(3,262)
DISCONTINUED OPERATIONS:
Loss from discontinued operations before income taxes	(152)	(1,041)
Income tax benefit from discontinued operations	—	10
NET LOSS FROM DISCONTINUED OPERATIONS	(152)	(1,031)
CONSOLIDATED NET LOSS	(2,107)	(4,293)
PREFERRED STOCK DIVIDENDS	590	838
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,697)	$(5,131)

Net loss per share attributable to common shareholders - basic and diluted:
Continuing operations	$(0.10)	$(0.54)
Discontinued operations	$(0.01)	$(0.14)
Net loss per share attributable to common shareholders - basic and diluted:	$(0.11)	$(0.68)

Weighted average common shares outstanding:
Basic	24,718	7,558
Diluted	24,718	7,558
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
(in thousands, except share data)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,605	$10,925
Restricted cash	4,407	4,376
Accounts receivable, net of allowance for credit losses of $102 and $122, respectively	7,186	8,568
Prepaid expenses	1,378	979
Other current assets	375	341
Current assets of discontinued operations	199	1,066
Total current assets	24,150	26,255
PROPERTY AND EQUIPMENT, NET	727	581
INTANGIBLE ASSETS, NET	64,635	64,703
OTHER ASSETS:
Operating lease right of use assets	14,828	5,088
Deposits and other	145	78
Total other assets	14,973	5,166
Total assets	$104,485	$96,705
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,721	$3,880
Accrued salaries and commissions	1,054	875
Deferred revenue	1,208	825
Operating lease liabilities	1,423	1,816
Income taxes payable	3,008	3,008
Other current liabilities	162	35
Current liabilities of discontinued operations	66	659
Total current liabilities	10,642	11,098
LONG TERM DEBT, NET OF CURRENT	5,950	5,950
OPERATING LEASE LIABILITIES, NET OF CURRENT	14,194	3,808
DEFERRED INCOME TAXES	2,558	2,483
OTHER NONCURRENT LIABILITIES	135	51
Total liabilities	33,479	23,390
COMMITMENTS AND CONTINGENCIES
SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK, $0.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED; 260,000 SHARES ISSUED AND OUTSTANDING	26,929	26,339
EQUITY:
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 20,611,873 shares and 20,443,138 shares at March 31, 2023, and December 31, 2022, respectively	207	207
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 5,413,197 shares at March 31, 2023, and December 31, 2022	54	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	59,615	59,817
Accumulated deficit	(15,799)	(13,102)
Total equity	44,077	46,976
Total liabilities and equity	$104,485	$96,705
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		APIC	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2022	20,443,138	$207	5,413,197	$54	$59,817	$(13,102)	$46,976
Net loss	—	—	—	—	—	(2,107)	(2,107)
Issuance of class A to employees, officers and directors	564,548	6	—	—	363	—	369
Repurchase of class A common shares	(395,813)	(6)	—	—	(565)	—	(571)
Preferred stock dividends	—	—	—	—	—	(590)	(590)
BALANCE, MARCH 31, 2023	20,611,873	$207	5,413,197	$54	$59,615	$(15,799)	$44,077

BALANCE, DECEMBER 31, 2021	3,056,757	$31	5,413,197	$54	$24,030	$(40,686)	$(16,571)
Net loss	—	—	—	—	—	(4,293)	(4,293)
Issuance of class A to employees, officers and directors	100,276	1	—	—	343	—	344
Preferred stock dividends	—	—	—	—	—	(838)	(838)
BALANCE, MARCH 31, 2022	3,157,033	$32	5,413,197	$54	$24,373	$(45,817)	$(21,358)
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(2,107)	$(4,293)
Less: Loss from discontinued operations, net of tax	152	1,031
Adjustments to reconcile net loss to net cash provided by operating activities -
Depreciation and amortization	159	115
Amortization of deferred financing costs, including original issue discount	—	161
Noncash interest expense	—	168
Noncash lease expense	651	527
Allowance for credit losses	(20)	59
Provision for deferred income taxes	75	73
Noncash compensation	634	1,447
Other noncash items	82	—
Changes in assets and liabilities
Accounts receivable	1,402	4,290
Prepaid expenses and other current assets	(432)	(85)
Accounts payable and accrued liabilities	104	351
Deferred revenue	383	308
Operating lease liabilities	(398)	(604)
Other liabilities	133	1,070
Net cash provided by continuing operating activities	818	4,618
Net cash provided by discontinued operating activities	160	43
Net cash provided by operating activities	978	4,661
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(237)	(3)
Purchases of internally-created software	(312)	(741)
Net cash used in continuing investing activities	(549)	(744)
Net cash used in discontinued investing activities	—	(72)
Net cash used in investing activities	(549)	(816)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of class A common stock	(571)	—
Settlement of tax withholding obligations	(109)	(1,116)
Net cash used in continuing financing activities	(680)	(1,116)
Net cash used in discontinued financing activities	(38)	(93)
Net cash used in financing activities	(718)	(1,209)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(289)	2,636
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	15,301	6,121
End of period	15,012	8,757
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	—
Cash, cash equivalents and restricted cash of continuing operations at end of period	$15,012	$8,757
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$1,674
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
On December 9, 2022, Fairway Outdoor LLC, FMG Kentucky, LLC and FMG Valdosta, LLC (collectively, “Fairway”), all of which were wholly owned direct and indirect subsidiaries of MediaCo, entered into an Asset Purchase Agreement (the “Purchase Agreement”), with The Lamar Company, L.L.C., a Louisiana limited liability company (the “Purchaser”), pursuant to which we sold our Fairway outdoor advertising business to the Purchaser. The transactions contemplated by the Purchase Agreement closed as of the date of the Purchase Agreement.
We have classified the related assets and liabilities associated with our Fairway business as discontinued operations in our condensed consolidated balance sheets and the results of our Fairway business have been presented as discontinued operations in our condensed consolidated statements of operations for all periods presented through December 9, 2022 as the sale represented a strategic shift in our business that had a major effect on our operations and financial results. Unless otherwise noted, discussion in the notes to condensed consolidated financial statements refers to the Company’s continuing operations. See Note 2 — Discontinued Operations for additional information.
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
Cash, Cash Equivalents and Restricted Cash
We consider time deposits, money market fund shares and all highly liquid debt investment instruments with original maturities of three months or less to be cash equivalents. At times, such deposits may be in excess of FDIC insurance limits. Restricted cash represents amounts held in escrow related to the disposition of the Fairway business and amounts held as collateral for a letter of credit entered into in connection with the lease in New York City for our radio operations and corporate offices.
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
The Company has certain assets that are measured at fair value on a non-recurring basis including those described in Note 3, Intangible Assets, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 3 for more discussion).
The Company’s long-term debt is not actively traded and is considered a Level 3 measurement. The Company believes the current carrying value of its long-term debt approximates its fair value.

Allowance for Credit Losses
An allowance for credit losses is recorded based on management’s judgment of the collectability of trade receivables. When assessing the collectability of receivables, management considers, among other things, customer type (agency versus non-agency), historical loss experience, existing and expected future economic conditions and aging category. Amounts are written off after all normal collection efforts have been exhausted. The activity in the allowance for credit losses for the three-month periods ended March 31, 2023 and 2022 was as follows:

	Balance at beginning of period	Provision	Write-offs	Balance at end of period
Three months ended March 31, 2022	$186	$59	$(125)	$120
Three months ended March 31, 2023	$122	$(20)	$—	$102
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

	Three Months Ended March 31,
	2023	2022
Numerator:
Loss from continuing operations	$(1,955)	$(3,262)
Less: Preferred stock dividends	(590)	(838)
Loss from continuing operations available to common shareholders	(2,545)	(4,100)
Loss from discontinued operations, net of income taxes	(152)	(1,031)
Net loss attributable to common shareholders	$(2,697)	$(5,131)

Denominator:
Weighted-average shares of common stock outstanding — basic and diluted	24,718	7,558

Earnings per share of common stock attributable to common shareholders:
Net loss per share attributable to common shareholders - basic and diluted:
Continuing operations	$(0.10)	$(0.54)
Discontinued operations	(0.01)	(0.14)
Net loss per share attributable to common shareholders - basic and diluted:	$(0.11)	$(0.68)
On August 20, 2021, MediaCo Holding Inc. entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“B. Riley”), pursuant to which the Company may offer and sell, from time to time through or to B. Riley, as agent or principal, shares of the Company’s Class A Common Stock, having an aggregate offering price of up to $12.5 million. No shares were sold during the three-month periods ended March 31, 2023 or 2022.

For the three month period ended March 31, 2023, we repurchased under a share repurchase plan 395,813 shares of Class A common stock for an aggregate of $0.6 million. Subsequent to March 31, 2023 through May 4, 2023 we repurchased an additional 13,209 shares of Class A common stock under the share repurchase plan for an aggregate of $16 thousand.
The following convertible equity shares and restricted stock awards were excluded from the calculation of diluted net (loss) income per share because their effect would have been anti-dilutive.

	Three Months Ended March 31,
(in thousands)	2023	2022
Convertible Emmis promissory note	4,742	1,349
Convertible Standard General promissory notes	—	5,158
Series A convertible preferred stock	20,926	5,849
Restricted stock awards	194	611
Total anti-dilutive shares	25,862	12,967
Recent Accounting Pronouncements Adopted
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses, which introduces new guidance for an approach based on using expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities and net investments in leases as well as reinsurance and trade receivables. We adopted this standard on January 1, 2023. The adoption of the new standard did not have a significant impact on our condensed consolidated financial statements.
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
The financial results of Fairway are presented as income from discontinued operations on our condensed consolidated statements of operations through December 9, 2022, when the sale was completed. The following table presents the financial results of Fairway:

	Three Months Ended March 31,
	2023	2022
Net revenues	$—	$3,422
OPERATING EXPENSES
Operating expenses excluding depreciation and amortization expense	152	2,709
Depreciation and amortization	—	815
Loss on disposal of assets	—	18
Total operating expenses	152	3,542
Loss from operations of discontinued operations	(152)	(120)
Interest and other, net	—	(921)
Loss from discontinued operations, before income taxes	(152)	(1,041)
Income tax benefit	—	10
Loss from discontinued operations, net of income taxes	$(152)	$(1,031)

The following table presents the aggregate carrying amounts of assets and liabilities of discontinued operations for Fairway in the consolidated balance sheets:

	March 31, 2023	December 31, 2022
Assets:
Accounts receivable, net	163	1,026
Other	36	40
Total current assets of discontinued operations	199	1,066
Liabilities:
Accounts payable and accrued expenses	66	659
Total current liabilities of discontinued operations	66	659
3. INTANGIBLE ASSETS
As of March 31, 2023 and December 31, 2022, intangible assets consisted of the following:

	March 31, 2023	December 31, 2022
Indefinite-lived intangible assets
FCC licenses	$63,266	$63,266
Definite-lived intangible assets
Software	1,369	1,437
Total	$64,635	$64,703
Valuation of Indefinite-lived Broadcasting Licenses
In accordance with ASC Topic 350, Intangibles—Goodwill and Other, the Company’s FCC licenses are considered indefinite-lived intangibles; therefore, they are not subject to amortization, but are tested for impairment at least annually as discussed below.
The carrying amounts of the Company’s FCC licenses were $63.3 million as of March 31, 2023 and December 31, 2022. Pursuant to our accounting policy, stations in a geographic market cluster are considered a single unit of accounting. The stations perform an annual impairment test of indefinite-lived intangibles as of October 1 of each year. When indicators of impairment are present, we will perform an interim impairment test. There have been no indicators of impairment since we performed our annual impairment assessment as of October 1, 2022 and therefore there has been no need to perform an interim impairment assessment. Future impairment tests may result in additional impairment charges in subsequent periods.
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

Definite-lived intangibles
The following table presents the weighted-average useful life at March 31, 2023, and the gross carrying amount and accumulated amortization at March 31, 2023 and December 31, 2022, for our definite-lived intangible assets:

		March 31, 2023			December 31, 2022
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software	5.2	$1,495	$126	$1,369	$1,495	$58	$1,437
The software was developed internally by our radio operations and represents our updated website and mobile application, which offer increased functionality and opportunities to grow and interact with our audience. They cost $1.5 million to develop and useful lives of five years and seven years were assigned to the application and website, respectively.
Total amortization expense from definite-lived intangible assets for the three-month period ended March 31, 2023 was $0.1 million. There was no amortization expense from definite-lived intangible assets for the three-month period ended March 31, 2022. The Company estimates amortization expense each of the next five years as follows:

Year ended December 31,	Amortization Expense
2023 (from April 1)	$202
2024	270
2025	270
2026	270
2027	227
After 2027	130
Total	$1,369
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
Spot Radio Advertising
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
Digital
Digital revenue relates to revenue generated from the sale of digital marketing services (including display advertisements and video pre-roll and sponsorships) to advertisers on Company-owned websites and from revenue generated from content distributed across other digital platforms. Digital revenues are generally recognized as the digital advertising is delivered.
Syndication
Syndication revenue relates to revenue generated from the sale of rights to broadcast shows we produce as well as revenues from syndicated shows we broadcast for a fee. Syndication revenues are generally recognized ratably over the term of the contract.
Events and Sponsorships
Events and Sponsorships revenues principally consist of ticket sales and sponsorship of events our stations conduct in their local market. These revenues are recognized when our performance obligations are fulfilled, which generally coincides with the occurrence of the related event.

Other
Other revenue includes barter revenue, network revenue, talent fee revenue and other revenue. The Company provides advertising broadcast time in exchange for certain products and services, including on-air radio programming. These barter arrangements generally allow the Company to preempt such bartered broadcast time in favor of advertisers who purchase time for cash consideration. These barter arrangements are valued based upon the Company’s estimate of the fair value of the products and services received. Revenue is recognized on barter arrangements when we broadcast the advertisements. Advertisements delivered under barter arrangements are typically aired during the same period in which the products and services are consumed. The Company also sells certain remnant advertising inventory to third-parties for cash, and we refer to this as network revenue. The third-parties aggregate our remnant inventory with other broadcasters’ remnant inventory for sale to third parties, generally to large national advertisers. This network revenue is recognized as we broadcast the advertisements. Talent fee revenue are fees earned for appearances by our talent, which is recognized when our performance obligations are fulfilled, which generally coincides with the occurrence of the related appearance. Other revenue is comprised of brand integrations, custom on-air shows, or other amounts earned that do not fit in any other category and are recognized when our performance obligations are fulfilled.
Disaggregation of revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
	2023	% of Total	2022	% of Total
Revenue by Source:
Spot Radio Advertising	$4,769	65.0%	$6,177	76.1%
Digital	974	13.3%	730	9.0%
Syndication	605	8.2%	413	5.1%
Events and Sponsorships	156	2.1%	7	0.1%
Other	831	11.4%	786	9.7%
Total net revenues	$7,335		$8,113
5. LONG-TERM DEBT
Long-term debt was comprised of the note payable to Emmis of $6.0 million at March 31, 2023 and December 31, 2022.
Emmis Convertible Promissory Note
The Emmis Convertible Promissory Note (as defined below) carries interest at a base rate equal to the interest on any senior credit facility, including any applicable paid in kind rate, or if no senior credit facility is outstanding, of 6.0%, plus an additional 1.0% on any payment of interest in kind and, without regard to whether the Company pays such interest in kind, an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. Because the Senior Credit Facility prohibits the Company from paying interest in cash on the Emmis Convertible Promissory Note, the Company has been accruing interest since inception using the rate applicable if the interest will be paid in kind. The Emmis Convertible Promissory Note is convertible, in whole or in part, into MediaCo Class A common stock at the option of Emmis and at a strike price equal to the thirty-day volume weighted average price of the MediaCo Class A common stock on the date of conversion. The Emmis Convertible Promissory Note matures on November 25, 2024. As of March 31, 2023, the principal balance outstanding under the Emmis Convertible Promissory Note was $6.0 million.
Based on amounts outstanding at March 31, 2023, mandatory principal payments of long-term debt are $6.0 million in 2024.
Senior Secured Term Loan Agreement
Until December 9, 2022, the Company had a five-year senior secured term loan agreement (the “Senior Credit Facility”) with GACP Finance Co., LLC, (“GACP”) a Delaware limited liability company, as administrative agent and collateral agent. On December 9, 2022, following the consummation of the transactions contemplated by the Purchase Agreement, the Company repaid in full, without penalty, all of its obligations under the Senior Credit Facility, which was terminated at that time.

SG Broadcasting Promissory Notes
On July 28, 2022, SG Broadcasting exercised its right to convert the outstanding principal and accrued but unpaid interest on the SG Broadcasting Promissory Notes (as defined below) of $28.0 million and $1.9 million, respectively, for 12.9 million shares of the Company’s Class A common stock. The SG Broadcasting Promissory Notes were terminated at that time, except for one such promissory note issued on May 19, 2021 (the “May 2021 SG Broadcasting Promissory Note”), which remains outstanding, but with no amounts outstanding thereunder as of December 31, 2022 or March 31, 2023.
6. REGULATORY, LEGAL AND OTHER MATTERS
From time to time, our stations are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.
7. INCOME TAXES
The effective tax rate for the three months ended March 31, 2023 and 2022 was 4% and 2%, respectively. Our effective tax rate for the three months ended March 31, 2023 differs from the statutory tax rate primarily due to the recognition of additional valuation allowance.
8. LEASES
We determine if an arrangement is a lease at inception. We have operating leases for office space and tower space expiring at various dates through August 2039. Some leases have options to extend and some have options to terminate. Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities in our condensed consolidated balance sheets.
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
We elected not to apply the recognition requirements of ASC 842, “Leases”, to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, we recognized lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized in the three months ended March 31, 2023 and 2022 was not material.
On November 18, 2022, the Company entered into a lease agreement in New York City for our radio operations and corporate offices with a lease commencement date of February 1, 2023 and a noncancellable lease term through August 2039. This resulted in a right of use asset of $10.4 million and an operating lease liability of $10.4 million when recorded at lease commencement.
The impact of operating leases to our condensed consolidated financial statements was as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$952	$637
Operating cash flows from operating leases	750	752
Right-of-use assets obtained in exchange for new operating lease liabilities	10,391	—

	March 31, 2023	December 31, 2022
Weighted average remaining lease term - operating leases (in years)	13.6	7.0
Weighted average discount rate - operating leases	11.2%	5.9%

As of March 31, 2023, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ending December 31,
Remainder of 2023	$1,309
2024	1,833
2025	2,048
2026	2,449
2027	2,479
After 2027	28,915
Total lease payments	39,033
Less imputed interest	(23,416)
Total recorded lease liabilities	$15,617
9. RELATED PARTY TRANSACTIONS
Transaction Agreement with Emmis and SG Broadcasting
On June 28, 2019, MediaCo entered into a Contribution and Distribution Agreement with Emmis Communications Corporation (“Emmis”) and SG Broadcasting, pursuant to which (i) Emmis contributed the assets of its radio stations WQHT-FM and WBLS-FM, in exchange for $91.5 million in cash, a $5.0 million note and 23.72% of the common stock of MediaCo, (ii) Standard General purchased 76.28% of the common stock of MediaCo, and (iii) the common stock of MediaCo received by Emmis was distributed pro rata in a taxable dividend to Emmis’ shareholders on January 17, 2020. The common stock of MediaCo acquired by Standard General is entitled to ten votes per share and the common stock acquired by Emmis and distributed to Emmis’ shareholders is entitled to one vote per share.
Convertible Promissory Notes
As a result of the transaction described above, on November 25, 2019, we issued convertible promissory notes to both Emmis (such note, the “Emmis Convertible Promissory Note”) and SG Broadcasting (such note, the “November 2019 SG Broadcasting Promissory Note”) in the amounts of $5.0 million and $6.3 million, respectively. Through December 31, 2021, there were additional borrowings from SG Broadcasting and annual interest amounts paid in kind on the Emmis Convertible Promissory Note and SG Broadcasting Promissory Notes such that the principal balances outstanding as of December 31, 2021 were $6.2 million and $27.6 million, respectively. In addition to the November 2019 SG Broadcasting Promissory Note, we issued additional promissory notes to evidence our indebtedness to SG Broadcasting (collectively with the November 2019 SG Broadcasting Promissory Note, the “SG Broadcasting Promissory Notes”).
On May 19, 2022, annual interest of $0.4 million was paid in kind and added to the principal balance of the SG Broadcasting Promissory Notes.
On July 28, 2022, SG Broadcasting exercised its right under the SG Broadcasting Promissory Notes to fully convert the outstanding principal and accrued but unpaid interest into the Company’s Class A common stock. The SG Broadcasting Promissory Notes were terminated at that time, except for the May 2021 SG Broadcasting Promissory Note, which remains outstanding, but with no amounts outstanding thereunder as of December 31, 2022 or March 31, 2023.
On August 19, 2022, Emmis exercised its right under the Emmis Convertible Promissory Note to convert $30 thousand of the outstanding principal for 11 thousand shares of the Company’s Class A common stock.
On November 25, 2022, annual interest of $0.8 million was paid in kind and added to the principal balance of the Emmis Convertible Promissory Note.
On December 21, 2022, Emmis exercised its right under the Emmis Convertible Promissory Note to convert $0.9 million of the outstanding principal and $0.1 million of accrued but unpaid interest for 0.8 million shares of the Company’s Class A common stock.
Consequently, the principal amount outstanding as of December 31, 2022 and March 31, 2023 under the Emmis Convertible Promissory Note was $6.0 million.
The Company recognized interest expense of $0.1 million and $0.2 million related to the Emmis Convertible Promissory Note for the three months ended March 31, 2023 and 2022, respectively. The Company recognized no interest expense related to the SG Broadcasting Promissory Notes for the three months ended March 31, 2023 and $0.8 million for the three months ended March 31, 2022.
The terms of these Emmis Convertible Promissory Note is described in Note 5.

Convertible Preferred Stock
On December 13, 2019, in connection with the purchase of our Outdoor Advertising segment, the Company issued to SG Broadcasting 220,000 shares of MediaCo Series A Convertible Preferred Stock.
MediaCo Series A Preferred Shares rank senior in preference to the MediaCo Class A common stock, MediaCo Class B common stock, and the MediaCo Class C common stock. Pursuant to the Articles of Amendment, the ability of the Company to make distributions with respect to, or make a liquidation payment on, any other class of capital stock in the Company designated to be junior to, or on parity with, the MediaCo Series A Preferred Shares, will be subject to certain restrictions, including that (i) the MediaCo Series A Preferred Shares shall be entitled to receive the amount of dividends per share that would be payable on the number of whole common shares of the Company into which each share of MediaCo Series A Preferred Share could be converted, and (ii) the MediaCo Series A Preferred Shares, upon any liquidation, dissolution or winding up of the Company, shall be entitled to a preference on the assets of the Company. Issued and outstanding shares of MediaCo Series A Preferred Shares shall accrue cumulative dividends, payable in kind, at an annual rate equal to the interest rate on any senior debt of the Company (see Note 5), or if no senior debt is outstanding, 6%, plus additional increases of 1% on December 12, 2020 and each anniversary thereof. On December 13, 2022, dividends of $3.4 million were paid in kind. The payment in kind increased the accrued value of the preferred stock and 80,000 additional shares were issued as part of this payment.
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
Dividends on Series A Convertible Preferred Stock held by SG Broadcasting were $0.6 million and $0.8 million, respectively, for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, unpaid cumulative dividends were $0.7 million and $0.1 million, respectively, and included in the balance of preferred stock in the accompanying condensed consolidated balance sheets.
On December 28, 2022, SG Broadcasting exercised its right to partially convert $4.0 million of the outstanding balance on the MediaCo Series A Preferred Shares for 3.3 million shares of the Company’s Class A common stock.
Management Agreement for Billboards LLC
On August 11, 2020, the board of directors of the Company unanimously authorized the entry into a certain Management Agreement (the “Billboard Agreement”) between Fairway Outdoor LLC (a subsidiary of the Company, “Fairway”) and Billboards LLC (an affiliate of Standard General, “Billboards”). Under the Billboard Agreement, Fairway will manage the billboard business of Billboards in exchange for payments of $25 thousand per quarter and reimbursement of all out-of-pocket expenses incurred by Fairway in the performance of its duties under the Billboard Agreement. The Billboard Agreement has an effective date of August 1, 2020, a term of three years, and customary provisions on limitation of liability and indemnification. $25 thousand of income was recognized and $0.1 million of out-of-pocket expenses were incurred for the three months ended March 31, 2022 in relation to the Billboard Agreement. On December 9, 2022, in connection with the sale of the assets held by Fairway, the Billboard Agreement was terminated pursuant to mutual agreement between Fairway and Billboards.
10. SUBSEQUENT EVENTS
In April 2023, we paid the full amount of outstanding federal income taxes payable of $3.0 million. There were no other subsequent events other than those discussed in Note 1.

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
For a more detailed discussion of these and other risk factors, see the Risk Factors section of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2023. MediaCo does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.
GENERAL
On December 9, 2022, Fairway Outdoor LLC, FMG Kentucky, LLC and FMG Valdosta, LLC (collectively, “Fairway”), all of which were wholly owned direct and indirect subsidiaries of MediaCo, entered into an Asset Purchase Agreement (the “Purchase Agreement”), with The Lamar Company, L.L.C., a Louisiana limited liability company (the “Purchaser”), pursuant to which we sold our Fairway outdoor advertising business to the Purchaser. The transactions contemplated by the Purchase Agreement closed as of the date of the Purchase Agreement.
We have classified the related assets and liabilities associated with our Fairway business as discontinued operations in our condensed consolidated balance sheets and the results of our Fairway business have been presented as discontinued operations in our consolidated statements of operations for all periods presented through December 9, 2022 as the sale represented a strategic shift in our business that had a major effect on our operations and financial results. Unless otherwise noted, discussion in the management’s discussion and analysis refers to the Company's continuing operations. See Note 2 — Discontinued Operations in our condensed consolidated financial statements for additional information.
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
The following table summarizes the sources of our revenues from continuing operations for the three months ended March 31, 2023 and 2022. The category “Other” includes, among other items, revenues related to network revenues and barter.

(dollars in thousands)	Three Months Ended March 31,
	2023	% of Total	2022	% of Total
Net revenues:
Spot Radio Advertising	$4,769	65.0%	$6,177	76.1%
Digital	974	13.3%	730	9.0%
Syndication	605	8.2%	413	5.1%
Events and Sponsorships	156	2.1%	7	0.1%
Other	831	11.4%	786	9.7%
Total net revenues	$7,335		$8,113
Roughly 20% of our expenses varies in connection with changes in revenue. These variable expenses primarily relate to costs in our sales department, such as salaries, commissions and bad debt. Our costs that do not vary as much in relation to revenue are mostly in our programming and general and administrative departments, such as talent costs, ratings fees, rents, utilities and salaries. Lastly, our costs that are highly discretionary are costs in our marketing and promotions department, which we primarily incur to maintain and/or increase our audience and market share.
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
The results of our broadcast radio operations are solely dependent on the results of our stations in the New York market. Some of our competitors that operate larger station clusters in the New York market are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were down 5.5% for the three months ended March 31, 2023, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were down 13.1%, as compared to the same period of the prior year. The decreases for our New York Cluster were largely driven by lower healthcare spend, which our stations benefited from more than those serving the general population in the prior year due to the targeted nature of the awareness campaigns.
As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. We also regularly review our portfolio of assets and may opportunistically dispose of or otherwise monetize assets when we believe it is appropriate to do so.

Throughout 2022 and into 2023, with the increased availability of vaccines, the U.S. experienced an easing of restrictions on travel as well as social gatherings and business activities. However, the lingering pandemic impact has caused increases in inflation and general economic disruption. If apprehension persists around interest rate volatility, supply chain disruptions, and COVID-19, consumer spending may be adversely impacted, causing certain advertising categories (e.g., automotive dealers) to advertise less. We expect that our results of operations, financial condition and cash flows will continue to be negatively affected, the extent to which is difficult to estimate at this time.
MediaCo has been impacted by the rising interest rate environment in the financial markets. While no longer impacting our current borrowings, which are fixed rate, the cost of any potential future borrowings has been increasing. At this time, we do not anticipate interest rates to decline.
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
A complete description of our critical accounting estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 31, 2023.
RESULTS OF OPERATIONS
Three-Month Periods Ended March 31, 2023 compared to March 31, 2022
The following discussion refers to the Company’s continuing operations. See Note 2 — Discontinued Operations in our condensed consolidated financial statements included elsewhere in this report for additional information.
Net revenues:

	Three Months Ended March 31, 2023
(dollars in thousands)	2023	2022	$ Change	% Change
Net revenues	$7,335	$8,113	$(778)	(9.6)%
Net radio revenues decreased for the three-month period ended March 31, 2023 as a result of a substantial declines in healthcare spend as the COVID-19 vaccination awareness campaigns have slowed as well as online gambling advertising spend, partially offset by stronger tourism and live event advertising spend as the restrictions on travel, social gatherings, and business activities have continued to ease.
We typically monitor the performance of our stations against the aggregate performance of the market in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for the New York radio market decreased 5.5% for the three-month period ended March 31, 2023, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were down 13.1% for the three-month period ended March 31, 2023, as compared to the same period of the prior year.
Operating expenses excluding depreciation and amortization expense:

(dollars in thousands)	Three Months Ended March 31, 2023
	2023	2022	$ Change	% Change
Operating expenses excluding depreciation and amortization expense	$7,237	$6,623	$614	9.3%
Radio operating expenses excluding depreciation and amortization expense increased for the three-month period ended March 31, 2023 due to noncash lease expense related to the new office lease that commenced in February 2023 and professional service fees.
Corporate expenses:

(dollars in thousands)	Three Months Ended March 31, 2023
	2023	2022	$ Change	% Change
Corporate expenses	$1,884	$2,487	$(603)	(24.2)%
Corporate expenses decreased for the three-month period ended March 31, 2023 due to lower stock based compensation expense driven by higher bonuses awarded in the prior year, partially offset by professional service fees.

Depreciation and amortization:

(dollars in thousands)	Three Months Ended March 31, 2023
	2023	2022	$ Change	% Change
Depreciation and amortization	$159	$115	$44	38.3%
Depreciation and amortization expense increased due to intangible software costs related to our updated websites and mobile applications placed in service in the third quarter of 2022.
Gain on disposal of assets:

(dollars in thousands)	Three Months Ended March 31, 2023
	2023	2022	$ Change	% Change
Gain on disposal of assets	$(39)	$—	$(39)	—%
The gain on disposal of assets relates to the sale of vehicles in the first quarter of 2023.
Operating loss:

(dollars in thousands)	Three Months Ended March 31, 2023
	2023	2022	$ Change	% Change
Operating loss	$(1,906)	$(1,112)	$(794)	71.4%
See “Net revenues,” “Operating expenses excluding depreciation and amortization,” "Depreciation and amortization," "Gain on disposal of assets," and “Corporate expenses” above.
Interest expense, net:

(dollars in thousands)	Three Months Ended March 31, 2023
	2023	2022	$ Change	% Change
Interest expense, net	$(103)	$(2,077)	$1,974	(95.0)%
Interest expense, net decreased for the three-month period ended March 31, 2023 due to the pay down in December 2022 of the senior credit facility, the conversion in July 2022 of the outstanding principal and accrued but unpaid interest of the SG Broadcasting promissory notes into the Company’s Class A common stock, the partial conversions in August and December 2022 of $0.9 million of the outstanding principal of the Emmis convertible promissory notes into the Company’s Class A common stock, as well as a lower interest rate on the outstanding Emmis convertible promissory note after the pay down of the senior credit facility. This was partially offset by accrued interest on the Emmis convertible promissory note being paid in kind in the fourth quarter of 2022.
Provision for income taxes:

(dollars in thousands)	Three Months Ended March 31, 2023
	2023	2022	$ Change	% Change
Provision for income taxes	$75	$73	$2	2.7%
Our provision for income taxes tax is primarily due to the recognition of additional valuation allowance.
Consolidated net loss:

(dollars in thousands)	Three Months Ended March 31, 2023
	2023	2022	$ Change	% Change
Consolidated net loss	$(2,107)	$(4,293)	$2,186	(50.9)%
See “Net revenues,” “Operating expenses excluding depreciation and amortization,” "Depreciation and amortization," "Gain on disposal of assets," “Corporate expenses,” and “Interest expense” above.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and our At Market Issuance Sales Agreement. Our primary uses of capital have been, and are expected to continue to be, capital expenditures, working capital and acquisitions.

At March 31, 2023, we had cash, cash equivalents and restricted cash of $15.0 million and net working capital of $13.5 million. At December 31, 2022, we had cash, cash equivalents and restricted cash of $15.3 million and net working capital of $15.2 million. The decrease in net working capital was primarily driven by a decrease in accounts receivable related to our discontinued operations that were collected after the sale.
At March 31, 2023, we had $6.0 million of promissory notes outstanding to Emmis under the Emmis Convertible Promissory Note, all of which was classified as long-term and has no debt service requirements over the next twelve months.
As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths.
Cash flows provided by continuing operating activities were $0.8 million and $4.6 million for the three months ended March 31, 2023 and 2022, respectively. The decrease was mainly attributable to higher collections in accounts receivable in the prior year.
Cash flows used in continuing investing activities were $0.5 million for the three months ended March 31, 2023, attributable to capital expenditures related to a new digital platform project. Cash flows used in continuing investing activities were $0.7 million for the three months ended March 31, 2022, attributable to capital expenditures, net of proceeds from the sale of property and equipment.
Cash flows used in continuing financing activities were $0.7 million for the three months ended March 31, 2023, attributable to repurchases of our Class A common stock settlement of tax withholding obligations. Cash flows used in continuing financing activities were $1.1 million for the three months ended March 31, 2022, attributable to settlement of tax withholding obligations.
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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of March 31, 2023, our Disclosure Controls are effective to ensure that information relating to MediaCo Holding Inc. and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the opinion of management of the Company there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information relating to the shares we purchased during the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2023 – January 31, 2023	354,921	$1.45	354,921	$1,261,473
February 1, 2023 – February 28, 2023	24,042	$1.44	24,042	$1,226,860
March 1, 2023 – March 31, 2023	16,850	$1.22	16,850	$1,206,362
Total	395,813	$1.44	395,813
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a)Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Amendment to Articles of Amendment of Amended & Restated Articles of Incorporation		8-K		3.1	3/27/2023
31.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIACO HOLDING INC.

Date: May 11, 2023	By:	/s/ Ann C. Beemish
Ann C. Beemish
Executive Vice President, Chief Financial Officer and
Treasurer