Form 10-Q
period 2023-06-30
Mediaco Holding Inc.
filed 2023-08-10
CIK 1784254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No   ☒
The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of August 3, 2023, was:

20,402,749	Shares of Class A Common Stock, $.01 Par Value
5,413,197	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
NET REVENUES	$12,080	$12,531	$19,415	$20,644
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	11,046	11,324	18,283	17,947
Corporate expenses	1,002	1,339	2,886	3,826
Depreciation and amortization	148	100	307	215
Gain on disposal of assets	—	—	(39)	—
Total operating expenses	12,196	12,763	21,437	21,988
OPERATING LOSS	(116)	(232)	(2,022)	(1,344)
OTHER INCOME (EXPENSE):
Interest expense, net	(116)	(1,929)	(219)	(4,006)
Other (expense) income	(123)	—	6	—
Total other income (expense)	(239)	(1,929)	(213)	(4,006)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(355)	(2,161)	(2,235)	(5,350)
PROVISION FOR INCOME TAXES	75	76	150	149
NET LOSS FROM CONTINUING OPERATIONS	(430)	(2,237)	(2,385)	(5,499)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations before income taxes	9	(656)	(143)	(1,697)
Income tax expense from discontinued operations	—	(10)	—	—
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	9	(666)	(143)	(1,697)
CONSOLIDATED NET LOSS	(421)	(2,903)	(2,528)	(7,196)
PREFERRED STOCK DIVIDENDS	596	780	1,186	1,618
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,017)	$(3,683)	$(3,714)	$(8,814)

Net loss per share attributable to common shareholders - basic and diluted:
Continuing operations	$(0.04)	$(0.39)	$(0.14)	$(0.93)
Discontinued operations	$0.00	$(0.08)	$(0.01)	$(0.22)
Net loss per share attributable to common shareholders - basic and diluted:	$(0.04)	$(0.47)	$(0.15)	$(1.15)

Weighted average common shares outstanding:
Basic	24,947	7,808	24,927	7,687
Diluted	24,947	7,808	24,927	7,687
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
(in thousands, except share data)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,890	$10,925
Restricted cash	3,204	4,376
Accounts receivable, net of allowance for credit losses of $102 and $122, respectively	8,432	8,568
Prepaid expenses	1,435	979
Other current assets	589	341
Current assets of discontinued operations	38	1,066
Total current assets	20,588	26,255
PROPERTY AND EQUIPMENT, NET	1,115	581
INTANGIBLE ASSETS, NET	64,425	64,703
OTHER ASSETS:
Operating lease right of use assets	14,196	5,088
Deposits and other	395	78
Total other assets	14,591	5,166
Total assets	$100,719	$96,705
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,152	$3,880
Accrued salaries and commissions	538	875
Deferred revenue	1,563	825
Operating lease liabilities	1,081	1,816
Income taxes payable	—	3,008
Other current liabilities	288	35
Current liabilities of discontinued operations	126	659
Total current liabilities	6,748	11,098
LONG TERM DEBT, NET OF CURRENT	5,950	5,950
OPERATING LEASE LIABILITIES, NET OF CURRENT	14,268	3,808
DEFERRED INCOME TAXES	2,633	2,483
OTHER NONCURRENT LIABILITIES	339	51
Total liabilities	29,938	23,390
COMMITMENTS AND CONTINGENCIES
SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK, $0.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED; 260,000 SHARES ISSUED AND OUTSTANDING	27,525	26,339
EQUITY:
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 20,405,357 shares and 20,443,138 shares at June 30, 2023, and December 31, 2022, respectively	204	207
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 5,413,197 shares at June 30, 2023, and December 31, 2022	54	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	59,814	59,817
Accumulated deficit	(16,816)	(13,102)
Total equity	43,256	46,976
Total liabilities and equity	$100,719	$96,705
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		APIC	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2022	20,443,138	$207	5,413,197	$54	$59,817	$(13,102)	$46,976
Net loss	—	—	—	—	—	(2,107)	(2,107)
Issuance of class A to employees, officers and directors	564,548	6	—	—	363	—	369
Repurchase of class A common shares	(395,813)	(6)	—	—	(565)	—	(571)
Preferred stock dividends	—	—	—	—	—	(590)	(590)
BALANCE, MARCH 31, 2023	20,611,873	$207	5,413,197	$54	$59,615	$(15,799)	$44,077
Net loss	—	—	—	—	—	(421)	(421)
Issuance of class A to employees, officers and directors	(150,485)	(2)	—	—	266	—	264
Repurchase of class A common shares	(56,031)	(1)	—	—	(67)	—	(68)
Preferred stock dividends	—	—	—	—	—	(596)	(596)
BALANCE, JUNE 30, 2023	20,405,357	$204	5,413,197	$54	$59,814	$(16,816)	$43,256

BALANCE, DECEMBER 31, 2021	3,056,757	$31	5,413,197	$54	$24,030	$(40,686)	$(16,571)
Net loss	—	—	—	—	—	(4,293)	(4,293)
Issuance of class A to employees, officers and directors	100,276	1	—	—	343	—	344
Preferred stock dividends	—	—	—	—	—	(838)	(838)
BALANCE, MARCH 31, 2022	3,157,033	$32	5,413,197	$54	$24,373	$(45,817)	$(21,358)
Net loss	—	—	—	—	—	(2,903)	(2,903)
Issuance of class A to employees, officers and directors	(26,735)	(1)	—	—	302	—	301
Preferred stock dividends	—	—	—	—	—	(780)	(780)
BALANCE, JUNE 30, 2022	3,130,298	$31	5,413,197	$54	$24,675	$(49,500)	$(24,740)
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(2,528)	$(7,196)
Less: Loss from discontinued operations, net of tax	143	1,697
Adjustments to reconcile net loss to net cash provided by operating activities -
Depreciation and amortization	307	215
Amortization of deferred financing costs, including original issue discount	—	324
Noncash interest expense	—	664
Noncash lease expense	1,283	1,065
Allowance for credit losses	(20)	(7)
Provision for deferred income taxes	150	149
Noncash compensation	979	1,789
Other noncash items	429	—
Changes in assets and liabilities
Accounts receivable	156	3,155
Prepaid expenses and other current assets	(703)	(87)
Other assets	(172)	—
Accounts payable and accrued liabilities	(996)	994
Deferred revenue	738	68
Operating lease liabilities	(666)	(1,000)
Income taxes	(3,021)	—
Other liabilities	250	1,460
Net cash (used in) provided by continuing operating activities	(3,671)	3,290
Net cash provided by discontinued operating activities	390	598
Net cash (used in) provided by operating activities	(3,281)	3,888
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(624)	(27)
Purchases of internally-created software	(296)	(925)
Net cash used in continuing investing activities	(920)	(952)
Net cash used in discontinued investing activities	—	(343)
Net cash used in investing activities	(920)	(1,295)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	—	(918)
Repurchases of class A common stock	(639)	—
Settlement of tax withholding obligations	(329)	(1,172)
Net cash used in continuing financing activities	(968)	(2,090)
Net cash used in discontinued financing activities	(38)	(93)
Net cash used in financing activities	(1,006)	(2,183)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,207)	410
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	15,301	6,121
End of period	10,094	6,531
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	—
Cash, cash equivalents and restricted cash of continuing operations at end of period	$10,094	$6,531
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$3,389
Cash paid for income taxes	$3,021	$—
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

Allowance for Credit Losses
An allowance for credit losses is recorded based on management’s judgment of the collectability of trade receivables. When assessing the collectability of receivables, management considers, among other things, customer type (agency versus non-agency), historical loss experience, existing and expected future economic conditions and aging category. Amounts are written off after all normal collection efforts have been exhausted. The activity in the allowance for credit losses for the three-month and six-month periods ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning Balance	$102	$120	$122	$186
Change in Provision	—	52	(20)	(7)
Write Offs	—	(52)	—	(59)
Ending Balance	$102	$120	$102	$120
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
Earnings Per Share
Our basic and diluted net loss per share is computed using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses. Shares of Series A preferred stock include rights to participate in dividends and distributions to common stockholders on an if-converted basis, and accordingly are considered participating securities. During periods of undistributed losses, however, no effect is given to our participating securities since they are not contractually obligated to share in the losses. We have elected to determine the earnings allocation based on income (loss) from continuing operations. For periods with a loss from continuing operations, all potentially dilutive items were anti-dilutive and thus basic and diluted weighted-average shares are the same. The following is a reconciliation of basic and diluted net loss per share attributable to Class A and Class B common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Loss from continuing operations	$(430)	$(2,237)	$(2,385)	$(5,499)
Less: Preferred stock dividends	(596)	(780)	(1,186)	(1,618)
Loss from continuing operations available to common shareholders	(1,026)	(3,017)	(3,571)	(7,117)
Income (loss) from discontinued operations, net of income taxes	9	(666)	(143)	(1,697)
Net loss attributable to common shareholders	$(1,017)	$(3,683)	$(3,714)	$(8,814)

Denominator:
Weighted-average shares of common stock outstanding — basic and diluted	24,947	7,808	24,927	7,687

Earnings per share of common stock attributable to common shareholders:
Net loss per share attributable to common shareholders - basic and diluted:
Continuing operations	$(0.04)	$(0.39)	$(0.14)	$(0.93)
Discontinued operations	0.00	(0.08)	(0.01)	(0.22)
Net loss per share attributable to common shareholders - basic and diluted:	$(0.04)	$(0.47)	$(0.15)	$(1.15)

On August 20, 2021, MediaCo Holding Inc. entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“B. Riley”), pursuant to which the Company may offer and sell, from time to time through or to B. Riley, as agent or principal, shares of the Company’s Class A Common Stock, having an aggregate offering price of up to $12.5 million. No shares were sold during the six-month periods ended June 30, 2023 or 2022.
For the six month period ended June 30, 2023, we repurchased under a share repurchase plan 451,844 shares of Class A common stock for an aggregate of $0.6 million. Subsequent to June 30, 2023 through August 3, 2023 we repurchased an additional 15,542 shares of Class A common stock under the share repurchase plan for an aggregate of $17 thousand.
The following convertible equity shares and restricted stock awards were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Convertible Emmis promissory note	5,563	1,352	4,795	1,368
Convertible Standard General promissory notes	—	5,156	—	5,225
Series A convertible preferred stock	24,549	5,861	21,162	5,933
Restricted stock awards	248	449	230	529
Total anti-dilutive shares	30,360	12,818	26,187	13,055
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
The financial results of Fairway are presented as income from discontinued operations on our condensed consolidated statements of operations through December 9, 2022, when the sale was completed. The following table presents the financial results of Fairway:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues	$—	$3,621	$—	$7,043
OPERATING EXPENSES
Operating expenses excluding depreciation and amortization expense	(9)	2,592	143	5,301
Depreciation and amortization	—	804	—	1,619
Loss on disposal of assets	—	27	—	45
Total operating expenses	(9)	3,423	143	6,965
Income (loss) from operations of discontinued operations	9	198	(143)	78
Interest and other, net	—	(854)	—	(1,775)
Income (loss) from discontinued operations, before income taxes	9	(656)	(143)	(1,697)
Income tax expense	—	(10)	—	—
Income (loss) from discontinued operations, net of income taxes	$9	$(666)	$(143)	$(1,697)
The following table presents the aggregate carrying amounts of assets and liabilities of discontinued operations for Fairway in the consolidated balance sheets:

	June 30, 2023	December 31, 2022
Assets:
Accounts receivable, net	—	1,026
Other	38	40
Total current assets of discontinued operations	38	1,066
Liabilities:
Accounts payable and accrued expenses	126	659
Total current liabilities of discontinued operations	126	659
3. INTANGIBLE ASSETS
As of June 30, 2023 and December 31, 2022, intangible assets consisted of the following:

	June 30, 2023	December 31, 2022
Indefinite-lived intangible assets
FCC licenses	$63,266	$63,266
Definite-lived intangible assets
Software	1,159	1,437
Total	$64,425	$64,703
Valuation of Indefinite-lived Broadcasting Licenses
In accordance with ASC Topic 350, Intangibles—Goodwill and Other, the Company’s FCC licenses are considered indefinite-lived intangibles; therefore, they are not subject to amortization, but are tested for impairment at least annually as discussed below.
The carrying amounts of the Company’s FCC licenses were $63.3 million as of June 30, 2023 and December 31, 2022. Pursuant to our accounting policy, stations in a geographic market cluster are considered a single unit of accounting. The stations perform an annual impairment test of indefinite-lived intangibles as of October 1 of each year. When indicators of impairment are present, we will perform an interim impairment test. There have been no indicators of impairment since we performed our annual impairment assessment as of October 1, 2022 and therefore there has been no need to perform an interim impairment assessment. Future impairment tests may result in additional impairment charges in subsequent periods.

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
Definite-lived intangibles
The following table presents the weighted-average useful life at June 30, 2023, and the gross carrying amount and accumulated amortization at June 30, 2023 and December 31, 2022, for our definite-lived intangible assets:

		June 30, 2023			December 31, 2022
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software	4.8	$1,327	$168	$1,159	$1,495	$58	$1,437
The software was developed internally by our radio operations and represents our updated website and mobile application, which offer increased functionality and opportunities to grow and interact with our audience. They cost $1.3 million to develop and useful lives of five years and seven years were assigned to the application and website, respectively.
Total amortization expense from definite-lived intangible assets for the three and six months ended June 30, 2023 was $0.1 million. There was no amortization expense from definite-lived intangible assets for the three and six months ended June 30, 2022. The Company estimates amortization expense each of the next five years as follows:

Year ending December 31,	Amortization Expense
2023 (from July 1)	$123
2024	247
2025	247
2026	247
2027	204
After 2027	91
Total	$1,159
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
Disaggregation of revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	% of Total	2022	% of Total	2023	% of Total	2022	% of Total
Revenue by Source:
Spot Radio Advertising	$4,912	40.7%	$5,987	47.8%	$9,681	49.9%	$12,164	58.9%
Digital	1,471	12.2%	1,588	12.7%	2,445	12.6%	2,318	11.2%
Syndication	605	5.0%	419	3.3%	1,210	6.2%	832	4.0%
Events and Sponsorships	4,472	37.0%	3,035	24.2%	4,628	23.8%	3,042	14.7%
Other	620	5.1%	1,502	12.0%	1,451	7.5%	2,288	11.2%
Total net revenues	$12,080		$12,531		$19,415		$20,644

5. LONG-TERM DEBT
Long-term debt was comprised of the note payable to Emmis of $6.0 million at June 30, 2023 and December 31, 2022.
Emmis Convertible Promissory Note
The Emmis Convertible Promissory Note (as defined below) carries interest at a base rate equal to the interest on any senior credit facility, including any applicable paid in kind rate, or if no senior credit facility is outstanding, of 6.0%, plus an additional 1.0% on any payment of interest in kind and, without regard to whether the Company pays such interest in kind, an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. The Company has been accruing interest since inception using the rate applicable if the interest will be paid in kind. The Emmis Convertible Promissory Note is convertible, in whole or in part, into MediaCo Class A common stock at the option of Emmis and at a strike price equal to the thirty-day volume weighted average price of the MediaCo Class A common stock on the date of conversion. The Emmis Convertible Promissory Note matures on November 25, 2024. As of June 30, 2023, the principal balance outstanding under the Emmis Convertible Promissory Note was $6.0 million.
Based on amounts outstanding at June 30, 2023, mandatory principal payments of long-term debt are $6.0 million in 2024.
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
SG Broadcasting Promissory Notes
On July 28, 2022, SG Broadcasting exercised its right to convert the outstanding principal and accrued but unpaid interest on the SG Broadcasting Promissory Notes (as defined below) of $28.0 million and $1.9 million, respectively, for 12.9 million shares of the Company’s Class A common stock. The SG Broadcasting Promissory Notes were terminated at that time, except for one such promissory note issued on May 19, 2021 (the “May 2021 SG Broadcasting Promissory Note”), which expired on June 30, 2023, with no amounts outstanding thereunder as of December 31, 2022 or June 30, 2023.
6. REGULATORY, LEGAL AND OTHER MATTERS
From time to time, our stations are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.
7. INCOME TAXES
The effective tax rate for the six months ended June 30, 2023 and 2022 was 7% and 3%, respectively. Our effective tax rate for the six months ended June 30, 2023 differs from the statutory tax rate primarily due to the recognition of additional valuation allowance.
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

We elected not to apply the recognition requirements of ASC 842, “Leases”, to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, we recognized lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized in the three and six months ended June 30, 2023 and 2022 was not material.
On November 18, 2022, the Company entered into a lease agreement in New York City for our radio operations and corporate offices with a lease commencement date of February 1, 2023 and a noncancellable lease term through August 2039. This resulted in a right of use asset of $10.4 million and an operating lease liability of $10.4 million when recorded at lease commencement.
The impact of operating leases to our condensed consolidated financial statements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$1,107	$638	$2,059	$1,275
Operating cash flows from operating leases	938	746	1,688	1,498
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	10,391	—

	June 30, 2023	December 31, 2022
Weighted average remaining lease term - operating leases (in years)	14.1	7.0
Weighted average discount rate - operating leases	11.4%	5.9%
As of June 30, 2023, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ending December 31,
2023 (from July 1)	$372
2024	1,833
2025	2,048
2026	2,449
2027	2,479
After 2027	28,915
Total lease payments	38,096
Less imputed interest	(22,747)
Total recorded lease liabilities	$15,349
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
On July 28, 2022, SG Broadcasting exercised its right under the SG Broadcasting Promissory Notes to fully convert the outstanding principal and accrued but unpaid interest into the Company’s Class A common stock. The SG Broadcasting Promissory Notes were terminated at that time, except for the May 2021 SG Broadcasting Promissory Note, which remains outstanding, but with no amounts outstanding thereunder as of December 31, 2022 or June 30, 2023.
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
Consequently, the principal amount outstanding as of December 31, 2022 and June 30, 2023 under the Emmis Convertible Promissory Note was $6.0 million.
The Company recognized interest expense of $0.3 million and $0.4 million related to the Emmis Convertible Promissory Note for the six months ended June 30, 2023 and 2022, respectively. The Company recognized no interest expense related to the SG Broadcasting Promissory Notes for the six months ended June 30, 2023 and $1.5 million for the six months ended June 30, 2022.
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
Dividends on Series A Convertible Preferred Stock held by SG Broadcasting were $1.2 million and $1.6 million, respectively, for the six months ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, unpaid cumulative dividends were $1.3 million and $0.1 million, respectively, and included in the balance of preferred stock in the accompanying condensed consolidated balance sheets.
On December 28, 2022, SG Broadcasting exercised its right to partially convert $4.0 million of the outstanding balance on the MediaCo Series A Preferred Shares for 3.3 million shares of the Company’s Class A common stock.

Management Agreement for Billboards LLC
On August 11, 2020, the board of directors of the Company unanimously authorized the entry into a certain Management Agreement (the “Billboard Agreement”) between Fairway Outdoor LLC (a subsidiary of the Company, “Fairway”) and Billboards LLC (an affiliate of Standard General, “Billboards”). Under the Billboard Agreement, Fairway will manage the billboard business of Billboards in exchange for payments of $25 thousand per quarter and reimbursement of all out-of-pocket expenses incurred by Fairway in the performance of its duties under the Billboard Agreement. The Billboard Agreement has an effective date of August 1, 2020, a term of three years, and customary provisions on limitation of liability and indemnification. $50 thousand of income was recognized and $105 thousand of out-of-pocket expenses were incurred for the six months ended June 30, 2022 in relation to the Billboard Agreement. On December 9, 2022, in connection with the sale of the assets held by Fairway, the Billboard Agreement was terminated pursuant to mutual agreement between Fairway and Billboards.
10. SUBSEQUENT EVENTS
On July 11, 2023, Bradford A. Tobin, the President, Chief Operating Officer, General Counsel and Secretary of MediaCo, resigned as an officer of the Company, effective on such date. To facilitate the transition of Mr. Tobin’s duties, he remained an employee of the Company, serving in an advisory position, through August 11, 2023. In connection with Mr. Tobin’s resignation, he and the Company entered into a Separation and Release Agreement, dated July 11, 2023 (the “Separation Agreement”), pursuant to which Mr. Tobin received, in lieu of any compensation to which he would have been entitled under his Employment Agreement dated February 9, 2022 (the “Employment Agreement”), a lump sum cash payment equal to (i) $175,000, which is equal to six months of the cash portion of Mr. Tobin’s current base salary, plus (ii) $19,000, as payment of the cost of six months of COBRA benefits. In addition, the vesting of all equity awards held by Mr. Tobin was accelerated to the date of his separation, in accordance with the Employment Agreement. The Separation Agreement is subject to a customary release and customary confidentiality, non-disparagement and other provisions. The Separation Agreement also provided that Mr. Tobin and the Company entered into a consulting agreement covering the period from August 12, 2023 through November 11, 2023, during which Mr. Tobin will be available to provide consulting services to the Company for up to ten hours per week on an as needed basis at an hourly rate.
Also on July 11, 2023, the Company announced the appointment of Kudjo Sogadzi, age 40, as the Company’s Chief Operating Officer, effective July 14, 2023. Mr. Sogadzi will join the Company as an at-will employee and shall receive (i) an annual base salary of $200,000, (ii) a grant, made on the Start Date, of Class A common shares of the Company totaling $150,000, with the number of Shares calculated using a 5-day VWAP ending on the date prior to the Start Date, which Shares shall vest annually in three equal tranches on the first three anniversaries of the Start Date, and (iii) the potential to earn a discretionary annual bonus, subject to approval by the Board of Directors and Compensation Committee of the Board, with a target amount of 50% of his annual base salary.
There were no other subsequent events other than the stock repurchases discussed in Note 1.

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

The following table summarizes the sources of our revenues from continuing operations for the three and six months ended June 30, 2023 and 2022. The category “Other” includes, among other items, revenues related to network revenues and barter.

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2023	% of Total	2022	% of Total	2023	% of Total	2022	% of Total
Net revenues:
Spot Radio Advertising	$4,912	40.7%	$5,987	47.8%	$9,681	49.9%	$12,164	58.9%
Digital	1,471	12.2%	1,588	12.7%	2,445	12.6%	2,318	11.2%
Syndication	605	5.0%	419	3.3%	1,210	6.2%	832	4.0%
Events and Sponsorships	4,472	37.0%	3,035	24.2%	4,628	23.8%	3,042	14.7%
Other	620	5.1%	1,502	12.0%	1,451	7.5%	2,288	11.2%
Total net revenues	$12,080		$12,531		$19,415		$20,644
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
The results of our broadcast radio operations are solely dependent on the results of our stations in the New York market. Some of our competitors that operate larger station clusters in the New York market are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were down 6.1% for the six months ended June 30, 2023, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were down 12.3%, as compared to the same period of the prior year. The decreases for our New York Cluster were largely driven by lower healthcare spend, which our stations benefited from more than those serving the general population in the prior year due to the targeted nature of the awareness campaigns.
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
RESULTS OF OPERATIONS
Three-Month and Six-Month Periods Ended June 30, 2023 compared to June 30, 2022
The following discussion refers to the Company’s continuing operations. See Note 2 — Discontinued Operations in our condensed consolidated financial statements included elsewhere in this report for additional information.
Net revenues:

	Three Months Ended June 30,				Six Months Ended June 30, 2023
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net revenues	$12,080	$12,531	$(451)	(3.6)%	$19,415	$20,644	$(1,229)	(6.0)%
Net revenues decreased for the three and six months ended June 30, 2023 as a result of a substantial declines in healthcare spend as the COVID-19 vaccination awareness campaigns have slowed as well as online gambling, automotive and wireless advertising spend, partially offset by stronger ticket sales and broadcast sponsorships of our annual Summer Jam concert, as well as by stronger tourism and live event advertising spend as the restrictions on travel, social gatherings, and business activities have continued to ease.
We typically monitor the performance of our stations against the aggregate performance of the market in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for the New York radio market decreased 6.1% for the six-month period ended June 30, 2023, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were down 12.3% for the six-month period ended June 30, 2023, as compared to the same period of the prior year.
Operating expenses excluding depreciation and amortization expense:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30, 2023
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating expenses excluding depreciation and amortization expense	$11,046	$11,324	$(278)	(2.5)%	$18,283	$17,947	$336	1.9%
Operating expenses excluding depreciation and amortization expense were relatively flat for the three and six months ended June 30, 2023 compared to the same periods in the prior year as lower Summer Jam production costs were partially offset by noncash lease expense related to the new office lease that commenced in February 2023 and professional service fees, which were mainly incurred during the first quarter.
Corporate expenses:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30, 2023
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Corporate expenses	$1,002	$1,339	$(337)	(25.2)%	$2,886	$3,826	$(940)	(24.6)%
Corporate expenses decreased for the three and six months ended June 30, 2023 due to lower stock based compensation expense driven by higher stock-based bonuses awarded in the prior year, partially offset by higher professional service fees.

Depreciation and amortization:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30, 2023
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Depreciation and amortization	$148	$100	$48	48.0%	$307	$215	$92	42.8%
Depreciation and amortization expense increased for the three and six months ended June 30, 2023 due to intangible software costs related to our updated websites and mobile applications placed in service in the third quarter of 2022.
Gain on disposal of assets:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30, 2023
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Gain on disposal of assets	$—	$—	$—	—%	$(39)	$—	$(39)	—%
The gain on disposal of assets relates to the sale of vehicles in the first quarter of 2023.
Operating loss:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30, 2023
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating loss	$(116)	$(232)	$116	(50.0)%	$(2,022)	$(1,344)	$(678)	50.4%
See “Net revenues,” “Operating expenses excluding depreciation and amortization,” "Depreciation and amortization," "Gain on disposal of assets," and “Corporate expenses” above.
Interest expense, net:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30, 2023
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Interest expense, net	$(116)	$(1,929)	$1,813	(94.0)%	$(219)	$(4,006)	$3,787	(94.5)%
Interest expense, net decreased for the three and six months ended June 30, 2023 due to the pay down in December 2022 of the senior credit facility, the conversion in July 2022 of the outstanding principal and accrued but unpaid interest of the SG Broadcasting promissory notes into the Company’s Class A common stock, the partial conversions in August and December 2022 of $0.9 million of the outstanding principal of the Emmis convertible promissory notes into the Company’s Class A common stock, as well as a lower interest rate on the outstanding Emmis convertible promissory note after the pay down of the senior credit facility. This was partially offset by accrued interest on the Emmis convertible promissory note being paid in kind in the fourth quarter of 2022.
Provision for income taxes:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30, 2023
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Provision for income taxes	$75	$76	$(1)	(1.3)%	$150	$149	$1	0.7%
Our provision for income taxes tax is primarily due to the recognition of additional valuation allowance.
Consolidated net loss:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30, 2023
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Consolidated net loss	$(421)	$(2,903)	$2,482	(85.5)%	$(2,528)	$(7,196)	$4,668	(64.9)%
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

At June 30, 2023, we had cash, cash equivalents and restricted cash of $10.1 million and net working capital of $13.8 million. At December 31, 2022, we had cash, cash equivalents and restricted cash of $15.3 million and net working capital of $15.2 million. The decrease in cash was driven by payment of income taxes related to the gain on sale of Fairway while net working capital remained relatively flat.
At June 30, 2023, we had $6.0 million of promissory notes outstanding to Emmis under the Emmis Convertible Promissory Note, all of which was classified as long-term and has no debt service requirements over the next twelve months.
As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths.
Cash flows used by continuing operating activities were $3.7 million compared to cash flows provided by $3.3 million for the six months ended June 30, 2023 and 2022, respectively. The decrease was mainly attributable to payments of income taxes, lower collections of accounts receivable in the current year, strong collections in accounts receivable in the prior year and the timing of payments related to Summer Jam production costs.
Cash flows used in continuing investing activities were $0.9 million for the six months ended June 30, 2023, attributable to capital expenditures related to a new digital platform project and our build out of our new space for radio operations and corporate offices. Cash flows used in continuing investing activities were $1.0 million for the six months ended June 30, 2022, attributable to purchases of internally-created software.
Cash flows used in continuing financing activities were $1.0 million for the six months ended June 30, 2023, attributable to repurchases of our Class A common stock and settlement of tax withholding obligations. Cash flows used in continuing financing activities were $2.1 million for the six months ended June 30, 2022, attributable to settlement of tax withholding obligations and payments of long-term debt.
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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of June 30, 2023, our Disclosure Controls are effective to ensure that information relating to MediaCo Holding Inc. and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the opinion of management of the Company there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information relating to the shares we purchased during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2023 – April 30, 2023	10,130	$1.19	10,130	$1,194,350
May 1, 2023 – May 31, 2023	11,413	$1.22	11,413	$1,180,417
June 1, 2023 – June 30, 2023	34,488	$1.22	34,488	$1,138,317
Total	56,031	$1.21	56,031
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

MEDIACO HOLDING INC.

Date: August 10, 2023	By:	/s/ Ann C. Beemish
Ann C. Beemish
Executive Vice President, Chief Financial Officer and
Treasurer