Form 10-Q
period 2023-09-30
Mediaco Holding Inc.
filed 2023-11-13
CIK 1784254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No   ☒
The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of November 2, 2023, was:

20,945,694	Shares of Class A Common Stock, $.01 Par Value
5,413,197	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
NET REVENUES	$6,447	$8,270	$25,862	$28,914
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	7,175	6,983	25,458	24,930
Corporate expenses	1,095	1,460	3,981	5,286
Depreciation and amortization	130	99	437	314
Loss (gain) on disposal of assets	11	—	(28)	—
Total operating expenses	8,411	8,542	29,848	30,530
OPERATING LOSS	(1,964)	(272)	(3,986)	(1,616)
OTHER INCOME (EXPENSE):
Interest expense, net	(87)	(1,666)	(306)	(5,672)
Other (expense) income	(18)	—	(12)	—
Total other income (expense)	(105)	(1,666)	(318)	(5,672)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,069)	(1,938)	(4,304)	(7,288)
PROVISION FOR INCOME TAXES	84	78	234	227
NET LOSS FROM CONTINUING OPERATIONS	(2,153)	(2,016)	(4,538)	(7,515)
DISCONTINUED OPERATIONS:
Loss from discontinued operations before income taxes	(267)	(635)	(410)	(2,332)
Income tax benefit from discontinued operations	104	—	104	—
NET LOSS FROM DISCONTINUED OPERATIONS	(163)	(635)	(306)	(2,332)
CONSOLIDATED NET LOSS	(2,316)	(2,651)	(4,844)	(9,847)
PREFERRED STOCK DIVIDENDS	602	838	1,788	2,456
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,918)	$(3,489)	$(6,632)	$(12,303)

Net loss per share attributable to common shareholders - basic and diluted:
Continuing operations	$(0.11)	$(0.17)	$(0.25)	$(0.92)
Discontinued operations	$(0.01)	$(0.04)	$(0.01)	$(0.22)
Net loss per share attributable to common shareholders - basic and diluted:	$(0.12)	$(0.21)	$(0.26)	$(1.14)

Weighted average common shares outstanding:
Basic	24,713	16,853	25,032	10,778
Diluted	24,713	16,853	25,032	10,778
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
(in thousands, except share data)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,413	$10,925
Restricted cash	1,321	2,500
Accounts receivable, net of allowance for credit losses of $99 and $122, respectively	7,041	8,568
Prepaid expenses	1,341	979
Other current assets	1,139	341
Current assets of discontinued operations	22	1,066
Total current assets	17,277	24,379
PROPERTY AND EQUIPMENT, NET	1,357	581
INTANGIBLE ASSETS, NET	64,708	64,703
OTHER ASSETS:
Operating lease right of use assets	13,800	5,088
Restricted cash	1,906	1,876
Deposits and other	78	78
Total other assets	15,784	7,042
Total assets	$99,126	$96,705
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,857	$3,880
Accrued salaries and commissions	670	875
Deferred revenue	646	825
Operating lease liabilities	1,180	1,816
Income taxes payable	42	3,008
Other current liabilities	422	35
Current liabilities of discontinued operations	142	659
Total current liabilities	6,959	11,098
LONG TERM DEBT, NET OF CURRENT	5,950	5,950
OPERATING LEASE LIABILITIES, NET OF CURRENT	14,302	3,808
DEFERRED INCOME TAXES	2,707	2,483
OTHER NONCURRENT LIABILITIES	474	51
Total liabilities	30,392	23,390
COMMITMENTS AND CONTINGENCIES
SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK, $0.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED; 260,000 SHARES ISSUED AND OUTSTANDING	28,127	26,339
EQUITY:
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 21,025,498 shares and 20,443,138 shares at September 30, 2023, and December 31, 2022, respectively	210	207
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 5,413,197 shares at September 30, 2023, and December 31, 2022	54	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	60,077	59,817
Accumulated deficit	(19,734)	(13,102)
Total equity	40,607	46,976
Total liabilities and equity	$99,126	$96,705
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		APIC	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2022	20,443,138	$207	5,413,197	$54	$59,817	$(13,102)	$46,976
Net loss	—	—	—	—	—	(2,107)	(2,107)
Issuance of class A to employees, officers and directors	564,548	6	—	—	363	—	369
Repurchase of class A common shares	(395,813)	(6)	—	—	(565)	—	(571)
Preferred stock dividends	—	—	—	—	—	(590)	(590)
BALANCE, MARCH 31, 2023	20,611,873	$207	5,413,197	$54	$59,615	$(15,799)	$44,077
Net loss	—	—	—	—	—	(421)	(421)
Issuance of class A to employees, officers and directors	(150,485)	(2)	—	—	266	—	264
Repurchase of class A common shares	(56,031)	(1)	—	—	(67)	—	(68)
Preferred stock dividends	—	—	—	—	—	(596)	(596)
BALANCE, JUNE 30, 2023	20,405,357	$204	5,413,197	$54	$59,814	$(16,816)	$43,256
Net loss	—	—	—	—	—	(2,316)	(2,316)
Issuance of class A to employees, officers and directors	752,901	7	—	—	367	—	374
Conversion of convertible promissory notes	(132,760)	(1)	—	—	(104)	—	(105)
Preferred stock dividends	—	—	—	—	—	(602)	(602)
BALANCE, SEPTEMBER 30, 2023	21,025,498	$210	5,413,197	$54	$60,077	$(19,734)	$40,607

BALANCE, DECEMBER 31, 2021	3,056,757	$31	5,413,197	$54	$24,030	$(40,686)	$(16,571)
Net loss	—	—	—	—	—	(4,293)	(4,293)
Issuance of class A to employees, officers and directors	100,276	1	—	—	343	—	344
Preferred stock dividends	—	—	—	—	—	(838)	(838)
BALANCE, MARCH 31, 2022	3,157,033	$32	5,413,197	$54	$24,373	$(45,817)	$(21,358)
Net loss	—	—	—	—	—	(2,903)	(2,903)
Issuance of class A to employees, officers and directors	(26,735)	(1)	—	—	302	—	301
Preferred stock dividends	—	—	—	—	—	(780)	(780)
BALANCE, JUNE 30, 2022	3,130,298	$31	5,413,197	$54	$24,675	$(49,500)	$(24,740)
Net loss	—	—	—	—	—	(2,651)	(2,651)
Issuance of class A to employees, officers and directors	197,324	2	—	—	305	—	307
Conversion of convertible promissory notes	12,910,657	129	—	—	29,775	—	29,904
Preferred stock dividends	—	—	—	—	—	(838)	(838)
BALANCE, SEPTEMBER 30, 2022	16,238,279	$162	5,413,197	$54	$54,755	$(52,989)	$1,982
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(4,844)	$(9,847)
Less: Loss from discontinued operations, net of tax	306	2,332
Adjustments to reconcile net loss to net cash provided by operating activities -
Depreciation and amortization	437	314
Amortization of deferred financing costs, including original issue discount	—	487
Noncash interest expense	—	665
Noncash lease expense	1,679	1,609
Allowance for credit losses	(23)	(22)
Provision for deferred income taxes	224	227
Noncash compensation	1,404	2,193
Other noncash items	510	—
Changes in assets and liabilities
Accounts receivable	1,550	4,814
Prepaid expenses and other current assets	(1,160)	(151)
Other assets	88	(16)
Accounts payable and accrued liabilities	(594)	702
Deferred revenue	(179)	(124)
Operating lease liabilities	(533)	(1,655)
Income taxes	(2,979)	—
Other liabilities	452	1,849
Net cash (used in) provided by continuing operating activities	(3,662)	3,377
Net cash provided by discontinued operating activities	259	1,348
Net cash (used in) provided by operating activities	(3,403)	4,725
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(858)	(56)
Purchases of internally-created software	(223)	(1,295)
Net cash used in continuing investing activities	(1,081)	(1,351)
Net cash used in discontinued investing activities	—	(406)
Net cash used in investing activities	(1,081)	(1,757)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	—	(1,836)
Repurchases of class A common stock	(737)	—
Settlement of tax withholding obligations	(402)	(1,281)
Net cash used in continuing financing activities	(1,139)	(3,117)
Net cash used in discontinued financing activities	(38)	(93)
Net cash used in financing activities	(1,177)	(3,210)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,661)	(242)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	15,301	6,121
End of period	9,640	5,879
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	—
Cash, cash equivalents and restricted cash of continuing operations at end of period	$9,640	$5,879
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$5,151
Cash paid for income taxes	$3,021	$—
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
Reclassifications
Certain amounts in the prior years’ unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.
Cash, Cash Equivalents and Restricted Cash
We consider time deposits, money market fund shares and all highly liquid debt investment instruments with original maturities of three months or less to be cash equivalents. At times, such deposits may be in excess of FDIC insurance limits. Restricted cash represents amounts held in escrow related to the disposition of the Fairway business, classified in current assets, and amounts held as collateral for a letter of credit entered into in connection with the lease in New York City for our radio operations and corporate offices, which expires in August 2039, classified in long-term assets.
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

Allowance for Credit Losses
An allowance for credit losses is recorded based on management’s judgment of the collectability of trade receivables. When assessing the collectability of receivables, management considers, among other things, customer type (agency versus non-agency), historical loss experience, existing and expected future economic conditions and aging category. Amounts are written off after all normal collection efforts have been exhausted. The activity in the allowance for credit losses for the three-month and nine-month periods ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning Balance	$102	$120	$122	$186
Change in Provision	(3)	(15)	(23)	(22)
Write Offs	—	—	—	(59)
Ending Balance	$99	$105	$99	$105
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Loss from continuing operations	$(2,153)	$(2,016)	$(4,538)	$(7,515)
Less: Preferred stock dividends	(602)	(838)	(1,788)	(2,456)
Loss from continuing operations available to common shareholders	(2,755)	(2,854)	(6,326)	(9,971)
Loss from discontinued operations, net of income taxes	(163)	(635)	(306)	(2,332)
Net loss attributable to common shareholders	$(2,918)	$(3,489)	$(6,632)	$(12,303)

Denominator:
Weighted-average shares of common stock outstanding — basic and diluted	24,713	16,853	25,032	10,778

Earnings per share of common stock attributable to common shareholders:
Net loss per share attributable to common shareholders - basic and diluted:
Continuing operations	$(0.11)	$(0.17)	$(0.25)	$(0.92)
Discontinued operations	(0.01)	(0.04)	(0.01)	(0.22)
Net loss per share attributable to common shareholders - basic and diluted:	$(0.12)	$(0.21)	$(0.26)	$(1.14)

On August 20, 2021, MediaCo Holding Inc. entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“B. Riley”), pursuant to which the Company may offer and sell, from time to time through or to B. Riley, as agent or principal, shares of the Company’s Class A Common Stock, having an aggregate offering price of up to $12.5 million. No shares were sold during the nine-month periods ended September 30, 2023 or 2022.
For the nine month period ended September 30, 2023, we repurchased under a share repurchase plan 584,604 shares of Class A common stock for an aggregate of $0.7 million. Subsequent to September 30, 2023 through November 2, 2023 we repurchased an additional 10,229 shares of Class A common stock under the share repurchase plan for an aggregate of $7 thousand.
The following convertible equity shares and restricted stock awards were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Convertible Emmis promissory note	5,432	2,494	4,844	1,386
Convertible Standard General promissory notes	—	4,693	—	2,543
Series A convertible preferred stock	24,040	10,840	21,396	6,022
Restricted stock awards	251	375	336	429
Total anti-dilutive shares	29,723	18,402	26,576	10,380
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
The financial results of Fairway are presented as income from discontinued operations on our condensed consolidated statements of operations through December 9, 2022, when the sale was completed. The following table presents the financial results of Fairway:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$—	$3,555	$—	$10,598
OPERATING EXPENSES
Operating expenses excluding depreciation and amortization expense	267	2,619	410	7,920
Depreciation and amortization	—	807	—	2,426
Loss on disposal of assets	—	26	—	71
Total operating expenses	267	3,452	410	10,417
(Loss) income from operations of discontinued operations	(267)	103	(410)	181
Interest and other, net	—	(738)	—	(2,513)
Loss from discontinued operations, before income taxes	(267)	(635)	(410)	(2,332)
Income tax benefit (expense)	104	—	104	—
Loss from discontinued operations, net of income taxes	$(163)	$(635)	$(306)	$(2,332)
The following table presents the aggregate carrying amounts of assets and liabilities of discontinued operations for Fairway in the consolidated balance sheets:

	September 30, 2023	December 31, 2022
Assets:
Accounts receivable, net	—	1,026
Other	22	40
Total current assets of discontinued operations	22	1,066
Liabilities:
Accounts payable and accrued expenses	142	659
Total current liabilities of discontinued operations	142	659
3. INTANGIBLE ASSETS
As of September 30, 2023 and December 31, 2022, intangible assets consisted of the following:

	September 30, 2023	December 31, 2022
Indefinite-lived intangible assets
FCC licenses	$63,266	$63,266
Definite-lived intangible assets
Software	1,442	1,437
Total	$64,708	$64,703
Valuation of Indefinite-lived Broadcasting Licenses
In accordance with ASC Topic 350, Intangibles—Goodwill and Other, the Company’s FCC licenses are considered indefinite-lived intangibles; therefore, they are not subject to amortization, but are tested for impairment at least annually as discussed below.
The carrying amounts of the Company’s FCC licenses were $63.3 million as of September 30, 2023 and December 31, 2022. Pursuant to our accounting policy, stations in a geographic market cluster are considered a single unit of accounting. The stations perform an annual impairment test of indefinite-lived intangibles as of October 1 of each year. When indicators of impairment are present, we will perform an interim impairment test. There have been no indicators of impairment since we performed our annual impairment assessment as of October 1, 2022 and therefore there has been no need to perform an interim impairment assessment. Future impairment tests may result in additional impairment charges in subsequent periods.

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
Definite-lived intangibles
The following table presents the weighted-average useful life at September 30, 2023, and the gross carrying amount and accumulated amortization at September 30, 2023 and December 31, 2022, for our definite-lived intangible assets:

		September 30, 2023			December 31, 2022
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software	4.7	$1,673	$231	$1,442	$1,495	$58	$1,437
The software was developed internally by our radio operations and represents our updated website and mobile application, which offer increased functionality and opportunities to grow and interact with our audience. They cost $1.7 million to develop and useful lives of five years and seven years were assigned to the application and website, respectively.
Total amortization expense from definite-lived intangible assets for the three and nine months ended September 30, 2023 was $0.1 million and $0.2 million, respectively. There was no amortization expense from definite-lived intangible assets for the three and nine months ended September 30, 2022. The Company estimates amortization expense each of the next five years as follows:

Year ending December 31,	Amortization Expense
2023 (from October 1)	$79
2024	316
2025	316
2026	316
2027	274
After 2027	141
Total	$1,442
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
Disaggregation of revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	% of Total	2022	% of Total	2023	% of Total	2022	% of Total
Revenue by Source:
Spot Radio Advertising	$4,328	67.1%	$6,029	72.9%	$14,009	54.2%	$19,025	65.8%
Digital	608	9.4%	962	11.6%	3,053	11.8%	3,280	11.3%
Syndication	602	9.3%	454	5.5%	1,812	7.0%	1,286	4.4%
Events and Sponsorships	293	4.5%	143	1.7%	4,921	19.0%	3,185	11.0%
Other	616	9.7%	682	8.3%	2,067	8.0%	2,138	7.5%
Total net revenues	$6,447		$8,270		$25,862		$28,914

5. LONG-TERM DEBT
Long-term debt was comprised of the note payable to Emmis of $6.0 million at September 30, 2023 and December 31, 2022.
Emmis Convertible Promissory Note
The Emmis Convertible Promissory Note (as defined below) carries interest at a base rate equal to the interest on any senior credit facility, including any applicable paid in kind rate, or if no senior credit facility is outstanding, of 6.0%, plus an additional 1.0% on any payment of interest in kind and, without regard to whether the Company pays such interest in kind, an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. The Company has been accruing interest since inception using the rate applicable if the interest will be paid in kind. The Emmis Convertible Promissory Note is convertible, in whole or in part, into MediaCo Class A common stock at the option of Emmis and at a strike price equal to the thirty-day volume weighted average price of the MediaCo Class A common stock on the date of conversion. The Emmis Convertible Promissory Note matures on November 25, 2024. As of September 30, 2023, the principal balance outstanding under the Emmis Convertible Promissory Note was $6.0 million.
Based on amounts outstanding at September 30, 2023, mandatory principal payments of long-term debt are $6.0 million in 2024.
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
SG Broadcasting Promissory Notes
On July 28, 2022, SG Broadcasting exercised its right to convert the outstanding principal and accrued but unpaid interest on the SG Broadcasting Promissory Notes (as defined below) of $28.0 million and $1.9 million, respectively, for 12.9 million shares of the Company’s Class A common stock. The SG Broadcasting Promissory Notes were terminated at that time, except for one such promissory note issued on May 19, 2021 (the “May 2021 SG Broadcasting Promissory Note”), which expired on June 30, 2023, with no amounts outstanding thereunder as of December 31, 2022 or September 30, 2023.
6. REGULATORY, LEGAL AND OTHER MATTERS
From time to time, our stations are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.
On September 15, 2023, the Company received a deficiency letter (the “Nasdaq Letter”) from the Nasdaq Listing Qualifications Department (the “Staff”) notifying the Company that, for the last 31 consecutive business days preceding the date of the Nasdaq Letter, the closing bid price for the Company’s common stock was below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).
The Nasdaq deficiency letter has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The Nasdaq Capital Market under the symbol “MDIA” at this time.
In accordance with Nasdaq Listing Rule 5810(c)(3)(A)(ii), the Company has been given 180 calendar days, or until March 13, 2024, to regain compliance with the Minimum Bid Price Requirement. If at any time before March 13, 2024, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance.
If the Company does not regain compliance with the Minimum Bid Price Requirement by March 13, 2024, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period. The Company would then be afforded the second 180 calendar day period to regain compliance, unless it does not appear to Nasdaq that it is possible for the Company to cure the deficiency. If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the compliance period (or the second compliance period, if applicable), the Company’s common stock will become subject to delisting. In the event that the Company receives notice that its common stock is being delisted, the Nasdaq listing rules permit the Company to appeal a delisting determination by the Staff to a hearings panel.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.
7. INCOME TAXES
The effective tax rate for the nine months ended September 30, 2023 and 2022 was 5% and 3%, respectively. Our effective tax rate for the nine months ended September 30, 2023 differs from the statutory tax rate primarily due to the recognition of additional valuation allowance.
Accounting Standards Codification paragraph 740-10 clarified the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute of the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that reaches greater than 50% likelihood of being realized upon ultimate settlement. During this quarter, we recorded approximately $374 thousand of gross tax liability for uncertain tax positions related to federal and state income tax returns filed. Additionally, we recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision. As of September 30, 2023, the amount of interest accrued was approximately $15 thousand, which did not include the federal tax benefit of interest deductions.
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
We elected not to apply the recognition requirements of ASC 842, “Leases”, to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, we recognized lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized in the three and nine months ended September 30, 2023 and 2022 was not material.
On November 18, 2022, the Company entered into a lease agreement in New York City for our radio operations and corporate offices with a lease commencement date of February 1, 2023 and a noncancellable lease term through August 2039. This resulted in a right of use asset of $10.4 million and an operating lease liability of $10.4 million when recorded at lease commencement.
The impact of operating leases to our condensed consolidated financial statements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$915	$637	$2,974	$1,912
Operating cash flows from operating leases	334	749	2,022	2,247
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	10,391	—

	September 30, 2023	December 31, 2022
Weighted average remaining lease term - operating leases (in years)	14.1	7.0
Weighted average discount rate - operating leases	11.4%	5.9%

As of September 30, 2023, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ending December 31,
2023 (from July 1)	$145
2024	1,840
2025	2,055
2026	2,455
2027	2,479
After 2027	28,915
Total lease payments	37,889
Less imputed interest	(22,407)
Total recorded lease liabilities	$15,482
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
On July 28, 2022, SG Broadcasting exercised its right under the SG Broadcasting Promissory Notes to fully convert the outstanding principal and accrued but unpaid interest into the Company’s Class A common stock. The SG Broadcasting Promissory Notes were terminated at that time, except for the May 2021 SG Broadcasting Promissory Note, which expired on June 30, 2023, with no amounts outstanding thereunder as of December 31, 2022 or September 30, 2023.
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
Consequently, the principal amount outstanding as of December 31, 2022 and September 30, 2023 under the Emmis Convertible Promissory Note was $6.0 million.
The Company recognized interest expense of $0.4 million and $0.6 million related to the Emmis Convertible Promissory Note for the nine months ended September 30, 2023 and 2022, respectively. The Company recognized no interest expense related to the SG Broadcasting Promissory Notes for the nine months ended September 30, 2023 and $1.8 million for the nine months ended September 30, 2022.
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
Dividends on Series A Convertible Preferred Stock held by SG Broadcasting were $1.8 million and $2.5 million, respectively, for the nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, unpaid cumulative dividends were $1.9 million and $0.1 million, respectively, and included in the balance of preferred stock in the accompanying condensed consolidated balance sheets.
On December 28, 2022, SG Broadcasting exercised its right to partially convert $4.0 million of the outstanding balance on the MediaCo Series A Preferred Shares for 3.3 million shares of the Company’s Class A common stock.
Management Agreement for Billboards LLC
On August 11, 2020, the board of directors of the Company unanimously authorized the entry into a certain Management Agreement (the “Billboard Agreement”) between Fairway Outdoor LLC (a subsidiary of the Company, “Fairway”) and Billboards LLC (an affiliate of Standard General, “Billboards”). Under the Billboard Agreement, Fairway will manage the billboard business of Billboards in exchange for payments of $25 thousand per quarter and reimbursement of all out-of-pocket expenses incurred by Fairway in the performance of its duties under the Billboard Agreement. The Billboard Agreement has an effective date of August 1, 2020, a term of three years, and customary provisions on limitation of liability and indemnification. $0.1 million of income was recognized and $0.2 million of out-of-pocket expenses were incurred for the nine months ended September 30, 2022 in relation to the Billboard Agreement. On December 9, 2022, in connection with the sale of the assets held by Fairway, the Billboard Agreement was terminated pursuant to mutual agreement between Fairway and Billboards.
In October 2023, we entered into agreements with five consultants that are currently employed by affiliates of Standard General. Four of the agreements have a term that expires on February 1, 2024 and are billed at hourly rates between $150 and $250 per hour. One agreement may be terminated at any time by either party and is billed at $1,000 per month, plus expenses. As of September 30, 2023, $13 thousand of fees were incurred related to these agreements.
10. SUBSEQUENT EVENTS
On October 11, 2023, Rahsan-Rahsan Lindsay, the Chief Executive Officer of the Company, resigned as an officer of the Company and as a member of the Board of Directors of the Company, both effective on such date. To facilitate the transition of Mr. Lindsay’s duties, he remained as consultant to the Company through October 31, 2023. In connection with Mr. Lindsay’s resignation, he and the Company entered into a Separation and Release Agreement, dated October 11, 2023 (the “Separation Agreement”), pursuant to which Mr. Lindsay received, upon execution of a customary release, a lump sum cash payment of $119,516, which is equal to two months of the cash portion of Mr. Lindsay’s current base salary, plus an additional amount relating to accrued paid time off. The Separation Agreement is subject to customary confidentiality, non-disparagement and other provisions. The Separation Agreement also provided that Mr. Lindsay and the Company will enter into a consulting agreement covering the period through October 31, 2023, during which Mr. Lindsay was available to provide consulting services to the Company on an as needed basis for a lump sum payment of $33,242, payable within thirty days after the date of the consulting agreement.
On October 12, 2023, the Company announced the appointment of Kudjo Sogadzi, the Company’s current Chief Operating Officer as interim President of the Company.
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

The following table summarizes the sources of our revenues from continuing operations for the three and nine months ended September 30, 2023 and 2022. The category “Other” includes, among other items, revenues related to network revenues and barter.

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	% of Total	2022	% of Total	2023	% of Total	2022	% of Total
Net revenues:
Spot Radio Advertising	$4,328	67.1%	$6,029	72.9%	$14,009	54.2%	$19,025	65.8%
Digital	608	9.4%	962	11.6%	3,053	11.8%	3,280	11.3%
Syndication	602	9.3%	454	5.5%	1,812	7.0%	1,286	4.4%
Events and Sponsorships	293	4.5%	143	1.7%	4,921	19.0%	3,185	11.0%
Other	616	9.7%	682	8.3%	2,067	8.0%	2,138	7.5%
Total net revenues	$6,447		$8,270		$25,862		$28,914
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
The results of our broadcast radio operations are solely dependent on the results of our stations in the New York market. Some of our competitors that operate larger station clusters in the New York market are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were down 4.6% for the nine months ended September 30, 2023, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were down 15.3%, as compared to the same period of the prior year. The decreases for our New York Cluster were largely driven by lower healthcare spend, which our stations benefited from more than those serving the general population in the prior year due to the targeted nature of the awareness campaigns.
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
RESULTS OF OPERATIONS
Three-Month and Nine-Month Periods Ended September 30, 2023 compared to September 30, 2022
The following discussion refers to the Company’s continuing operations. See Note 2 — Discontinued Operations in our condensed consolidated financial statements included elsewhere in this report for additional information.
Net revenues:

	Three Months Ended September 30,				Nine Months Ended September 30, 2023
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net revenues	$6,447	$8,270	$(1,823)	(22.0)%	$25,862	$28,914	$(3,052)	(10.6)%
Net revenues decreased for the three and nine months ended September 30, 2023 as a result of a substantial declines in healthcare spend as the COVID-19 vaccination awareness campaigns have slowed as well as in online gambling, automotive and wireless advertising spend. These decreases were partially offset for the nine months ended September 30, 2023 by stronger ticket sales and broadcast sponsorships of our annual Summer Jam concert, as well as by stronger tourism and live event advertising spend as the restrictions on travel, social gatherings, and business activities have continued to ease.
We typically monitor the performance of our stations against the aggregate performance of the market in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for the New York radio market decreased 4.6% for the nine-month period ended September 30, 2023, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were down 15.3% for the nine-month period ended September 30, 2023, as compared to the same period of the prior year.
Operating expenses excluding depreciation and amortization expense:

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30, 2023
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating expenses excluding depreciation and amortization expense	$7,175	$6,983	$192	2.7%	$25,458	$24,930	$528	2.1%
Operating expenses excluding depreciation and amortization expense increased for the nine months ended September 30, 2023 compared to the same period in the prior year as lower Summer Jam production costs were partially offset by noncash lease expense related to the new office lease that commenced in February 2023 and professional service fees, which were mainly incurred during the first quarter.
Operating expenses excluding depreciation and amortization expense increased for the three months ended September 30, 2023 compared to the same period in the prior year due to noncash lease expense related to the new office lease that commenced in February 2023.
Corporate expenses:

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30, 2023
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Corporate expenses	$1,095	$1,460	$(365)	(25.0)%	$3,981	$5,286	$(1,305)	(24.7)%
Corporate expenses decreased for the nine months ended September 30, 2023 due to lower stock based compensation expense driven by higher stock-based bonuses awarded in the prior year, partially offset by higher professional service fees.
Corporate expenses decreased for the three months ended September 30, 2023 due to lower stock based compensation expense.

Depreciation and amortization:

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30, 2023
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Depreciation and amortization	$130	$99	$31	31.3%	$437	$314	$123	39.2%
Depreciation and amortization expense increased for the three and nine months ended September 30, 2023 due to intangible software costs related to our updated websites and mobile applications placed in service in the third quarter of 2022.
Loss (gain) on disposal of assets:

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30, 2023
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Loss (gain) on disposal of assets	$11	$—	$11	—%	$(28)	$—	$(28)	—%
The gain on disposal of assets for the nine months ended September 30, 2023 relates to the sale of vehicles in the first quarter of 2023.
The loss on disposal of assets for the three months ended September 30, 2023 relates to disposals of assets related to our previous office location.
Operating loss:

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30, 2023
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating loss	$(1,964)	$(272)	$(1,692)	622.1%	$(3,986)	$(1,616)	$(2,370)	146.7%
See “Net revenues,” “Operating expenses excluding depreciation and amortization,” "Depreciation and amortization," "Gain on disposal of assets," and “Corporate expenses” above.
Interest expense, net:

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30, 2023
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Interest expense, net	$(87)	$(1,666)	$1,579	(94.8)%	$(306)	$(5,672)	$5,366	(94.6)%
Interest expense, net decreased for the three and nine months ended September 30, 2023 due to the pay down in December 2022 of the senior credit facility, the conversion in July 2022 of the outstanding principal and accrued but unpaid interest of the SG Broadcasting promissory notes into the Company’s Class A common stock, and the partial conversions in August and December 2022 of $0.9 million of the outstanding principal of the Emmis convertible promissory notes into the Company’s Class A common stock, as well as a lower interest rate on the outstanding Emmis convertible promissory note after the pay down of the senior credit facility. This was partially offset by accrued interest on the Emmis convertible promissory note being paid in kind in the fourth quarter of 2022.
Provision for income taxes:

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30, 2023
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Provision for income taxes	$84	$78	$6	7.7%	$234	$227	$7	3.1%
Our provision for income taxes tax is primarily due to the recognition of additional valuation allowance.
Consolidated net loss:

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30, 2023
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Consolidated net loss	$(2,316)	$(2,651)	$335	(12.6)%	$(4,844)	$(9,847)	$5,003	(50.8)%
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
At September 30, 2023, we had cash, cash equivalents and restricted cash of $9.6 million and net working capital of $10.3 million. At December 31, 2022, we had cash, cash equivalents and restricted cash of $15.3 million and net working capital of $13.3 million. The decrease in cash was driven by payment of income taxes related to the gain on sale of Fairway and lower accounts receivable as sales declined in the current year.
At September 30, 2023, we had $6.0 million of promissory notes outstanding to Emmis under the Emmis Convertible Promissory Note, all of which was classified as long-term and has no debt service requirements over the next twelve months.
As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths.
Cash flows used by continuing operating activities were $3.7 million compared to cash flows provided by $3.4 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease was mainly attributable to payments of income taxes, lower collections of accounts receivable in the current year, and strong collections in accounts receivable in the prior year.
Cash flows used in continuing investing activities were $1.1 million for the nine months ended September 30, 2023, attributable to capital expenditures related to a new digital platform project and our build out of our new space for radio operations and corporate offices. Cash flows used in continuing investing activities were $1.4 million for the nine months ended September 30, 2022, attributable to purchases of internally-created software.
Cash flows used in continuing financing activities were $1.1 million for the nine months ended September 30, 2023, attributable to repurchases of our Class A common stock and settlement of tax withholding obligations. Cash flows used in continuing financing activities were $3.1 million for the nine months ended September 30, 2022, attributable to settlement of tax withholding obligations and payments of long-term debt.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As an emerging growth company, we are not required to provide this information.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (the “Controls Evaluation”) was performed under the supervision and with the participation of management, including our Interim President and Chief Operating Officer (“Interim President and COO”) and Chief Financial Officer (“CFO”).
Based upon the Controls Evaluation, our Interim President and COO and CFO concluded that as of September 30, 2023, our Disclosure Controls are effective to ensure that information relating to MediaCo Holding Inc. and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the opinion of management of the Company there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information relating to the shares we purchased during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2023 – July 31, 2023	12,100	$1.15	12,100	$1,124,437
August 1, 2023 – August 31, 2023	86,516	$0.73	86,516	$1,061,064
September 1, 2023 – September 30, 2023	34,144	$0.80	34,144	$1,033,884
Total	132,760	$0.79	132,760
ITEM 5. OTHER INFORMATION
None of the Company's directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2023.
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

MEDIACO HOLDING INC.

Date: November 13, 2023	By:	/s/ Ann C. Beemish
Ann C. Beemish
Executive Vice President, Chief Financial Officer and
Treasurer