Form 10-K
period 2023-12-31
Mediaco Holding Inc.
filed 2024-04-01
CIK 1784254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
for the Fiscal Year Ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was $23,670,214.
The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of March 21, 2024, was:
20,594,481    Class A Common Shares, $.01 par value
5,413,197     Class B Common Shares, $.01 par value
—    Class C Common Shares, $.01 par value
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for 2024 Annual Meeting of Shareholders expected to be filed by April 29, 2024 (the day that is 120 days after the last day of the registrant’s 2023 fiscal year)	Part III

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
We have classified the related assets and liabilities associated with our Fairway business as discontinued operations in our consolidated balance sheets and the results of our Fairway business have been presented as discontinued operations in our consolidated statements of operations for all periods presented through December 9, 2022 as the sale represented a strategic shift in our business that had a major effect on our operations and financial results. Unless otherwise noted, discussion herein refers to the Company's continuing operations. See Note 2 — Discontinued Operations in our consolidated financial statements included elsewhere in this report for additional information.
Unless the context otherwise requires, references to “we”, “us” and “our” refer to MediaCo and its subsidiaries.
BUSINESS STRATEGY
We are committed to improving the operating results of our core assets while simultaneously seeking future growth opportunities in new radio and other complementary broadcast or other businesses that focus predominately on multi-cultural audiences in the national and digital advertising spaces. Our strategy is focused on the following operating principles:
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
Deliver results to advertisers
Competition for advertising revenue is highly competitive and becoming more so as the overall market has declined due to shifts in the way advertising dollars are directed. To remain competitive, we focus on sustaining and growing our radio audiences, optimizing our pricing strategy and developing innovative marketing programs for our clients that allow them to interact with our audiences in more direct and measurable ways. These programs often include elements such as endorsements, events, contests, special promotions, Internet advertising, email marketing, interactive mobile advertising and online video. Our ability to deploy multi-touchpoint marketing programs allows us to deliver a stronger return-on-investment for our clients while simultaneously generating ancillary revenue streams for our media properties.
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
RADIO STATIONS
In the following table, “Market Rank by Revenue” is the ranking of the market revenue size of the principal radio market served by our stations among all radio markets in the United States. Market revenue rankings are from BIA’s Investing In Radio 2023, fourth edition. “Ranking in Primary Demographic Target” is the ranking of the station within its designated primary demographic target among all radio stations in its market based on the December 2023 Nielsen Audio, Inc. (“Nielsen”) Portable People Meter results. “Station Audience Share” represents a percentage generally computed by dividing the average number of persons in the primary demographic listening to a particular station during specified time periods by the average number of such persons in the primary demographic for all stations in the market area as determined by Nielsen.

STATION AND MARKET	MARKET RANK BY REVENUE	FORMAT	PRIMARY DEMOGRAPHIC TARGET AGES	RANKING IN PRIMARY DEMOGRAPHIC TARGET	STATION AUDIENCE SHARE
New York, NY	2
WQHT(FM)		Hip-Hop	18-34	10	3.9
WBLS(FM)		Urban Adult Contemporary	25-54	8	4.0
RADIO ADVERTISING SALES
Our stations derive their advertising revenue from local and regional spot radio and digital advertising in the marketplaces in which they operate, as well as from the sale of national advertising. Local and most regional sales are made by a station’s sales staff. National sales are made by firms specializing in such sales, which are compensated on a commission-only basis. We believe that the volume of national advertising revenue tends to adjust to shifts in a station’s audience share position more rapidly than does the volume of local and regional advertising revenue. During the year ended December 31, 2023, approximately 17% of our total spot radio advertising revenues were derived from national sales and 83% were derived from local sales.
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
At December 31, 2023, we had 116 full-time and part-time employees, compared to 141 at December 31, 2022, at which earlier date 49 employees were employed in our disposed outdoor advertising business.
To facilitate talent attraction and retention, we strive to create strong teams and vibrant culture at every level of our organization through our core values of integrity, innovation, excellence and safety. We also strive to offer a fair and competitive compensation and benefits program, foster a community where everyone feels included and empowered to do their best work, provide a safe workplace, and give employees the opportunity to give back to their communities and make a social impact. We believe people can achieve their full potential when they enjoy their work, so it is our priority to provide a workplace where growth, success and fun go hand in hand. We are implementing annual goal-setting and performance management processes to ensure the mission is executed, while ensuring transparency.

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
Diversity and Inclusion
We are an equal opportunity employer and are committed to providing a work environment that is free of discrimination and harassment. We respect and embrace diversity of thought and experience and believe that a diverse workforce produces more innovative insights and solutions, resulting in better products and services for our customers. As we bring brands face-to-face with people, we believe our teams need to be as diverse in their composition and outlook as the audiences we reach every day, and we work together to create an inclusive environment where everyone can bring their true selves to work. We work on building teams that reflect the life experiences of those we serve. Our teams align with our mission and values; of the 116 full-time and part-time employees driving the business, over 84% are Black, Hispanic, or Asian, and 39% are female.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Listed below is certain information about the executive officers of MediaCo as of December 31, 2023. All of our executive officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our executive officers or directors.

NAME	POSITION	AGE AT DECEMBER 31, 2023	YEAR FIRST ELECTED OFFICER
Kudjo Sogadzi	Interim President and Chief Operating Officer	41	2023
Ann C. Beemish	Executive Vice President, Chief Financial Officer and Treasurer	51	2021
Mr. Sogadzi was appointed to the position of Chief Operating Officer in July 2023 and interim President in October 2023. Prior to joining MediaCo, Mr. Sogadzi served as an investment analyst at Standard General LP since 2019. He has also held positions as a Principal at OS Global LLC from 2015 to 2019, Hedge Fund Analyst at EnTrust Global, and serves on the board of Gloria Maris LLC.

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
License Renewal
Radio stations operate pursuant to broadcast licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon application and approval by the FCC. License renewal applications for both WQHT(FM) and WBLS(FM) were granted in July 2022. The following table sets forth our current FCC license expiration dates in addition to the call letters, license classification, antenna elevation above average terrain, power and frequency of all owned stations as of December 31, 2023:

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

The FCC completed its 2018 quadrennial review in December 2023, largely leaving its radio rules unchanged. The 2022 quadrennial review was launched in December 2022 and that proceeding remains pending. We cannot predict whether the 2022 quadrennial review proceedings will result in modifications of the ownership rules or the impact (if any) that such modifications would have on our business.
Attribution of Ownership Interests:
In applying its ownership rules, the FCC has developed specific criteria that it uses to determine whether a certain ownership interest or other relationship with an FCC licensee is significant enough to be “attributable” or “cognizable” under its rules, such that there would be a violation of the FCC’s rules where such person or entity holds attributable interests in more than the permitted number of stations in the same market. The FCC’s regulations generally deem the following relationships and interests to be attributable for purposes of its ownership restrictions:
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
For purposes of applying these numerical limits, the FCC has adopted rules with respect to (i) so-called local marketing agreements, or “LMAs,” by which the licensee of one radio station provides programming for another licensee’s radio station in the same market and sells all of the advertising within that programming and (ii) so-called joint sale agreements, or “JSAs,” by which the licensee of one station sells the advertising time on another station in the market. Under these rules, an entity that owns one or more radio stations in a market and programs more than 15% of the broadcast time, or sells more than 15% of the advertising time, on another radio station in the same market pursuant to an LMA or JSA is generally required to count the station toward its media ownership limits even though it does not own the station. As a result, in a market where we own one or more radio stations, we generally cannot provide programming to another station under an LMA or sell advertising on another station pursuant to a JSA, if we could not acquire that station under the local radio ownership rule.
In the 2022 quadrennial review proceeding, the FCC is considering all aspects of the local radio ownership rule, including whether the rule in its current form remains necessary in the public interest.

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
Additional Developments and Proposed Changes
The FCC has adopted rules implementing a low power FM (“LPFM”) service, and nearly 2000 such stations are currently licensed. In November 2007, the FCC adopted rules that, among other things, enhance LPFM’s interference protection from subsequently-authorized full-service stations. Congress then passed legislation eliminating certain minimum distance separation requirements between full-power and LPFM stations, thereby reducing the interference protection afforded to full-power FM stations. As required by the legislation, the FCC in January 2012 submitted a report to Congress indicating that the results of a statutorily mandated economic study indicated that, on the whole, LPFM stations do not currently have, and in the future are unlikely to have, a demonstrable economic impact on full-service commercial FM radio stations. The FCC has since modified its rules to permit the processing of additional LPFM applications and to implement the legislative requirements regarding interference protection, and has accepted applications seeking authority to construct or make major changes to LPFM facilities. Although to date there have been very few, if any, instances of LPFM stations interfering with full-power radio stations, we cannot predict whether any LPFM stations will actually interfere with the coverage of our radio stations in the future.
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
In order to broadcast musical compositions or to stream them over the Internet, we must pay royalties to copyright owners of musical compositions (typically, songwriters and publishers). These copyright owners often rely on organizations known as performing rights organizations, which negotiate licenses with copyright users for the public performance of their compositions, collect royalties, and distribute them to copyright owners. The four major performing rights organizations, from which the Company has licenses and to which we pay royalties, are the American Society of Composers, Authors, and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), SESAC, Inc., and Global Music Rights (“GMR”). These rates are set periodically, are often negotiated by organizations acting on behalf of broadcasters, and may increase in the future. It also is possible that songwriters or publishers may disassociate with these performing rights organizations, or that additional such organizations could emerge in the future. If a significant number of musical composition copyright owners withdraw from the established performing rights organizations, if new performing rights organizations form to license compositions that are not already licensed, or if the consent decrees between the DOJ and ASCAP/BMI are materially modified or eliminated, our royalty rates or negotiation costs could increase.
In order to stream music over the Internet, MediaCo must also obtain licenses and pay royalties to the owners of copyrights in sound recordings (typically, artists and record companies). These royalties are in addition to royalties for Internet streaming that must be paid to performing rights organizations.
Legislation also has regularly been introduced in Congress that would require the payment of performance royalties to artists, musicians, or record companies whose music is played on terrestrial radio stations, ending a long-standing copyright law exception. If enacted, such legislation could have an adverse impact on the cost broadcast of music programming.
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
•proposals to modify some or all of the FCC’s multiple ownership rules and/or policies;
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
We cannot predict whether any proposed changes will be adopted, what other matters might be considered in the future, or what impact, if any, the implementation of such proposals or changes might have on our business.
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
We believe that advertising is a discretionary business expense. Spending on advertising tends to decline disproportionately during an economic recession or downturn as compared to other types of business spending. Consequently, weakness in the United States economy generally has an adverse effect on our advertising revenue and, therefore, our results of operations. For example, the economic tumult caused by the COVID-19 pandemic had a material adverse effect on our advertising revenues at our New York radio stations, which we believe has continued to impact us even as of the date of this report.

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
Radio revenues in the New York market in which we operate are highly correlated to the performance of the economy of United States. New York market revenues, as measured by the accounting firm Miller Kaplan Arase LLP (“Miller Kaplan”), during the years ended December 31, 2023 and 2022, were down 3.3% and up 1.6%, respectively. During these same periods, the U.S. Bureau of Economic Analysis reports that U.S. real gross domestic product grew 2.5% and 1.9%, respectively.
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
As of December 31, 2023, SG Broadcasting controlled approximately 72.3% of the outstanding voting interests of MediaCo through its ownership of MediaCo Class B common stock. Because of the voting power of SG Broadcasting, we are considered a “controlled company” for purposes of Nasdaq requirements. As such, we are exempt from certain corporate governance requirements of Nasdaq, including the requirements that:
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
Additionally, technological advancements in the operation of radio stations and related businesses have increased the number of patent and other intellectual property infringement claims brought against broadcasters. While MediaCo has not historically been subject to material patent and other intellectual property claims and takes certain steps to limit the likelihood of, and exposure to, such claims, no assurance can be given that material claims will not be asserted in the future.

Our business depends heavily on maintaining our FCC licenses. We could be prevented from operating a radio station if we fail to maintain its licenses.
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
Changes in current Federal regulations could adversely affect our business operations.
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
As of December 31, 2023, our intangible assets comprised 68% of our total assets. We did not record any impairment charges during the years ended December 31, 2023, and 2022. However, if events occur or circumstances change, the fair value of our intangible assets might fall below the amount reflected on our balance sheet, and we may be required to recognize impairment charges in our statement of operations, which may be material, in future periods.
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
For example, after the September 11, 2001 terrorist attacks, we decided that the public interest would be best served by the presentation of continuous commercial-free coverage of the unfolding events on our stations. This temporary policy had a material adverse effect on our advertising revenues and operating results for the month of September 2001. Similarly, the COVID-19 pandemic caused severe trauma to our business during 2020 and the years following, with advertisers pulling advertisements and events like Summer Jam being canceled. Future events like those of September 11, 2001, or the COVID-19 pandemic, may have a material adverse effect on our advertising revenues and operating results.
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
Similarly, hurricanes, floods, tornadoes, earthquakes, wild-fires and other natural disasters can have a material adverse effect on our operations in any given market. While we generally carry insurance covering such catastrophes, we cannot be sure that the proceeds from such insurance will be sufficient to offset the costs of rebuilding or repairing our property or the lost income.
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

We and our business partners maintain significant amounts of data electronically in various locations. This data relates to all aspects of our business, including certain customer, consumer, supplier, partner and employee data. We maintain systems and processes designed to protect this data, but notwithstanding such protective measures, there is a risk of intrusion, cyber-attacks or tampering that could compromise the integrity and privacy of this data. In addition, we provide confidential and proprietary information to our third-party business partners in certain cases where doing so is necessary to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data, and where applicable, that they will take steps to assure the protections of such data by third parties, nonetheless those partners may also be subject to data intrusion or otherwise compromise the protection of such data. Any compromise of the confidential data of our customers, consumers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our information technology systems or other means could substantially disrupt our operations, harm our customers, consumers, employees and other business partners, damage our reputation, violate applicable laws and regulations, and could have a material adverse effect on our financial condition and results of operations.
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
Future acquisitions or investments, or similar strategic transactions, could involve unknown risks that could harm our business and adversely affect our financial condition.
We may make acquisitions, or engage in other similar strategic transactions, in a variety of industries and market sectors including but not limited to the radio industry. Future acquisitions that we consummate will involve unknown risks, some of which will be particular to the industry in which the acquisition target operates. We may be unable to adequately address the financial, legal and operational risks raised by such acquisitions, especially if we are unfamiliar with the industry in which we invest. The realization of any unknown risks could prevent or limit us from realizing the projected benefits of the acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition and results of operations will be subject to the specific risks applicable to any company in which we invest.
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
We have significant current debt service obligations that cause substantial doubt about our ability to continue as a going concern.
The Company has debt service obligations of approximately $7.1 million due under its Emmis Convertible Promissory Note (as defined in Note 13) from April 1, 2024 (the date of issuance of these financial statements) through April 1, 2025. As a result of this debt service obligation to Emmis, management anticipates the Company will be unable to meet its liquidity needs for the next twelve months with cash and cash equivalents on hand and projected cash flows from operations.
Management is prepared to implement additional cost cutting measures, as necessary, and intends to seek additional borrowings to meet its debt service obligations, if needed. While the Company has been successful in obtaining additional liquidity in the past, no assurances can be made that the Company will receive such liquidity in the future.
As a result of the conditions identified above, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company’s independent auditor has included an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern in its report on these consolidated financial statements.
Risks Related to our Common Stock:
SG Broadcasting possesses significant voting interest with respect to our outstanding common stock, which limits the influence on corporate matters by a holder of MediaCo Class A common stock.
As of December 31, 2023, SG Broadcasting held approximately 96.9% of the voting interests of our outstanding common stock on a fully diluted basis. Accordingly, SG Broadcasting has the ability to significantly influence our management and affairs through the election and removal of our board of directors and all other matters requiring shareholder approval unless a separate vote of the MediaCo Class A common stock is required by our articles of incorporation or Indiana law, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated voting interest could also discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control limits the practical effect of the influence by holders of MediaCo Class A common stock over our business and affairs, through any shareholder vote or otherwise. Accordingly, the effects of any of the above could depress the price of MediaCo Class A common stock.
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
Additionally, other than with respect to the Emmis Convertible Promissory Note, which is convertible into MediaCo Class A common stock, Emmis holds 362,099 shares of Class A common stock of MediaCo, and its officers serve as the MediaCo Class A Directors. These officers were initially shareholders of MediaCo, but no assurance can be given that they have or will retain their ownership of MediaCo shares. Further, so long as amounts remain outstanding under the Emmis Convertible Promissory Note, MediaCo's board of directors is obligated to nominate as MediaCo Class A Directors only persons specified by Emmis. Under Indiana law, directors of MediaCo may, in considering the best interests of the Company, consider the effects of any action on shareholders, employees, suppliers, and customers of the Company, and communities in which offices or other facilities of the Company are located, and any other factors the directors consider pertinent.

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
On September 15, 2023, we received a notification letter from the Nasdaq Listing Qualifications Department (the “Staff”) notifying us that, because the closing bid price for our Class A common stock was below $1.00 for 30 consecutive business days, we no longer met the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”).
In accordance with Nasdaq Listing Rule 5810(c)(3)(A)(ii), we were given 180 calendar days, or until March 13, 2024, to regain compliance with the Minimum Bid Price Requirement. We did not achieve compliance during that period. On March 14, 2024, we received a notification letter from the Staff notifying us that that we had been granted an additional 180 days, or until September 9, 2024, to regain compliance with the Minimum Bid Price Requirement, based on meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market with the exception of the bid price requirement, and our written notice of our intention to cure the deficiency during the compliance period.
If at any time before September 9, 2024, the bid price of our Class A common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that we have achieved compliance. If we do not regain compliance with the Minimum Bid Price Requirement by the end of the second compliance period, the Class A common stock will become subject to delisting. In the event that we receive notice that the Class A common stock is being delisted, the Nasdaq listing rules permit us to appeal a delisting determination by the Staff to a hearings panel.
We intend to continue to monitor the closing bid price of the Common Stock between now and September 9, 2024, and will consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.
If our Class A common stock were to be delisted from Nasdaq, and we might or might not be eligible to list our shares on another market. Such as delisting could negatively impact us by, among other things, reducing the liquidity and market price of our Class A common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY.
As a regular part of our ordinary business operations, we collect and store data, including information necessary for our operations, information from our customers, employees, and our business partners. We recognize these networks and systems may be subject to increasing and continually evolving cybersecurity risks. Our Audit Committee is responsible for overseeing risk management and Cybersecurity is an integral part of the Company's overall risk management program. Our risk management process is designed to identify, prioritize, and monitor risks that could affect our ability to execute our corporate strategy and fulfill our business objectives and to appropriately mitigate such risks.
Our management team is involved in assessing and managing the Company’s material risks from cybersecurity threats, including by hiring appropriate personnel, considering cybersecurity risk in our enterprise risk management strategy, helping prepare for cybersecurity incidents, and participating in the cybersecurity incident response and remediation process for incidents escalated to it including determining materiality. Our management that is involved in these processes includes our Chief Technology Officer, Chief Financial Officer and General Counsel. Management also escalates, as appropriate, reports relating to cybersecurity incidents or threats to our Board or to its Audit Committee.
As part of our risk management processes, we are developing risk assessments to identify the probability, immediacy, and potential magnitude of information security risks. Our internal experts regularly conduct audits and tests of our information systems, and our cybersecurity program is periodically assisted by established, independent third-party consultants, who provide assistance through tabletop and other preparedness exercises. Additionally, we review regular publications on cyber awareness and conduct ongoing simulated phishing exercises. We use the findings from these and other processes to improve our information security practices, procedures and technologies.
While we have not yet experienced any material impacts from a cyber-attack, any one or more future cyber-attacks could materially adversely impact the Company, including a loss of trust among our customers, departures of key employees, general diminishment of our reputation and financial losses from remediation actions, loss of business or potential litigation or regulatory liability. Further, evolving market dynamics are increasingly driving heightened cybersecurity protections and mandating cybersecurity standards for our products, and we may incur additional costs to address these increased risks and to comply with such demands.
See the section titled Item IA. Risk Factors, including “Our business is dependent upon the proper functioning of our internal business processes and information systems. The modification, change of, or interruption of such systems may disrupt our business, processes and internal controls,” for additional information about the risks from cybersecurity threats that may materially affect our business.

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
Holders
At March 21, 2024, there were 234 stockholders of record of the Class A common stock, and there was one stockholder of record of the Class B common stock. These figures do not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Dividends
MediaCo currently intends to retain future earnings for use in its business and has no plans to pay any dividends on shares of its common stock in the foreseeable future.
Share Repurchases
The following table provides information relating to the shares we purchased during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2023 – October 31, 2023	10,166	$0.73	10,166	$1,026,472
November 1, 2023 – November 30, 2023	12,370	$0.61	12,370	$1,018,958
December 1, 2023 – December 31, 2023	22,740	$0.54	22,740	$1,006,775
Total	45,276	$0.60	45,276
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
We have classified the related assets and liabilities associated with our Fairway business as discontinued operations in our consolidated balance sheets and the results of our Fairway business have been presented as discontinued operations in our consolidated statements of income for all periods presented as the sale represented a strategic shift in our business that had a major effect on our operations and financial results. Unless otherwise noted, discussion in management's discussion and analysis refers to the Company's continuing operations. See Note 2 — Discontinued Operations in our consolidated financial statements included elsewhere in this report for additional information.

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
The following table summarizes the sources of our revenues for the years ended December 31, 2023, and 2022. The category “Other” includes barter revenue, network revenue, talent fee revenue and other revenue.

	Year Ended December 31,
	2023		2022
Net revenues:
Spot Radio Advertising	$18,650	57.6%	$25,790	66.8%
Digital	3,677	11.4%	4,713	12.2%
Syndication	2,427	7.5%	1,891	4.9%
Events and Sponsorships	5,766	17.8%	3,380	8.8%
Other	1,871	5.7%	2,821	7.3%
Total net revenues	$32,391		$38,595
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
Along with the rest of the radio industry, our stations have deployed HD Radio®. HD Radio offers listeners advantages over standard analog broadcasts, including improved sound quality and additional digital channels. In addition to offering secondary channels, the HD Radio spectrum allows broadcasters to transmit other forms of data. We are participating with other broadcasters to provide the bandwidth that a third party uses to transmit location-based data to hand-held and in-car navigation devices. The number of radio receivers incorporating HD Radio has increased in the past year, particularly in new automobiles. It is unclear what impact HD Radio will have on the markets in which we operate.
Our stations have also aggressively worked to harness the power of broadband and mobile media distribution in the development of emerging business opportunities by developing highly interactive websites with content that engages our listeners, deploying mobile applications and streaming our content, and harnessing the power of digital video on our websites and YouTube channels.

The results of our broadcast radio operations are solely dependent on the results of our stations in the New York market. Some of our competitors that operate larger station clusters in the New York market are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were down 3.3% for the year ended December 31, 2023, and up 1.6% for the year ended December 31, 2022, as compared to the same periods of the prior year. During these periods, revenues for our New York cluster were down 18.3% and down 8.5%, respectively. The decreases for our New York cluster were largely driven by lower healthcare spend, which our stations benefited from more than those serving the general population in the prior year due to the targeted nature of the awareness campaigns and lower casino/gambling spend as the regulatory environment in New York as made it less attractive in the state.
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
FCC Licenses
As of December 31, 2023, we have recorded approximately $63.3 million for FCC licenses, which represents approximately 66% of our total assets. We would not be able to operate our radio stations without the related FCC license for each property. FCC broadcast licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, each of our FCC licenses has been renewed at the end of its respective period, and we expect that each FCC license will continue to be renewed in the future. We consider our FCC licenses to be indefinite-lived intangibles.
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
For the years ended December 31, 2023, and 2022, we completed our annual impairment tests on October 1 of each year and will continue to perform our assessments on this date in future years.
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

	October 1, 2023	October 1, 2022
Discount Rate	12.7%	12.7%
Long-term Revenue Growth Rate	0.5%	0.6%
Mature Market Share	10.8%	9.8%
Operating Profit Margin	22.9-29.0%	23.5-29.0%
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
RESULTS OF OPERATIONS
Year ended December 31, 2023 compared to year ended December 31, 2022
The following discussion refers to the Company’s continuing operations. See Note 2 — Discontinued Operations in our consolidated financial statements included elsewhere in this report for additional information.
Net revenues:

	Year ended December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Net revenues	$32,391	$38,595	$(6,204)	(16.1)%
Net radio revenues decreased due to a substantial declines in healthcare spend as COVID-19 vaccination awareness campaigns slowed as well as online gambling, automotive and wireless advertising spend. These decreases were partially offset by stronger ticket sales and broadcast sponsorships of our annual Summer Jam concert, as well as stronger tourism and live event advertising spend as the restrictions on travel, social gatherings, and business activities have continued to ease.
We typically monitor the performance of our stations against the aggregate performance of the market in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for the New York radio market decreased 3.3% for the year ended December 31, 2023, as compared to the prior year. Our gross revenues reported to Miller Kaplan were down 18.3% for the year ended December 31, 2023, as compared to the prior year.
Operating expenses excluding depreciation and amortization expense:

	Year ended December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Operating expenses excluding depreciation and amortization expenses:	$32,633	$32,847	$(214)	(0.7)%
Radio operating expenses excluding depreciation and amortization expense decreased during the year ended December 31, 2023 as lower Summer Jam production costs, ratings costs, and music license fees were partially offset by higher noncash lease expense related to the new office lease that commenced in February 2023 and professional service fees, which were mainly incurred during the first quarter.

Corporate expenses:

	Year ended December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Corporate expenses	$5,451	$6,463	$(1,012)	(15.7)%
The decrease in corporate expenses for the year ended December 31, 2023 was primarily due lower stock based compensation expense driven by higher stock based bonuses awarded in the prior year, partially offset by higher professional service fees.
Depreciation and amortization:

	Year ended December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Depreciation and amortization	$568	$666	$(98)	(14.7)%
Radio depreciation and amortization expense decreased compared to the prior year due to certain assets becoming fully depreciated in the prior year, partially offset by intangible software costs related to our updated websites and mobile applications placed in service in the third quarter of 2022.
Loss on disposal of assets:

	Year ended December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Loss on disposal of assets	$526	$5	$521	10,420.0%
Loss on disposal of assets increased compared to the prior year primarily due to the disposal of certain intangible assets related to our websites and a generator at our prior location upon the move to our new location for our radio operations and corporate offices in the current year.
Operating (loss) income:

	Year ended December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Operating (loss) income	$(6,787)	$(1,386)	$(5,401)	389.7%
See “Net revenues,” “Operating expenses excluding depreciation and amortization,” “Corporate expenses,” “Depreciation and amortization,” and “Loss on disposal of assets” above.
Interest expense:

	Year ended December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Interest expense	$(426)	$(6,980)	$6,554	(93.9)%
Interest expense decreased due to the pay down in December 2022 of the senior credit facility, the conversion in July 2022 of the outstanding principal and accrued but unpaid interest of the SG Broadcasting promissory notes into the Company’s Class A common stock, and the partial conversions in August and December 2022 of $0.9 million of the outstanding principal of the Emmis convertible promissory notes into shares of the Company’s Class A common stock, as well as a lower interest rate on the outstanding balance of the Emmis convertible promissory note after the pay down of the senior credit facility. This was partially offset by accrued interest on the Emmis convertible promissory note being paid in kind in the fourth quarter of 2022, which increased the principal balance for the current year.
Other income:

	Year ended December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Other income	$100	$125	$(25)	(20.0)%
Other income decreased slightly compared to the prior year as income from the transaction services agreement (“TSA”) related to the Fairway sale recorded in the current year were more than offset by additional costs incurred to fulfill the TSA and various other expenses.

Loss on debt extinguishment:

	Year ended December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Loss on debt extinguishment	$—	$(1,218)	$1,218	(100.0)%
Loss on debt extinguishment in the prior year related to the pay down in December 2022 of the senior credit facility. There were no such transactions in the current year.
Provision for income taxes:

	Year ended December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Provision for income taxes	$308	$336	$(28)	(8.3)%
See Note 12 — Income Taxes in our consolidated financial statements included elsewhere in this report.
Consolidated net (loss) income:

	Year ended December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Consolidated net (loss) income	$(7,631)	$30,914	$(38,545)	(124.7)%
The decrease in consolidated net (loss) income was due to the gain on sale of Fairway in the prior year and increased operating loss from continuing operations. See “Net revenues,” “Operating expenses excluding depreciation and amortization,”, “Corporate expenses,” “Interest expense,” “Loss on debt extinguishment,” and “Provision for income taxes” above and Note 2 — Discontinued Operations in our consolidated financial statements included elsewhere in this report.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and our At Market Issuance Sales Agreement. Our primary uses of capital have been, and are expected to continue to be, capital expenditures, working capital, and acquisitions.
Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Pursuant to ASC Topic 205-40, “Going Concern,” the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern within one year of the date of the filing of these financial statements (April 1, 2024). Management considered the Company’s ability to forecast future cash flows, current financial condition, sources of liquidity and debt service obligations due on or before April 1, 2025.
The Company has experienced downturns in revenues and profitability and expects these to continue for an undetermined period of time. Management has considered these circumstances in assessing the Company’s liquidity over the next year. Liquidity is a measure of an entity’s ability to meet potential cash requirements, maintain its assets, fund its operations, and meet the other general cash needs of its business. The Company’s liquidity is impacted by general economic, financial, competitive, and other factors beyond its control. The Company’s liquidity requirements consist primarily of funds necessary to pay its expenses, principally debt service and operational expenses, such as labor costs, and other related expenditures. The Company generally satisfies its liquidity needs through cash provided by operations. In addition, the Company has taken steps to enhance its ability to fund its operational expenses by reducing various costs and is prepared to take additional steps as necessary.
At December 31, 2023, we had $6.5 million outstanding to Emmis under the Emmis Convertible Promissory Note (as defined in Note 13), all of which is classified as current and has debt service obligations of approximately $7.1 million due under its Emmis Convertible Promissory Note from April 1, 2024 (the date of issuance of these financial statements) through April 1, 2025. As a result of this debt service obligation to Emmis, management anticipates the Company will be unable to meet its liquidity needs for the next twelve months with cash and cash equivalents on hand and projected cash flows from operations. As a result, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.
Management is prepared to implement additional cost cutting measures, as necessary, and intends to seek additional borrowings to meet its debt service obligations, if needed. While the Company has been successful in obtaining additional liquidity in the past, no assurances can be made that the Company will receive such liquidity in the future.

At December 31, 2023 we had cash, cash equivalents and restricted cash of $7.1 million and net working capital of $2.2 million. At December 31, 2022, we had cash, cash equivalents and restricted cash of $15.3 million and net working capital of $13.3 million. The decrease in net working capital was driven by payment of income taxes related to the gain on sale of Fairway and lower accounts receivable as sales declined in the current year.
As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths.
Operating Activities
Cash used in continuing operating activities was $5.6 million for the year ended December 31, 2023 compared to cash provided by continuing operating activities of $2.3 million for the year ended December 31, 2022. The decrease was mainly attributable to payments of income taxes, lower collections of accounts receivable compared to the prior year, and lower accounts payable in the current year due to timing of payments.
Investing Activities
Cash used in continuing investing activities was $1.7 million for the year ended December 31, 2023, primarily attributable to capital expenditures related to a new digital platform project and the build out of our new space for radio operations and corporate offices. Cash provided by investing activities of $77.6 million for the year ended December 31, 2022 was primarily attributable to the proceeds from the sale of Fairway, partially offset by capital expenditures.
Financing Activities
Cash used in continuing financing activities was $1.2 million for the year ended December 31, 2023, primarily attributable to repurchases of our Class A common stock of $0.8 million and settlement of tax withholding obligations of $0.4 million.
Cash used in continuing financing activities was $70.1 million for the year ended December 31, 2022, primarily attributable to the pay down of outstanding long-term debt of $68.6 million and settlement of tax withholding obligations of $1.3 million.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of MediaCo Holding Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MediaCo Holding Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in retained earnings (deficit), and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced a downturn in revenue and profitability and does not expect to be able to meet its liquidity needs within one year after the date of issuance of its consolidated financial statements. As a result, the Company has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
Indianapolis, IN
April 1, 2024

MEDIACO HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share amounts)	2023	2022
NET REVENUES	$32,391	$38,595
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	32,633	32,847
Corporate expenses	5,451	6,463
Depreciation and amortization	568	666
Loss on disposal of assets	526	5
Total operating expenses	39,178	39,981
OPERATING LOSS	(6,787)	(1,386)
OTHER INCOME (EXPENSE):
Interest expense, net	(426)	(6,980)
Other income	100	125
Loss on debt extinguishment	—	(1,218)
Total other expense	(326)	(8,073)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,113)	(9,459)
PROVISION FOR INCOME TAXES	308	336
NET LOSS FROM CONTINUING OPERATIONS	(7,421)	(9,795)
DISCONTINUED OPERATIONS:
Loss from discontinued operations before income taxes	(284)	(3,081)
Gain on sale of discontinued operations	—	46,875
Income tax benefit (expense) from discontinued operations	74	(3,085)
NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS	(210)	40,709
CONSOLIDATED NET (LOSS) INCOME	(7,631)	30,914
PREFERRED STOCK DIVIDENDS	2,415	3,330
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(10,046)	$27,584

Net (loss) income per share attributable to common shareholders - basic and diluted:
Continuing operations	$(0.39)	$(0.98)
Discontinued operations	$(0.01)	$3.04
Net (loss) income per share attributable to common shareholders - basic and diluted:	$(0.40)	$2.06

Weighted average common shares outstanding:
Basic	24,876	13,380
Diluted	24,876	13,380
The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	DECEMBER 31, 2023	DECEMBER 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,817	$10,925
Restricted cash	1,337	2,500
Accounts receivable, net of allowance for doubtful accounts of $353 and $122, respectively	6,675	8,568
Prepaid expenses	891	979
Other	1,188	341
Current assets of discontinued operations	—	1,066
Total current assets	13,908	24,379
PROPERTY AND EQUIPMENT:
Leasehold improvements	1,102	8,474
Broadcasting equipment	3,516	5,786
Office equipment, computer equipment, software and automobiles	1,027	1,973
Construction in progress	740	31
	6,385	16,264
Less accumulated depreciation and amortization	(5,005)	(15,683)
Total property and equipment, net	1,380	581
INTANGIBLE ASSETS:
Indefinite lived intangibles	63,266	63,266
Other intangibles	3,737	3,649
	67,003	66,915
Less accumulated amortization	(2,410)	(2,212)
Total intangible assets, net	64,593	64,703
OTHER ASSETS:
Operating lease right of use assets	13,614	5,088
Deposits and other	1,996	1,954
Total other assets	15,610	7,042
Total assets	$95,491	$96,705
The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – (CONTINUED)

(in thousands, except share data)	DECEMBER 31, 2023	DECEMBER 31, 2022
LIABILITIES AND RETAINED DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,625	$3,880
Current maturities of long-term debt	6,458	—
Accrued salaries and commissions	539	875
Deferred revenue	557	825
Operating lease liabilities	1,444	1,816
Other	65	35
Income taxes payable	29	3,008
Current liabilities of discontinued operations	—	659
Total current liabilities	11,717	11,098
LONG-TERM DEBT, NET OF CURRENT PORTION	—	5,950
OPERATING LEASE LIABILITIES, NET OF CURRENT	14,333	3,808
DEFERRED INCOME TAXES	2,775	2,483
OTHER NONCURRENT LIABILITIES	502	51
Total liabilities	29,327	23,390
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK, $0.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED; 286,031 AND 260,000 SHARES ISSUED AND OUTSTANDING AT DECEMBER 31, 2023 AND 2022	28,754	26,339
EQUITY:
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 20,741,865 shares and 20,443,138 shares at December 31, 2023 and 2022, respectively	210	207
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 5,413,197 shares at December 31, 2023 and 2022	54	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	60,294	59,817
Accumulated deficit	(23,148)	(13,102)
Total equity	37,410	46,976
Total liabilities and equity	$95,491	$96,705
The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022

	Class A Common Stock		Class B Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	APIC	Retained Earnings (Deficit)	Total
BALANCE, DECEMBER 31, 2021	3,056,757	$31	5,413,197	$54	$24,030	$(40,686)	$(16,571)
Net income	—	—	—	—	—	30,914	30,914
Issuance of class A to employees, officers and directors	530,001	6	—	—	1,275	—	1,281
Conversion of convertible promissory notes	13,714,730	138	—	—	30,766	—	30,904
Conversion of preferred shares	3,328,728	34	—	—	3,966	—	4,000
Repurchase of class A common shares	(187,078)	(2)	—	—	(220)	—	(222)
Preferred stock dividends	—	—	—	—	—	(3,330)	(3,330)
BALANCE, DECEMBER 31, 2022	20,443,138	$207	5,413,197	$54	$59,817	$(13,102)	$46,976
Net loss	—	—	—	—	—	(7,631)	(7,631)
Issuance of class A to employees, officers and directors	928,607	9	—	—	1,242	—	1,251
Repurchase of class A common shares	(629,880)	(6)	—	—	(765)	—	(771)
Preferred stock dividends	—	—	—	—	—	(2,415)	(2,415)
BALANCE, DECEMBER 31, 2023	20,741,865	$210	5,413,197	$54	$60,294	$(23,148)	$37,410
The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2023	2022
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(7,631)	$30,914
Less: Loss (income) from discontinued operations, net of tax	210	(40,709)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities from continuing operations:
Noncash loss on debt extinguishment	—	1,180
Depreciation and amortization	568	666
Amortization of deferred financing costs, including original issue discount	—	610
Noncash interest expense	508	1,436
Noncash lease expense	1,557	2,162
Provision for bad debts	282	2
Provision for deferred income taxes	272	336
Noncash compensation	1,688	2,514
Loss on sale of property and equipment	565	5
Other noncash items	342	53
Changes in assets and liabilities:
Accounts receivable	1,611	3,626
Prepaid expenses and other current assets	(162)	576
Other assets	—	—
Accounts payable and accrued liabilities	(1,526)	1,062
Deferred revenue	(268)	(472)
Operating lease liabilities	(238)	(2,319)
Income taxes	(3,129)	—
Other liabilities	(219)	678
Net cash (used in) provided by continuing operating activities	(5,570)	2,320
Net cash provided by (used in) discontinued operating activities	255	(122)
Net cash (used in) provided by operating activities	(5,315)	2,198
INVESTING ACTIVITIES:
Purchases of property and equipment	(1,069)	(76)
Purchases of internally-created software	(597)	(1,293)
Proceeds from sale of discontinued operations	—	78,982
Net cash (used in) provided by continuing investing activities	(1,666)	77,613
Net cash used in discontinued investing activities	—	(422)
Net cash (used in) provided by investing activities	(1,666)	77,191
FINANCING ACTIVITIES:
Payments on long-term debt	—	(68,573)
Repurchases of class A common stock	(771)	(222)
Settlement of tax withholding obligations	(440)	(1,343)
Net cash used in continuing financing activities	(1,211)	(70,138)
Net cash used in discontinued financing activities	(38)	(71)
Net cash used in financing activities	(1,249)	(70,209)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8,230)	9,180
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	15,301	6,121
End of period	$7,071	$15,301
SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$—	$6,308
Income taxes - Federal	2,290	—
Income taxes - State	752	—
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
We have classified the related assets and liabilities associated with our Fairway business as discontinued operations in our consolidated balance sheets and the results of our Fairway business have been presented as discontinued operations in our consolidated statements of income for all periods presented as the sale represented a strategic shift in our business that had a major effect on our operations and financial results. Unless otherwise noted, discussion in the notes to consolidated financial statements refers to the Company's continuing operations. See Note 2 — Discontinued Operations for additional information.
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
Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Pursuant to ASC Topic 205-40, “Going Concern,” the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern within one year of the date of the filing of these financial statements (April 1, 2024). Management considered the Company’s ability to forecast future cash flows, current financial condition, sources of liquidity and debt service obligations due on or before April 1, 2025.
The Company has experienced downturns in revenues and profitability and expects these to continue for an undetermined period of time. Management has considered these circumstances in assessing the Company’s liquidity over the next year. Liquidity is a measure of an entity’s ability to meet potential cash requirements, maintain its assets, fund its operations, and meet the other general cash needs of its business. The Company’s liquidity is impacted by general economic, financial, competitive, and other factors beyond its control. The Company’s liquidity requirements consist primarily of funds necessary to pay its expenses, principally debt service and operational expenses, such as labor costs, and other related expenditures. The Company generally satisfies its liquidity needs through cash provided by operations. In addition, the Company has taken steps to enhance its ability to fund its operational expenses by reducing various costs and is prepared to take additional steps as necessary.
The Company has debt service obligations of approximately $7.1 million due under its Emmis Convertible Promissory Note (as defined in Note 13) from April 1, 2024 (the date of issuance of these financial statements) through April 1, 2025. As a result of this debt service obligation to Emmis, management anticipates the Company will be unable to meet its liquidity needs for the next twelve months with cash and cash equivalents on hand and projected cash flows from operations. As a result, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.
Management is prepared to implement additional cost cutting measures, as necessary, and intends to seek additional borrowings to meet its debt service obligations, if needed. While the Company has been successful in obtaining additional liquidity in the past, no assurances can be made that the Company will receive such liquidity in the future.

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
Allowance for Doubtful Accounts
An allowance for doubtful accounts is recorded based on management’s judgment of the collectability of receivables. When assessing the collectability of receivables, management considers, among other things, historical loss experience and existing economic conditions. Amounts are written off after all normal collection efforts have been exhausted. The activity in the allowance for doubtful accounts for the years ended December 31, 2023, and 2022, was as follows:

	Balance At Beginning Of Period	Provision	Write-Offs	Balance At End Of Period
Year ended December 31, 2022	$186	2	(66)	$122
Year ended December 31, 2023	$122	282	(51)	$353
Cash and Cash Equivalents
MediaCo considers time deposits, money market fund shares and all highly liquid debt investment instruments with original maturities of three months or less to be cash equivalents. At times, such deposits may be in excess of FDIC insurance limits. Restricted cash at December 31, 2023 and 2022 represents $1.3 million and $2.5 million, respectively, held in escrow related to the Company's disposition of the Fairway business and $1.9 million and $1.8 million, respectively, held as collateral for a letter of credit entered into in connection with the lease in New York City for our radio operations and corporate offices and included in the line item Deposits and Other in the consolidated balance sheets.
Property and Equipment
Property and equipment are recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets, which are 30 to 39 years for buildings, the shorter of economic life or expected lease term for leasehold improvements, five to seven years for broadcasting equipment, five years for automobiles, office equipment and computer equipment, and three to five years for software. Maintenance, repairs and minor renewals are expensed as incurred; improvements are capitalized. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations. See below for more discussion of impairment policies related to our property and equipment. Depreciation expense for the years ended December 31, 2023, and 2022, was $0.3 million and $0.6 million, respectively.

Intangible Assets
Indefinite-lived Intangibles
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” radio broadcasting licenses are not amortized, but are tested at least annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. See Note 10 — Intangible Assets, for more discussion of our annual impairment tests performed during the years ended December 31, 2023, and 2022.
Definite-lived Intangibles
The Company’s definite-lived intangible assets consist of software developed internally and programming agreements related to our radio business. These are amortized over the period of time the intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.
Advertising Costs
Advertising costs are expensed when incurred. Advertising expenses were $0.5 million and $0.6 million for the years ended December 31, 2023, and 2022, respectively.
Deferred Revenue and Barter Transactions
Deferred revenue includes deferred barter and other transactions in which payments are received prior to the performance of services (e.g., cash-in-advance advertising). Barter transactions are recorded at the estimated fair value of the product or service received. Revenue from barter transactions is recognized when commercials are broadcast. The appropriate expense or asset is recognized when merchandise or services are used or received. Barter revenues were $0.8 million for the years ended December 31, 2023, and 2022. Barter expenses were $0.8 million for the years ended December 31, 2023, and 2022.
Earnings Per Share
Our basic and diluted net income (loss) per share is computed using the two-class method. The two-class method is an earnings allocation that determines net income (loss) per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses. Shares of Series A preferred stock include rights to participate in dividends and distributions to common stockholders on an if-converted basis, and accordingly are considered participating securities. During periods of undistributed losses however, no effect is given to our participating securities since they are not contractually obligated to share in the losses. We have elected to determine the earnings allocation based on income (loss) from continuing operations. As there is a loss from continuing operations, all potentially dilutive items were anti-dilutive and thus basic and diluted weighted-average shares are the same.
The following is a reconciliation of basic and diluted net income (loss) per share attributable to Class A and Class B common shareholders:

	Year Ended December 31,
	2023	2022
Numerator:
Loss from continuing operations	$(7,421)	$(9,795)
Less: Preferred stock dividends	(2,415)	(3,330)
Loss from continuing operations available to common shareholders	(9,836)	(13,125)
(Loss) income from discontinued operations, net of income taxes	(210)	40,709
Net (loss) income available to common shareholders	(10,046)	27,584

Denominator:
Weighted-average shares of common stock outstanding — basic and diluted	24,876	13,380

Earnings per share of common stock attributable to common shareholders:
Net (loss) income per share attributable to common shareholders - basic and diluted:
Continuing operations	$(0.39)	$(0.98)
Discontinued operations	(0.01)	3.04
Net (loss) income per share attributable to common shareholders - basic and diluted:	$(0.40)	$2.06

The following convertible equity shares and restricted stock awards were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

	Year Ended December 31,
(in thousands)	2023	2022
Convertible Emmis promissory note	4,902	1,400
Convertible Standard General promissory notes	—	3,088
Series A convertible preferred stock	21,634	6,105
Restricted stock awards	641	331
Total	27,177	10,924
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
Recent Accounting Pronouncements Implemented
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses, which introduces new guidance for an approach based on using expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities and net investments in leases as well as reinsurance and trade receivables. We adopted this standard on January 1, 2023. The adoption of the new standard did not have a significant impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Implemented
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures by enhancing information about how an entity’s operations and related tax risks and its tax planning and operation opportunities affect its tax rate and prospects for future cash flows. This guidance is effective for fiscal years beginning after December 31, 2024, with early adoption permitted. Adoption allows for prospective application, with retrospective application permitted. We are currently assessing the impact this standard will have on our consolidated financial statements, including, but not limited to, our income taxes footnote disclosure.
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
The financial results of Fairway are presented as income from discontinued operations on our consolidated statements of income. The following table presents the financial results of Fairway:

	Year ended December 31,
	2023	2022(a)
Net revenues	$—	$13,484
OPERATING EXPENSES
Operating expenses excluding depreciation and amortization expense	284	10,368
Depreciation and amortization	—	3,035
Loss on disposal of assets	—	68
Total operating expenses	284	13,471
(Loss) income from operations of discontinued operations	(284)	13
Interest and other, net	—	(3,094)
Loss from discontinued operations before income taxes and gain on sale	(284)	(3,081)
Pre-tax gain on sale	—	46,875
(Loss) income from discontinued operations, before income taxes	(284)	43,794
Income tax benefit (expense)	74	(3,085)
(Loss) income from discontinued operations, net of income taxes	$(210)	$40,709
(a)    Includes Fairway financial results through the transaction close on December 9, 2022 and the related gain on sale.
The following table presents the aggregate carrying amounts of assets and liabilities of discontinued operations for Fairway in the consolidated balance sheets:

	December 31, 2023	December 31, 2022
Assets:
Accounts receivable, net	—	1,026
Other	—	40
Total current assets of discontinued operations	—	1,066
Liabilities:
Accounts payable and accrued expenses	—	659
Total current liabilities of discontinued operations	—	659

3. COMMON STOCK
MediaCo has authorized Class A common stock, Class B common stock, and Class C common stock. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. All Class B common stock outstanding is owned by SG Broadcasting. At December 31, 2023 and December 31, 2022, no shares of Class C common stock were issued or outstanding.
On December 16, 2022, our Board approved a stock repurchase plan (the “Repurchase Plan”), to repurchase from time to time, in the open market or through privately negotiated transactions, shares, up to $2.0 million in the aggregate of shares of our Class A common stock. The timing of purchases and the exact number of shares to be purchased depends on market conditions. The Repurchase Plan does not include specific price targets or timetables and may be suspended or terminated at any time. During the years ended December 31, 2023 and 2022, we repurchased under the Repurchase Plan 629,880 and 187,078 shares of Class A common stock for an aggregate of $0.8 million and $0.2 million, respectively. Subsequent to December 31, 2023 through March 21, 2024 we repurchased under the Repurchase Plan an additional 11,304 shares of Class A common stock for an immaterial amount.
On August 20, 2021, MediaCo Holding Inc. entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc.(“B. Riley”), pursuant to which the Company may offer and sell, from time to time through or to B. Riley, as agent or principal, shares of the Company’s Class A Common Stock, $0.01 par value per share, having an aggregate offering price of up to $12.5 million. During the years ended December 31, 2023 and 2022, no stock was sold under this agreement.
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
MediaCo Series A Preferred Shares rank senior in preference to the MediaCo Class A common stock, MediaCo Class B common stock, and the MediaCo Class C common stock. Pursuant to the Articles of Amendment, the ability of the Company to make distributions with respect to, or make a liquidation payment on, any other class of capital stock in the Company designated to be junior to, or on parity with, the MediaCo Series A Preferred Shares, will be subject to certain restrictions, including that (i) the MediaCo Series A Preferred Shares shall be entitled to receive the amount of dividends per share that would be payable on the number of whole common shares of the Company into which each share of MediaCo Series A Preferred Share could be converted, and (ii) the MediaCo Series A Preferred Shares, upon any liquidation, dissolution or winding up of the Company, shall be entitled to a preference on the assets of the Company. Issued and outstanding shares of MediaCo Series A Preferred Shares shall accrue cumulative dividends, payable in kind, at an annual rate equal to the interest rate on any senior debt of the Company (see Note 7), or if no senior debt is outstanding, 6%, plus additional increases of 1% on December 12, 2020 and each anniversary thereof. On December 13, 2023 and 2022, dividends of $2.4 million and $3.4 million, respectively, were paid in kind. The payment in-kind (“PIK”) increased the accrued value of the preferred stock 26,031 and 80,000 additional shares, respectively, were issued as part of these payments.
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
There were 300,000 shares designated as MediaCo Series A Preferred shares available to be issued as of December 31, 2022. On March 23, 2023, the Company filed Articles of Amendment to its Articles of Amendment of Amended & Restated Articles of Incorporation to increase the number of designated shares of MediaCo Series A Preferred Shares from 300,000 to 500,000. The additional shares will only be issued in payment of the PIK dividends payable on outstanding shares of the Convertible Preferred Stock.
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
We determine the fair value of restricted stock awards based on the closing price of our stock on the date of grant. We generally recognize compensation expense related to restricted stock awards on a straight-line basis over the period during which the restriction lapses. Forfeitures are recognized in the period in which they occur. The following table presents a summary of the Company’s restricted stock grants outstanding at December 31, 2023, and restricted stock activity during the year ended December 31, 2023 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	856	$3.10
Granted	1,786	0.98
Vested (restriction lapsed)	(1,031)	2.12
Forfeited	(448)	2.08
Grants outstanding, end of period	1,163	$1.17
Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense recognized by the Company for the years ended December 31, 2023 and 2022. Tax expense related to stock compensation for the year ended December 31, 2023 was $0.2 million and was not material for the year ended December 31, 2022.

	Year Ended December 31,
	2023	2022
Operating expenses excluding depreciation and amortization	$1,008	$565
Corporate expenses	680	1,950
Loss from discontinued operations before income taxes	—	232
Stock-based compensation expense	$1,688	$2,747
As of December 31, 2023, there was $0.7 million of unrecognized compensation cost related to nonvested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.2 years.
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
Disaggregation of revenue
The following table presents the Company's revenues disaggregated by revenue source:

	Year Ended December 31,
	2023		2022
Net revenues:
Spot Radio Advertising	$18,650	57.6%	$25,790	66.8%
Digital	3,677	11.4%	4,713	12.2%
Syndication	2,427	7.5%	1,891	4.9%
Events and Sponsorships	5,766	17.8%	3,380	8.8%
Other	1,871	5.7%	2,821	7.3%
Total net revenues	$32,391		$38,595
7. LONG-TERM DEBT
Long-term debt was comprised of the note payable to Emmis of $6.5 million and $6.0 million at December 31, 2023 and 2022, respectively, and was classified as current at December 31, 2023 as the note matures within the next 12 months.
Emmis Convertible Promissory Note
The Emmis Convertible Promissory Note (as defined in Note 13) carries interest at a base rate equal to the interest on any senior credit facility, including any applicable paid in kind rate, or if no senior credit facility is outstanding, of 6.0%, plus an additional 1.0% on any payment of interest in kind and, without regard to whether the Company pays such interest in kind, an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. The Company has been accruing interest since inception using the rate applicable if the interest will be paid in kind. The Emmis Convertible Promissory Note is convertible, in whole or in part, into MediaCo Class A common stock at the option of Emmis and at a strike price equal to the thirty-day volume weighted average price of the MediaCo Class A common stock on the date of conversion. The Emmis Convertible Promissory Note matures on November 25, 2024.
On December 21, 2022, Emmis exercised its right to partially convert the outstanding principal and accrued but unpaid interest on the Emmis Convertible Promissory Note of $0.9 million and $0.1 million, respectively, for 0.8 million of the Company's Class A common stock.
For the year ended December 31, 2023, interest of $0.5 million was paid-in-kind and added to the principal balance outstanding which was $6.5 million at December 31, 2023.
The Company has debt service obligations of approximately $7.1 million due under its Emmis Convertible Promissory Note from April 1, 2024 (the date of issuance of these financial statements) through April 1, 2025. As a result of this debt service obligation to Emmis, management anticipates the Company will be unable to meet its liquidity needs for the next twelve months with cash and cash equivalents on hand and projected cash flows from operations. See Note 1 for additional information.

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
SG Broadcasting Promissory Notes
On July 28, 2022, SG Broadcasting exercised its right to convert the outstanding principal and accrued but unpaid interest on the SG Broadcasting Promissory Notes (as defined in Note 13) of $28.0 million and $1.9 million, respectively, for 12.9 million shares of the Company’s Class A common stock. The SG Broadcasting Promissory Notes were terminated at that time, except for one such promissory note issued on May 19, 2021 (the “May 2021 SG Broadcasting Promissory Note”), which expired on June 30, 2023, with no amounts outstanding thereunder as of its expiration or as of December 31, 2022.
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
Recurring Fair Value Measurements
The Company has no financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2023 or 2022.
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
9. LEASES
We determine if an arrangement is a lease at inception. We have operating leases for office space and tower space, expiring at various dates through October 2039. Some leases have options to extend and some have options to terminate. Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities in our consolidated balance sheets.
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
We elected not to apply the recognition requirements of ASC 842, “Leases”, to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, we recognized lease payments in the consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense for the year ended December 31, 2023 was $0.1 million and was not material for the year ended December 31, 2022.
On November 18, 2022, the Company entered into a lease agreement in New York City for our radio operations and corporate offices with a lease commencement date of February 1, 2023 and a noncancellable lease term through October 2039. This resulted in a right of use asset of $10.4 million and an operating lease liability of $10.4 million when recorded at lease commencement.
The impact of operating leases to our consolidated financial statements was as follows:

	Year Ended December 31,
	2023	2022
Lease Cost
Operating lease cost	$3,468	$2,550
Other Information
Operating cash flows from operating leases	2,061	2,996
Weighted average remaining lease term - operating leases (in years)	14.0	7.0
Weighted average discount rate - operating leases	11.4%	5.9%
As of December 31, 2023, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ended December 31,
2024	$1,663
2025	2,053
2026	2,453
2027	2,477
2028	2,500
After 2028	26,560
Total lease payments	37,706
Less: imputed interest	(21,929)
Total recorded lease liabilities	$15,777
10. INTANGIBLE ASSETS
As of December 31, 2023 and 2022, intangible assets, net consisted of the following:

	December 31, 2023	December 31, 2022
Indefinite-lived intangible assets:
FCC Licenses	$63,266	$63,266
Definite-lived intangible assets:
Software	1,327	1,437
Total	$64,593	$64,703

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
Impairment Testing
The Company generally performs its annual impairment review of indefinite-lived intangibles as of October 1 each year. At the time of each impairment review, if the fair value of the indefinite-lived intangible is less than its carrying value, a charge is recorded to results of operations. When indicators of impairment are present, the Company will perform an interim impairment test. We will perform additional interim impairment assessments whenever triggering events suggest such testing for the recoverability of these assets is warranted. During the years ended December 31, 2023, and 2022, the Company did not record any impairment losses.
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

	October 1, 2023	October 1, 2022
Discount Rate	12.7%	12.7%
Long-term Revenue Growth Rate	0.5%	0.6%
Mature Market Share	10.8%	9.8%
Operating Profit Margin	22.9-29.0%	23.5-29.0%
As of both December 31, 2023 and 2022, the carrying amount of the Company’s FCC licenses was $63.3 million.
Definite-lived Intangibles
The following table presents the weighted-average remaining useful life at December 31, 2023 and gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at December 31, 2023 and 2022:

		December 31, 2023			December 31, 2022
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software	4.3	$1,583	$256	$1,327	$1,495	$58	$1,437

The software was developed internally by our radio operations and represents our updated websites and mobile applications, which offer increased functionality and opportunities to grow and interact with our audience. They cost $1.6 million to develop and useful lives of five years and seven years were assigned to the application and website, respectively. Assets related to our websites placed in service during 2022 were disposed in the current year resulting in a loss of $0.3 million, included in Loss on disposal of assets in the consolidated statements of operations.
Total amortization expense from definite-lived intangibles for the years ended December 31, 2023, and 2022, was $0.3 million and $0.1 million, respectively. The Company estimates amortization expense each of the next five years as follows:

Year ended December 31,	Amortization Expense
2024	$317
2025	317
2026	317
2027	274
2028	102
After 2028	—
Total	$1,327
11. OTHER COMMITMENTS AND CONTINGENCIES
Commitments
The Company has various commitments under contracts that include purchase obligations and employment agreements with annual commitments at December 31, 2023 as follows:

Year ended December 31,	Total Payments
2024	$2,044
2025	1,360
2026	479
2027	—
2028	—
Thereafter	—
Total	$3,883
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
On December 14, 2022, the Company received a letter (the “Third Nasdaq Letter”) from the Nasdaq Office of General Counsel stating that it had been informed by the Staff that the Company’s stockholders’ equity deficiency had been cured, and that the Company is now in compliance with all applicable listing standards. Consequently, the Third Nasdaq Letter informed the Company that the scheduled hearing to appeal the delisting proceedings had been cancelled, and the Company’s stock will continue to be listed on The Nasdaq Stock Market.
On September 15, 2023, the Company received a notification letter from the Nasdaq Listing Qualifications Department (the “Staff”) notifying the Company that, because the closing bid price for the Company's Class A common stock was below $1.00 for 30 consecutive business days, the Company no longer met the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”).
The Nasdaq deficiency letter has no immediate effect on the listing of the Class A common stock, and the Class A common stock will continue to trade on The Nasdaq Capital Market under the symbol “MDIA” at this time.
In accordance with Nasdaq Listing Rule 5810(c)(3)(A)(ii), the Company was given 180 calendar days, or until March 13, 2024, to regain compliance with the Minimum Bid Price Requirement. The Company did not achieve compliance during that period. On March 14, 2024, the Company received a notification letter from the Staff notifying the Company that that it had been granted an additional 180 days, or until September 9, 2024, to regain compliance with the Minimum Bid Price Requirement, based on meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period.
If at any time before September 9, 2024, the bid price of our Class A common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that we have achieved compliance. If we do not regain compliance with the Minimum Bid Price Requirement by the end of the second compliance period, the Class A common stock will become subject to delisting. In the event that the Company receives notice that the Class A common stock is being delisted, the Nasdaq listing rules permit the Company to appeal a delisting determination by the Staff to a hearings panel.
The Company intends to continue to monitor the closing bid price of the Common Stock between now and September 9, 2024, and will consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

12. INCOME TAXES
The provision for income taxes for continuing operations for the years ended December 31, 2023, and 2022, consisted of the following:

	Year Ended December 31,
	2023	2022
Current:
Federal	$36	$—
State	—	—
Total current	36	—
Deferred:
Federal	68	90
State	204	246
Total deferred	272	336
Provision for income taxes	$308	$336
The provision for income taxes for continuing operations for the years ended December 31, 2023, and 2022, differs from that computed at the Federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2023	2022
Federal statutory income tax rate	21%	21%
Computed income tax provision at federal statutory rate	$(1,494)	$(1,986)
State income tax	(268)	(652)
State tax rate change	—	(278)
Equity based compensation	230	32
Valuation allowance	1,822	3,188
Other	18	32
Provision for income taxes	$308	$336
The final determination of our income tax liability may be materially different from our income tax provision. Significant judgment is required in determining our provision for income taxes. Our calculation of the provision for income taxes is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. In addition, our income tax returns are subject to periodic examination by the Internal Revenue Service and other taxing authorities. As of December 31, 2023, the Company had no open income tax examinations.

The components of deferred tax assets and deferred tax liabilities at December 31, 2023, and 2022, were as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Intangible assets	$11,148	$12,197
Lease liability	4,891	1,749
Interest deduction carryforward	6,137	5,915
Stock compensation	209	340
Net operating losses	3,912	450
Property and equipment	61	812
Other	383	112
Valuation allowance	(16,599)	(14,718)
Total deferred tax assets	10,142	6,857
Deferred tax liabilities
Indefinite-lived intangible assets	(8,697)	(7,763)
Right of use asset	(4,220)	(1,577)
Total deferred tax liabilities	(12,917)	(9,340)
Net deferred tax liabilities	$(2,775)	$(2,483)
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset (“DTA”) will not be realized. The Company has considered future taxable income and ongoing prudent and feasible tax-planning strategies in assessing the need for the valuation allowance. As of December 31, 2023, and 2022, the Company recorded a valuation allowance against its deferred tax assets, because the Company's management determined that it was more likely than not that certain assets would not be fully realized, as a result of a sharp deterioration of business activity related to the COVID-19 pandemic.
The Company records certain deferred tax liabilities (“DTLs”) related to indefinite lived intangibles that are not expected to reverse during the carry-forward period. These DTLs can be considered a source of future taxable income to support realization of net operating losses (“NOLs”) that do not expire and DTAs that upon reversal would give rise to NOLs that do not expire. With this consideration, the total valuation allowance recorded at December 31, 2023 and 2022, was $16.6 million and $14.7 million, respectively, resulting in a net $2.8 million and $2.5 million DTL, respectively.
As of December 31, 2023, the Company has $12.1 million of federal net operating losses (“NOLs”) and $19.9 million of state NOLs available to offset future taxable income. The federal NOLs do not expire. Certain state NOL carryforwards begin expiring in the year ending December 2039.
Accounting Standards Codification paragraph 740-10 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of December 31, 2023, the estimated value of the Company's net uncertain tax positions was approximately $0.4 million all which is reported as a noncurrent liability. The following is a tabular reconciliation of the total amounts of gross unrecognized tax benefits for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Gross unrecognized tax benefit - opening balance	$—	$—
Gross increases - tax position prior year	(390)	—
Gross increases - tax position current year	—	—
Decreases relating to settlement with taxing authorities	—	—
Gross decreases - lapse of applicable statute of limitation	—	—
Gross unrecognized tax benefit - ending balance	(390)	—

All of the unrecognized tax benefits as of December 31, 2023 and 2022, if recognized, would reduce the Company’s provision for income taxes. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities that could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision, or reclassify amounts on the accompanying consolidated balance sheets in the period in which such matter is effectively settled with the taxing authority.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax positions noted above, the Company accrued $25 thousand of interest and no penalties during the current year.
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
On July 28, 2022, SG Broadcasting exercised its right under the SG Broadcasting Promissory Notes to fully convert the outstanding principal and accrued but unpaid interest into the Company’s Class A common stock. The SG Broadcasting Promissory Notes were terminated at that time, except for the May 2021 SG Broadcasting Promissory Note, which expired on June 30, 2023 with no amounts outstanding thereunder as of December 31, 2023 or 2022.
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
For the year ended December 31, 2023, interest of $0.5 million was paid-in-kind and added to the principal balance outstanding which was $6.5 million at December 31, 2023
The Company recognized interest expense of $0.6 million and $0.8 million related to the Emmis Convertible Promissory Note for the years ended December 31, 2023, and 2022, respectively. The Company recognized no interest expense related to the SG Broadcasting Promissory Notes for the year ended December 31, 2023 and $1.8 million for the year ended December 31, 2022.
The terms of these notes are described in Note 7.
Convertible Preferred Stock
On December 13, 2019, in connection with the purchase of Fairway, the Company issued to SG Broadcasting 220,000 shares of MediaCo Series A Convertible Preferred Stock.

Dividends on Series A Convertible Preferred Stock held by SG Broadcasting were $2.4 million and $3.3 million for the years ended December 31, 2023, and 2022. On December 13, 2023 and 2022, $2.4 million and $3.4 million, respectively, of dividends were paid in kind. These payments in kind increased the accrued value of the preferred stock and 26,031 and 80,000 additional shares, respectively, were issued as part of this payment. As of December 31, 2023, and 2022, unpaid cumulative dividends were $0.2 million and $0.1 million, respectively, and included in the balance of preferred stock in the accompanying consolidated balance sheets. See Note 4 for a description of the Preferred Stock.
On December 28, 2022, SG Broadcasting exercised its right to partially convert $4.0 million of the outstanding balance on the MediaCo Series A Preferred Shares, for 3.3 million shares of the Company's Class A common stock.
Management Agreement for Billboards LLC
On August 11, 2020, the board of directors of the Company unanimously authorized the entry into a certain Management Agreement (the “Billboard Agreement”) between Fairway Outdoor LLC (a subsidiary of the Company, “Fairway”) and Billboards LLC (an affiliate of Standard General, “Billboards”). Under the Billboard Agreement, Fairway managed the billboard business of Billboards in exchange for payments of $25,000 per quarter and reimbursement of all out-of-pocket expenses incurred by Fairway in the performance of its duties under the Billboard Agreement. The Billboard Agreement had an effective date of August 1, 2020, a term of three years, and customary provisions on limitation of liability and indemnification. $0.1 million of income was recognized in the year ended December 31, 2022 in relation to the Billboard Agreement, none of which was outstanding as of December 31, 2022. Additionally, Fairway incurred $0.2 million of out-of-pocket expenses for the period, substantially all of which has been reimbursed as of December 31, 2022. On December 9, 2022, in connection with the sale of the assets held by Fairway, the Billboard Agreement was terminated pursuant to mutual agreement between Fairway and Billboards.
In October 2023, we entered into agreements with five consultants that are currently employed by affiliates of Standard General. Two of the agreements have a term that expired on February 1, 2024 and are billed at hourly rates of $125 and $150 per hour. Two of the agreements have a term that expires on April 1, 2024 and are billed at rates of $6,000 and $8,400 per month. One agreement may be terminated at any time by either party and is billed at $18,000 per month, plus expenses. As of December 31, 2023, $49 thousand of fees were incurred related to these agreements.
14. SUBSEQUENT EVENTS
There were no other subsequent events other than share repurchases discussed in Note 3 and the Nasdaq letter received as discussed in Note 11.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this transition report, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (the “Controls Evaluation”) was performed under the supervision and with the participation of management, including our Interim President and Chief Operating Officer (“President and COO”) and Chief Financial Officer (“CFO”).
Based upon the Controls Evaluation, our President and COO and CFO concluded that as of December 31, 2023, our Disclosure Controls are effective to ensure that information relating to MediaCo Holding Inc. and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2023, based on the control criteria established in a report entitled Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that its internal control over financial reporting is effective as of December 31, 2023.
ITEM 9B. OTHER INFORMATION
None..
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
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2021 and 2020 Equity Compensation Plans as of December 31, 2023. Our shareholders have approved these plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Class A common stock
Equity Compensation Plans
Approved by Security Holders	1,162,669	$1.17	209,143
Equity Compensation Plans
Not Approved by Security Holders	—	—	—
Total	1,162,669	$1.17	209,143
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
Exhibits
The following exhibits are filed or incorporated by reference as a part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of MediaCo Holding Inc., as amended.		10-KT	12/31/2019	3.1	3/27/2020
3.2	Articles of Amendment to Articles of Amendment of Amended & Restated Articles of Incorporation		8-K		3.1	3/27/2023
3.3	Amended and Restated Code of Bylaws of MediaCo Holding Inc.		10-K	12/31/2021	3.2	3/24/2022
4.1	Description of Capital Stock		10-KT	12/31/2019	4.1	3/27/2020
10.2†	Employment Agreement between MediaCo Holding Inc. and Ann Beemish, dated February 9, 2022		8-K		99.1	2/11/2022
10.4†	MediaCo Holding Inc. 2021 Equity Compensation Plan		Definitive Proxy		Ex. A	4/2/2021
10.5	Promissory Note, dated as of November 25, 2019, by MediaCo Holding Inc. in favor of Emmis Communications Corporation		8-K		10.8	11/27/2019
10.7†	Form of Restricted Stock Agreement under 2020 Equity Compensation Plan.		10-Q	6/30/2020	10.2	8/14/2020
10.8†	Separation and Release Agreement between the Company and Bradford A. Tobin		8-K		99.1	7/17/2023
10.9†	Separation and Release Agreement between the Company and Rahsan-Rahsan Lindsay		8-K		99.1	10/12/2023
21	Subsidiaries of MediaCo Holding Inc.	X
23	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97†	MediaCo Holding Inc. Compensation Recoupment Policy	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
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

MEDIACO HOLDING INC.

Date: April 1, 2024	By:	/s/ Kudjo Sogadzi
Kudjo Sogadzi
Interim President and Chief Operating Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE

Date: April 1, 2024	/s/ Kudjo Sogadzi	Interim President and Chief Operating Officer
	Kudjo Sogadzi	(Principal Executive Officer)

Date: April 1, 2024	/s/ Ann C. Beemish	Executive Vice President, Chief Financial Officer and Treasurer
	Ann C. Beemish	(Principal Financial Officer and Principal Accounting Officer)

Date: April 1, 2024	/s/ Patrick M. Walsh	Director
Patrick M. Walsh

Date: April 1, 2024	/s/ J. Scott Enright	Director
J. Scott Enright

Date: April 1, 2024	/s/ Andrew Glaze	Director
Andrew Glaze

Date: April 1, 2024	/s/ Robert L. Greene	Director
Robert L. Greene

Date: April 1, 2024	/s/ Mary Beth McAdaragh	Director
Mary Beth McAdaragh

Date: April 1, 2024	/s/ Deborah McDermott	Director
Deborah McDermott

Date: April 1, 2024	/s/ Jeffrey H. Smulyan	Director
Jeffrey H. Smulyan

Date: April 1, 2024	/s/ Amit Thakrar	Director
Amit Thakrar