Form 10-K/A
period 2023-12-31
Mediaco Holding Inc.
filed 2024-04-29
CIK 1784254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of April 19, 2024, was:

41,301,546	Class A Common Shares, $.01 par value
5,413,197	Class B Common Shares, $.01 par value
—	Class C Common Shares, $.01 par value

DOCUMENTS INCORPORATED BY REFERENCE

None in this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE

On April 1, 2024, MediaCo Holding Inc. filed its Annual Report on Form 10-K for the year ended December 31, 2023 (the “Original Filing”), with the Securities and Exchange Commission (the “Commission”).  The Company indicated that it would incorporate Part III of Form 10-K in the Original Filing by reference to the Company’s definitive proxy statement for its 2024 annual meeting of shareholders.  Because the Company does not anticipate filing its definitive proxy statement by April 29, 2024, the Company is filing this Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing and provides the disclosure required by Part III of Form 10-K.

This Form 10-K/A only amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), Item 14 (Principal Accounting Fees and Services) and Part IV, Item 15 (Exhibits, Financial Statement Schedules).  All other items as presented in the Original Filing are unchanged.  Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A contains new certifications by our principal executive officer and our principal financial and accounting officer, filed as exhibits hereto.

Unless the context requires otherwise, all references in this report to “MediaCo,” “the Company,” “we,” “our,” “us,” and similar terms refer to MediaCo Holding Inc. and its consolidated subsidiaries.

MEDIACO HOLDING INC. AND SUBSIDIARIES

AMENDMENT NO. 1 TO FORM 10-K

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Information about executive officers of MediaCo or its affiliates who are not directors or nominees to be directors, other than Brian Kei, who was appointed the Company’s Chief Operating Officer on April 17, 2024, is presented in Part I of the Original Filing under the caption “Information about our Executive Officers.”

Mr. Kei, age 46, was previously the Chief Operating Officer and Chief Financial Officer for Estrella Media, Inc. Prior to joining Estrella Media, Inc., he led finance and strategy as the Vice President of Finance for ABC Television, a division of the Walt Disney Company. Mr. Kei holds an AB in Economics from Princeton University.

Directors

Information about our directors is as follows.

Under the terms of the Company’s Amended and Restated Articles of Incorporation, Messrs. Enright, Smulyan and Walsh were nominated as Class A Directors based upon the recommendation of Emmis Operating Company (“EOC”). EOC, a wholly owned subsidiary of Emmis Communications (“Emmis”), is entitled to nominate each of the three Class A Directors so long as either that certain Management Agreement, dated November 25, 2019, between MediaCo and EOC (the “Management Agreement”) remains in effect, or that certain Unsecured Promissory Note, dated November 25, 2019, from MediaCo to Emmis Communications Corporation (the “Emmis Promissory Note”) remains outstanding. While the Management Agreement terminated in November 2021, the Emmis Promissory Note currently remains outstanding.

On April 17, 2024, MediaCo consummated the transactions contemplated by that certain asset purchase agreement, dated April 17, 2024 (the “Asset Purchase Agreement”) with Estrella Broadcasting, Inc., a Delaware corporation (“Estrella”), and SLF LBI Aggregator, LLC, a Delaware limited liability company (“Aggregator”) and affiliate of HPS Investment Partners, LLC (“HPS”), pursuant to which MediaCo, through a wholly-owned subsidiary, MediaCo Operations LLC (“Purchaser”), purchased substantially all of the assets of Estrella and its subsidiaries (other than certain broadcast assets owned by Estrella and its subsidiaries, and assumed substantially all of the liabilities of Estrella and its subsidiaries.  In connection with such transactions, MediaCo entered into a stockholders’ agreement with SG Broadcasting and Aggregator (the “Stockholders Agreement”) that, among other things, provides Aggregator the right to designate up to three individuals for election to the Board (each such designee, an “Investor Director Designee”), subject to reduction and termination based on certain MediaCo stock ownership requirements (including that such designation right falls away upon Aggregator ceasing to beneficially own at least ten percent (10%) of the fully diluted MediaCo common stock for ten consecutive days).  Ms. Hernandez, and Messrs. Cannon and Pertuz, were designated by Aggregator pursuant to such rights and elected to the board effective April 17, 2024.

The board believes that well-functioning boards consist of a diverse collection of individuals that bring a variety of complementary skills. Although the board of directors does not have a formal policy with regard to the consideration of diversity in identifying directors, diversity is one of the factors that the board may, pursuant to its charter, take into account in identifying director candidates. Subject to any contractual commitments, the board generally considers each director eligible for nomination in the broad context of the overall composition of our board of directors with a view toward constituting a board that, as a body, possesses the appropriate mix of skills and experience to oversee our business. The board of directors may actively seek candidates that embody elements of diversity in skills, ability, industry knowledge, experience, gender, race and ethnicity. The experience, qualifications, attributes, or skills that led the board to conclude that each of the members of the board of directors should serve on the board are generally described below.

Name, Age, Principal Occupation(s) and Business Experience of Our Directors

Terms expiring in 2024:

Andrew P. Glaze, Age 45 – Class B Director (Director since November 2019)

Andrew Glaze is the founder and has served as the Chief Investment Officer of Shiro Capital since 2019. Prior to Shiro Capital, Mr. Glaze served as a Research Analyst at Standard General L.P. (“Standard General”) from 2016 to June 2019. Before joining Standard General, Mr. Glaze was a Managing Director at Claar Advisors, LLC, which he joined in 2014. Mr. Glaze was the founder, and, from 2009 through 2014, the Chief Investment Officer of Emys Capital, LLC. Prior to May 2009 he was an investment banking associate on the Consumer and Leveraged Finance teams at Merrill Lynch. Mr. Glaze began his career in the United States Army where he served as an officer for five years in the 1st Cavalry Division. As part of his service, Mr. Glaze deployed to Baghdad, Iraq for one year where he served with distinction as a Captain and Aviation Brigade Fire Support Officer. Mr. Glaze is a service-disabled veteran. He holds a B.S. from the United States Military Academy at West Point and an MBA from Columbia Business School, where he participated in the highly selective Value Investing Program. Mr. Glaze is a Chartered Financial Analyst.

Mr. Glaze is an experienced investment professional, with substantial expertise in making and supervising investments at all levels of the capital structure. His investment banking experience and investment experience allows Mr. Glaze to provide valuable insights to the board on capital structure and prospective acquisition opportunities.

Brett Pertuz, Age 50 – (Director since April 2024)

Brett Pertuz is a Managing Director at HPS. Prior to joining HPS in 2018, Mr. Pertuz worked in private equity as a Managing Director first with Bruckmann, Rosser, Sherrill & Co. and later with Altpoint Capital Partners. Mr. Pertuz began his career at Bain & Company in management consulting. Mr. Pertuz holds a BS from the University of Virginia and an MBA from Harvard Business School.

Mr. Pertuz was designated by Aggregator pursuant to the Stockholders Agreement and as such elected to the Board effective April 17, 2024. Mr. Pertuz brings to the board substantial experience in the financial industry and in private equity and finance transactions.  He has served on the boards of several private companies in a variety of industries.

Patrick M. Walsh, Age 56 – Class A Director (Director since November 2019)

Patrick Walsh was appointed our President and Chief Operating Officer in June 2019 and relinquished the title of Chief Operating Officer in August of 2020 and the title of President in June of 2021. Mr. Walsh also serves as President, Chief Operating Officer and a director of Emmis, positions he has held since August 2015. Previously, he was Executive Vice President, Chief Financial Officer and Chief Operating Officer of Emmis, having joined Emmis in September 2006. With Emmis’ launch of a special purpose acquisition corporation in January 2021, Mr. Walsh was also appointed President, Chief Operating Officer and a director of Monument Circle Acquisition Corp. Mr. Walsh joined Emmis from iBiquity Digital Corporation (now Xperi Corporation), the developer and licensor of HD Radio technology, where he served as Chief Financial Officer from 2002 to 2006. Mr. Walsh previously served as a management consultant for McKinsey & Company, and worked in various sales, marketing, finance and accounting roles at General Motors and Deloitte. Mr. Walsh also serves as a director of video game ad tech company Anzu Virtual Reality and Center for Leadership Development. He recently completed serving on the Alumni Board of Governors at the Ross School of Business Administration at the University of Michigan, serving as Vice Chairman and Director of National Association of Broadcasters, and a director at Radio Music License Committee and Radio Advertising Bureau. Mr. Walsh has a BBA from the University of Michigan and an MBA from Harvard Business School. Mr. Walsh is a Certified Public Accountant.

Mr. Walsh was recommended by EOC and, as such, pursuant to MediaCo’s Amended and Restated Articles of Incorporation, our board is currently required to nominate him as a Class A Director. In addition to his background in finance and radio, television, and digital media operations, Mr. Walsh has experience as a management consultant and has served in financial and operational capacities in a business that sold technology to the radio industry.

Terms expiring in 2025:

Colbert Cannon, Age 48 – (Director since April 2024)

Colbert Cannon is a Managing Director at HPS. Prior to joining HPS in 2017, Mr. Cannon was a Partner and Director of Research at Wingspan Investment Management, a distressed credit investment firm launched in 2013. Prior to Wingspan, Mr. Cannon was a Managing Director at Glenview Capital, where he led the Credit Investment effort from 2009 to 2012.  Prior to joining Glenview, Mr. Cannon was a Principal at Audax Group, a Boston-based Private Equity firm.  Mr. Cannon began his career in Mergers and Acquisitions Investment Banking at Goldman Sachs.  Mr. Cannon holds an AB in Social Studies from Harvard College.

Mr. Cannon was designated by Aggregator pursuant to the Stockholders Agreement and as such elected to the Board effective April 17, 2024. Mr. Cannon brings to the board an extensive background in financial analysis, operational oversight, and has served on the board of several media companies.

Robert L. Greene, Age 56 – Class B Director (Director since January 2023)

Robert Greene has been the President and Chief Executive Officer of the National Association of Investment Companies, the industry trade association and largest network of diverse-owned alternative asset class investment firms, since February 2013. He was the Head of Investor Relations of Syndicated Communications Venture Partners, a venture capital firm, from June 2007 to December 2013. Mr. Greene currently serves on the board of directors of the Boy Scouts of America National Executive Board, the board of directors of Transworld Systems Inc., a privately held, private equity-backed company that provides debt collection services for Fortune 500 companies on a global basis, and the board of directors of Synergy Infrastructure Holdings, a privately held, private equity-backed company that is a leading provider of compact, heavy and pump equipment rentals. Previously, he also served on the board of directors and audit committee of Starboard Value Acquisition Corporation, a blank check company, which in July 2021 merged with Cyxtera Technologies, Inc. (Nasdaq: CYXT), a global leader in colocation and interconnection services.

Mr. Greene’s broad level of investment and board experience provides MediaCo with a diversified view into best practices across the operations, accounting, systems and fund raising.

Deborah A. McDermott, Age 69 – Class B Director (Director since November 2019)

Deb McDermott serves as CEO of Standard Media Group LLC. She has a 25-plus year career leading broadcast groups- including COO of Media General and CEO-President of Young Broadcasting. As CEO, she spearheaded Young’s successful mergers with Media General and LIN Media. Ultimately, overseeing the combined company’s more than 70 television stations. . Deb currently serves as Chair of the Board of Directors of MediaCo Holding Inc.

Among her many accomplishments, Ms. McDermott was inducted into the Broadcasting & Cable Hall of Fame in 2013 and the Library of American Broadcasting Foundation’s Giants of Broadcasting and Electronics Arts award in 2022. She currently serves on the ABC Board of Governors, the Board of Directors for Television Bureau of Advertising, National Association of Broadcasters and the International Radio and Television Society. She is also a member of C200 and CEO.org. Previously, Ms. McDermott served on the Board of Directors for the Country Music Association and Chair of the National Association of Television Program Executives (NATPE).

Jeffrey H. Smulyan, Age 77 – Class A Director (Director since June 2019)

Jeff Smulyan founded Emmis in 1979 and serves as its Chairman of the board of directors and Chief Executive Officer. At Emmis, he has held the positions of Chairman of the board of directors and Chief Executive Officer since 1981 and was President until August 2015. Mr. Smulyan was also appointed Chairman of the board of directors and Chief Executive Officer of Monument Circle Acquisition Corp., a special purpose acquisition corporation, from January 2021 through December 2023. Mr. Smulyan began working in radio in 1973 and has owned one or more radio stations since then. Formerly, he served as our Chief Executive Officer from June 2019 through June 2021, and he was also the owner and chief executive officer of the Seattle Mariners Major League Baseball team. He is former Chairman of the Radio Advertising Bureau; a former director of The Finish Line, a sports apparel manufacturer; and serves as a Trustee of his alma mater, the University of Southern California. Among other awards, Mr. Smulyan has received the National Radio Award, been inducted into the Broadcasting and Cable Hall of Fame, been named a “Giant of Broadcasting” by the Library of American Broadcasting and been honored as an Indiana Living Legend.

Mr. Smulyan was recommended by EOC, and, as such, pursuant to MediaCo’s Amended and Restated Articles of Incorporation, our board is currently required to nominate him as a Class A Director. Mr. Smulyan’s experience ranges from running an individual radio station to chairing significant broadcast industry groups, providing the board with strategic insights into the broadcast industry and future trends that will likely affect the company’s radio broadcasting operations.

Terms expiring in 2026:

J. Scott Enright, Age 61 – Class A Director (Director since November 2019)

Scott Enright serves as Executive Vice President, General Counsel and Secretary of Emmis, a position he has held since March 2009. He also served as Executive Vice President, General Counsel and Secretary of Monument Circle Acquisition Corp., a special purpose acquisition corporation, from January 2021 through December 2023, and as Executive Vice President, General Counsel and Secretary of MediaCo from June 2019 through November 25, 2021.  Mr. Enright joined Emmis in October 1998, previously being a partner at the law firm Bose McKinney & Evans. He serves on the board of Broadcaster Traffic Consortium, LLC (an aggregator of radio broadcast spectrum used to distribute traffic data to in-dash and handheld mapping devices), as well as on the boards of charitable organizations such as Goodwill of Central and Southern Indiana, Inc., EdChoice, Inc. (formerly the Milton and Rose D. Friedman Foundation) and the Endowment of the Second Presbyterian Church of Indianapolis.

Mr. Enright was recommended by EOC and, as such, pursuant to MediaCo’s Amended and Restated Articles of Incorporation, our board is currently required to nominate him as a Class A Director. Mr. Enright is a lawyer with extensive experience in a wide range of legal issues facing publicly traded media companies, including corporate governance and regulatory matters.

Jacqueline Hernández, Age 58 – (Director since April 2024)

Jacqueline Hernández was appointed as MediaCo’s Interim Chief Executive Officer effective April 17, 2024, and also joined the Board at such time.  Ms. Hernández is a media executive who most recently was Founder and CEO of New Majority Ready, a marketing strategy and content development firm. Prior to starting her own company, she was President of Combate Americas, a leading Hispanic sports franchise. Prior to Combate Americas, Ms. Hernández was Chief Marketing Officer of NBC Universal Hispanic Enterprises and Content and Chief Operation Officer of NBC Universal’s Telemundo Enterprises. Prior to joining NBC Universal, Ms. Hernández was Publisher of People en Español and TEEN People. Prior to joining People en Español, she was Vice President Turner International Advertising. Prior to Turner, Ms. Hernández was Director of Marketing of TIME International. Prior to TIME, Ms. Hernández was Director of Targeted Advertising Sales for the Village Voice. Ms. Hernández began her career in advertising at the Boston Globe. Ms. Hernández currently sits on the board of Victoria’s Secret & Co., and previously served on the board of Estrella Media, Inc. She holds a BA from Tufts University and an MBA from Baruch College.

Ms. Hernandez was designated by Aggregator pursuant to the Stockholders Agreement and as such elected to the Board effective April 17, 2024. Ms. Hernandez brings business expertise in transforming business models for growth as well as a rich cultural fluency in understanding and connecting with multicultural consumers.

Mary Beth McAdaragh, Age 60 – Class B Director (Director since November 2019)

Mary Beth McAdaragh has over 30 years of media production, distribution and marketing experience having been involved with the branding and marketing of some of the most recognizable television franchises in domestic and international syndication. She most recently served as Executive Vice President, Marketing/Affiliate Relations for CBS Media Ventures (a division of ViacomCBS). She was responsible for the Marketing and Affiliate Relations for the industry’s leading roster of first-run and off-network syndicated product including: Judge Judy, Dr. Phil, Wheel of Fortune, Jeopardy!, Entertainment Tonight, The Drew Barrymore Show, Rachael Ray and Inside Edition. In 2000, she was named Vice President, Marketing for NBC Enterprises, the then newly formed syndication division of NBC. There she developed domestic and international marketing campaigns for The Weakest Link, Fear Factor, and Access Hollywood. In 2006, upon the inception of 20th Century Fox’s new broadcast network, MyNetworkTV, McAdaragh produced a six-week, 30 city marketing and promotional tour across the United States to launch the new venture. She was then named Senior Vice President of Affiliate Relations where she was the key liaison between the Network and their 180+ broadcast station affiliates around the country. Ms. McAdaragh created and executive produced The Surreal Gourmet, a traveling cooking show which aired for five seasons on Food Network, and she has served as a business development and marketing consultant for both traditional media and new technology ventures.

Ms. McAdaragh graduated from South Dakota State University with a BA in Broadcast Journalism and is a member of the university’s Mass Communications Department Advisory Council. She is the recipient of numerous creative awards including  two Daytime Emmy® Awards and PROMAX Gold Medallions. She is active in many trade and civic organizations and resides in Beverly Hills, California.

Amit Thakrar, Age 36 (Director since August 2023)

Amit Thakrar has over 15 years of experience investing in private equity, public equity and special situations strategies across a broad range of industries including most recently as a Partner at Standard General LP beginning in 2019.  Between 2010 and 2019, he worked at Davidson Kempner Capital Management, OMERS Private Equity, and CIBC World Markets. In addition, he has extensive operating experience, including serving as Executive Vice President of Standard Media Group LLC, a diversified national media company.

Mr. Thakrar received his MBA from Columbia Business School and a Bachelor of Commerce (Honors) from Queen's University.  Mr. Thakrar brings to the Board a strong investment, financial management and operational background in the media space.

Corporate Governance

General

MediaCo aspires to the highest ethical standards for our employees, officers and directors, and remains committed to the interests of our shareholders and other constituents. We believe we can achieve these objectives only with a plan for corporate governance that clearly defines responsibilities, sets high standards of conduct and promotes compliance with the law. The board of directors has adopted formal corporate governance guidelines, as well as policies and procedures designed to foster the appropriate level of corporate governance. Some of these guidelines and procedures are discussed below. For further information, including electronic versions of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, our Audit Committee Charter, our Compensation Committee Charter, and our Complaint Procedure for Accounting and Auditing Matters, please visit the Corporate Governance section of our website (www.MediaCoHolding.com) located under the “Company Info” heading.

Board Diversity

Pursuant to the Nasdaq’s Board Diversity Rules, below is the Board Diversity Matrix outlining diversity statistics regarding our Board. In addition to gender and demographic diversity, we also recognize the value of other diverse attributes that directors may bring to our Board, including veterans of the U.S. Military. We are proud to report that of our eight current directors, one is also a military veteran.

Board Diversity Matrix (as of April 19 2024)

	Female	Male
Total Number of Directors	3	8
Part I: Gender Identity
Directors	3	8
Part II: Demographic Background
African American or Black	—	2
Alaskan Native or Native American	—	—
Asian	—	1
Hispanic or Latinx	1	1
Native Hawaiian or Pacific Islander	—	—
White	2	3
Two or More Races or Ethnicities	—	1
LGBTQ+	—	—
Did Not Disclose Demographic Background	—	—

Code of Ethics

MediaCo has adopted a Code of Business Conduct and Ethics to document the ethical principles and conduct we expect from our employees, officers and directors. A copy of our Code of Business Conduct and Ethics is available in the Corporate Governance section of our website (www.MediaCoHolding.com) located under the “Company Info” heading.

Leadership Structure and Risk Oversight

MediaCo’s Corporate Governance Guidelines provide that the chair of the board is to meet the independence requirements under the applicable Nasdaq listing standards. Our board has determined that our board chair, Deborah McDermott, is an “independent director” under Nasdaq rules. As Chair, Ms. McDermott is responsible for, among other matters: (i) setting the agenda for and leading executive sessions of the independent directors, unless a lead director is otherwise appointed by the Chair; (ii) briefing the CEO on issues arising in the executive sessions; (iii) coordinating and developing the agenda for meetings of the board, in collaboration with the CEO; (iv) convening meetings of the independent directors as necessary or appropriate; and (v) if requested and appropriate, being available for consultation with major shareholders. The board believes that this structure provides strong independent leadership and oversight for our Company and our board.

The board of directors expects the Company’s management to take primary responsibility for identifying material risks the company faces and communicating them to the board, developing and implementing appropriate risk management strategies responsive to those risks with oversight from the board, and integrating risk management into the Company’s decision-making processes. The board, through the Audit Committee on a quarterly basis and as a full board at least annually, regularly reviews information regarding the company’s credit, liquidity and operational risks, as well as strategies for addressing and managing such risks. In addition, the Compensation Committee monitors the Company’s compensation programs so that such programs do not encourage excessive risk-taking by Company employees.

Communications with Independent Directors

Any employee, officer, shareholder or other interested party who has an interest in communicating with the Chair or any other MediaCo independent directors regarding any matter may do so by directing communication to Ms. McDermott addressed to Board Chair, c/o Corporate Secretary, MediaCo Holding Inc., 48 W. 25th Street, Floor 3, New York, New York 10010, by e-mail message to Chair@MediaCoHolding.com. The communication will be delivered to the independent directors as appropriate. For matters related to finance or auditing, a communication should specify that it is directed to the Audit Committee. For matters related to compensation, a communication should specify that it is directed to the Compensation Committee. Messages for any director or the board of directors as a whole may be delivered through the Board Chair as well.

Consideration of Candidates for Nomination as Director

The board of directors will consider and evaluate potential nominees submitted by holders of our Class A Shares to our corporate secretary on or before the date for shareholder nominations specified in the “Shareholder Proposals” section of the Company’s proxy statement. These potential nominees will be considered and evaluated using the same criteria as potential nominees obtained by the board of directors from other sources, subject to the requirement to only nominate persons recommended by EOC so long as the Emmis Promissory Note is outstanding and to Aggregator’s rights to designate up to three individuals for election to the Board in accordance with the terms of the Stockholders Agreement.

In its assessment of each potential candidate, including those recommended by shareholders, the board of directors takes into account all factors it considers appropriate, which may include (a) ensuring that the board of directors, as a whole, is diverse and consists of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise (including expertise that could qualify a director as an “audit committee financial expert,” as that term is defined by the rules of the SEC), local or community ties, (b) minimum individual qualifications, including strength of character, mature judgment, familiarity with our business and related industries, independence of thought and an ability to work collegially, and (c) contractual and other obligations to nominate individuals recommended by EOC or SG Broadcasting. The board also may consider the extent to which the candidate would fill a present need on the board of directors. After conducting an initial evaluation of a candidate, the board of directors would be expected to interview that candidate if it believes the candidate might be suitable to be a director and may ask the candidate to meet with certain directors and management. If the board believes a candidate would be a valuable addition to the board of directors, it would expect to nominate that candidate as a director.

Certain Committees of the Board of Directors

The standing committees of our board of directors are the Audit Committee and the Compensation Committee. MediaCo is a “controlled company” within the meaning of the Nasdaq listing standards. As such, we are exempt from Nasdaq’s requirement that director nominees be selected exclusively by independent directors constituting a majority of the independent directors of the board of directors or that MediaCo have a nominations committee comprised solely of independent directors. Accordingly, MediaCo does not have a separate standing nomination and corporate governance committee comprised of independent directors. The responsibilities and functions normally associated with such committee are instead carried out by the full board of directors.

Audit Committee. The Audit Committee’s primary responsibility is to engage our independent auditors and otherwise to monitor and oversee the audit process. The Audit Committee also undertakes other related responsibilities as summarized in the Report of the Audit Committee below and detailed in the Audit Committee Charter, which is available in the Corporate Governance section of our website (www.MediaCoHolding.com) located under the “Company Info” heading. The board of directors has determined that the members of the Audit Committee, Robert L. Greene (chair), Deborah McDermott and Mary Beth McAdaragh, are independent directors under the Exchange Act and the Nasdaq listing standards. The Audit Committee held four meetings during the last fiscal year.

Compensation Committee. The Compensation Committee reviews our compensation and benefit plans for executive officers to ensure that our corporate objectives are met, establishes compensation arrangements and approves compensation payments to members of our board of directors and our executive officers, and generally administers our equity incentive plans. The Compensation Committee’s charter is available in the Corporate Governance section of our website (www.MediaCoHolding.com) located under the “Company Info” heading. The members of the Compensation Committee are Deborah McDermott (chair) and Mary Beth McAdaragh, all of whom are independent directors under Nasdaq listing standards. The Compensation Committee held three meetings during the last fiscal year.

Additional Committees. The Company also has a Diversity, Equity and Inclusion Committee, the sole member of which is Andrew Glaze, who is an independent director under Nasdaq listing standards.

Meeting Attendance

In 2023, our board of directors held four meetings, either in person or by telephone. Each director attended at least 75% of the aggregate of (1) the total number of meetings of our board of directors held while he or she was a director and (2) the total number of meetings held by all committees on which he or she served during the periods that he or she served on the committee.

We believe that communication between our shareholders and the members of our board of directors is enhanced by the opportunity for personal interaction at our annual meeting of shareholders. Accordingly, we encourage the members of our board of directors to attend our annual meeting of shareholders whenever possible. All but one of our directors attended the Company’s annual meeting of shareholders in 2023, which was held in a virtual-only format.

Compensation of Directors

During 2021, the Compensation Committee authorized annual retainers of $75,000 for each director who is not an officer of Emmis, as well as the following retainers for certain committee chairs: $50,000 for Board Chair, $50,000 for Audit Committee Chair, $50,000 for Acquisition Committee Chair, $50,000 for Digital Committee Chair, $50,000 for COVID Committee Chair, and $100,000 for Diversity Committee Chair. However, these amounts remained subject to the previous decision by the directors, made in the summer of 2020, that each of the directors would reduce their annual $75,000 retainers by twenty percent, with Ms. McDermott reducing her retainer by forty percent. This reduction has remained in effect since that time and remains in effect for 2024, except that for 2024, the amount of the reduction is expected to be paid in Class A Shares. Ms. Hernandez receives no additional compensation for her service on the Board. Additionally, Mr. Cannon and Mr. Pertuz receive no compensation for their services on the Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
J. Scott Enright	—	—	—	—	—
Andrew P. Glaze	85,000	15,000	—	—	$100,000
Robert L. Greene	110,000	15,000	—	—	$125,000
Mary Beth McAdaragh	60,000	15,000	—	—	$75,000
Deborah A. McDermott	95,000	30,000	—	—	$125,000
Jeffrey H. Smulyan	—	—	—	—	—
Patrick M. Walsh	—	—	—	—	—
Amit Thakrar	23,571	15,000	—	—	$38,571

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and any beneficial owner of more than 10% of any class of our equity securities to file with the SEC initial reports of beneficial ownership and reports of changes in ownership of any of our securities. These reports are made on documents referred to as Forms 3, 4 and 5. Our directors and executive officers must also provide us with copies of these reports. We have reviewed the copies of the reports that we have received and any written representations that no Form 5 was required from the individuals required to file the reports that we have received, as well as reviewed Forms 3, 4 and 5 filed with the SEC. Based on this review, we believe that during the year ended December 31, 2023, each of our directors and executive officers and beneficial owners of more than 10% of any class of our equity securities timely complied with applicable reporting requirements for transactions in our equity securities, except (i) Mr. Lindsay was late in filing Form 4s in connection with two withholdings of shares in order to pay taxes associated with the grant of shares or vesting of restricted shares, (ii) Ms. Beemish was late in filing Form 4s in connection with two withholdings of shares in order to pay taxes associated with the grant of shares or vesting of restricted shares and one grant of shares as employment compensation, (iii) Mr. Tobin was late in filing Form 4s in connection with one withholding of shares in order to pay taxes associated with the grant of shares or vesting of restricted shares and one grant of shares as employment compensation, (iv) Emmis Corporation was late in filing one Form 4 in connection with the sale of 300 shares of the Class A common stock, (v) Mr. Sogadzi and Mr. Thakrar were late in filing their Form 3s in connection with their service as an executive officer and a Board member, respectively, and (vi) each of Mss. McDermott and Riggio, and Messrs. Greene and Glaze, was late in filing a Form 4 in connection with a grant of shares as compensation for service on the Board in August 2023.

ITEM 11.	EXECUTIVE COMPENSATION

We were managed by our four named executive officers for 2023, Rahsan-Rahsan Lindsay, who served as our Chief Executive Officer through October 11, 2023, Ann C. Beemish, our Chief Financial Officer, Bradford A. Tobin, who served as our President and Chief Operating Officer through July 11, 2023, and Kudjo Sogadzi, who became our Chief Operating Officer on July 11, 2023 and who served as our Interim President (and thus our principal executive officer) from October 11, 2023 to April 17, 2024. The following table sets forth the compensation awarded to, earned by, or paid to Mr. Lindsay, Ms. Beemish, Mr. Tobin and Mr. Sogadzi, as approved by the Compensation Committee of our Board, which has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Compensation Committee seeks to ensure that the total compensation paid to the executives is fair, reasonable and competitive.

2023 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) - Assumes Vested	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
Rahsan-Rahsan Lindsay	2023	440,000	—	52,571	—	186,440	679,011
Chief Executive Officer	2022	550,528	—	565,132	—	—	1,115,660

Bradford A. Tobin	2023	222,388	—	142,205	—	274,950	639,192
President and Chief Operating Officer	2022	350,528	—	426,056	—	—	776,584

Ann C. Beemish	2023	300,000	150,000	178,610	—	528	628,610
Chief Financial Officer & Treasurer	2022	300,528	—	276,882	—	—	577,410

Kudjo Sogadzi	2023	92,308	—	—	—	176	92,308
Chief Operating Officer

(1)	These amounts represent:

•
for Mr. Lindsay in 2023, $119,516 in payments made upon his separation from the Company, $66,484 in consulting fees paid during 2023, and $440 for payments of premiums on long-term disability insurance.

•
for Mr. Tobin in 2023, $175,000 in payments made upon his separation from the Company, $57,750 in consulting fees paid during 2023, $23,547 paid with respect to COBRA premiums, $18,301 in payments for accrued and unused paid time off and $440 for payments of premiums on long-term disability insurance.

•	for Ms. Beemish and Mr. Sogadzi, $528 and $176, respectively, for payments of premiums on long-term disability insurance

OUTSTANDING EQUITY AWARDS AT YEAR-END 2023

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Prce ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Note Vested (1) ($)
Name	Exercisable	Unexercisable
Rahsan-Rahsan Lindsay	—	—	—	—	—	—
Bradford A. Tobin	—	—	—	—	—	—
Ann C. Beemish	—	—	—	—	28,232	12,126
Kudjo Sogadzi	—	—	—	—	—	—

(1) These values were calculated using the $0.4295 closing price of our Class A Shares on December 31, 2023.

Retirement Plan

The Company sponsors a Section 401(k) retirement savings plan that is available to substantially all employees 18 years of age and older who have at least 30 days of service. Employees may make pre-tax contributions to the plan of up to the annual limit prescribed by the Internal Revenue Service (“IRS”). The Company may make discretionary matching contributions to the plans in the form of cash. Employee contributions are matched at 100% up to a maximum of 2% of eligible compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 19, 2024, there were 41,301,546 Class A Shares and 5,413,197 Class B Shares issued and outstanding. The Class A Shares are entitled to an aggregate of 41,301,546 votes and the Class B Shares are entitled to an aggregate of 54,131,970 votes. The following table shows, as of April 19, 2024, the number of shares and percentage of our Class A Shares and Class B Shares held by each person known to us to own beneficially more than five percent of the issued and outstanding Class A Shares or Class B Shares, by our named executive officers and our directors, and by our named executive officers and directors as a group. Unless otherwise specified, the address of each person listed is: c/o MediaCo Holding Inc., 48 W. 25th Street, Floor 3, New York, NY 10010.

	Class A Shares		Class B Shares
Five Percent Shareholders, Directors, Nominees and Certain Executive Officers	Amount and Nature of Beneficial Ownership Class A Shares (1) (2)	Percent of Class	Amount and Nature of Beneficial Ownership Class B Shares (1)	Percent of Class	Total Beneficial Ownership of Outstanding MediaCo Interests (2)	Percent of Total Voting Power of Outstanding MediaCo Interests
Standard General, L.P.	42,945,193	91.93%	5,413,197	100.00%	42,945,193	96.05%
Andrew P. Glaze	73,023	0.18%	—	—%	73,023	*
Mary Beth McAdaragh	34,342	0.08%	—	—%	34,342	*
Deborah A. McDermott	40,453	0.10%	—	—%	40,453	*
Jeffrey H. Smulyan	—	—%	—	—%	—	*
Patrick M. Walsh	—	—%	—	—%	—	*
Ann C. Beemish	123,811	0.30%	—	—%	123,811	*
Robert L. Greene	20,849	0.05%	—	—%	20,849	*
Amit Thakrar	12,856	0.03%	—	—%	12,856	*
Kudjo Sogadzi	—	—%	—	—%	—	*
J. Scott Enright	—	—%	—	—%	—	*
Rahsan-Rahsan Lindsay	10,117	0.02%	—	—%	10,117	*
Bradford A. Tobin	—	—%	—	—%	—	*

All Named Executive Officers and Directors as a Group (12 persons)	315,451	0.76%	—	—%	315,451	0.33%
Other 5% Shareholders:
Emmis Communications Corporation	4,332,394	9.57%	—	—%	4,332,394	4.36%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Independent Directors

Our board of directors currently consists of 11 members. Of these, our board has determined that five (Mses. McAdaragh and McDermott, and Messrs. Glaze, Greene and Thakrar) qualify as “independent directors” under the listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”). In addition, MediaCo is a “Controlled Company” as defined in the Nasdaq listing standards. The company is, therefore, pursuant to Nasdaq Marketplace Rule 5615(c)(2), exempt from certain aspects of Nasdaq’s listing standards relating to independent directors.

Transactions With Related Persons

Transaction with Estrella

Asset Purchase Agreement

On April 17, 2024, MediaCo and its wholly-owned subsidiary MediaCo Operations LLC (“Purchaser”), entered into the Asset Purchase Agreement, pursuant to which Purchaser purchased substantially all of the assets of Estrella and its subsidiaries (other than certain broadcast assets owned by Estrella and its subsidiaries (the “Estrella Broadcast Assets”)) (the “Purchased Assets”), and assumed substantially all of the liabilities (the “Assumed Liabilities”) of Estrella and its subsidiaries.

MediaCo provided the following consideration for the Purchased Assets:

i.           A warrant (the “Warrant”) to purchase up to 28,206,152 shares of MediaCo’s Class A Common Stock, par value $0.01 per share (“Class A Common Stock”);

ii.        60,000 shares of a newly designated series of MediaCo’s preferred stock designated as “Series B Preferred Stock” (the “Series B Preferred Stock”), the terms of which are described in Item 3.03 of this Current Report on Form 8-K;

iii.         A term loan in the principal amount of $30.0 million under the Second Lien Credit Agreement (as defined below) (the “Second Lien Term Loan”); and

iv.         An aggregate cash payment in the amount of approximately $30.0 million to be used, in part, for the repayment of certain indebtedness of Estrella and payment of certain Estrella transaction expenses.

The shares of Class A Common Stock issuable upon the exercise of the Warrant and the shares of Class A Common Stock issuable upon the exercise of the Option Agreement (as defined below) represent approximately 43% of the outstanding shares of Class A Common Stock on a fully diluted basis (assuming the full exercise of the Warrant and the Option Agreement).

The Warrant, the shares of Series B Preferred Stock and the Second Lien Term Loan will initially be held by an affiliate of HPS.

The Asset Purchase Agreement requires MediaCo to prepare and file with the Commission a proxy statement to be sent to MediaCo stockholders relating to a special meeting of MediaCo stockholders (the “Stockholders Meeting”) to be held to consider approval of the issuance of shares of Class A Common Stock upon exercise of the Warrant and the issuance of shares of Class A Common Stock pursuant to the Option Agreement (the “Proposal”).  The board of directors of MediaCo (the “Board”) has directed that the Proposal be submitted to a vote at the Stockholders Meeting and recommended that MediaCo’s stockholders vote in favor of approval of the Proposal.

The Asset Purchase Agreement includes representations, warranties and covenants of the parties customary for a transaction of this nature.

Option Agreement

On April 17, 2024, in connection with the Transactions contemplated by the Asset Purchase Agreement (the “Transactions”), MediaCo and Purchaser entered into an Option Agreement (the “Option Agreement”) with Estrella and certain subsidiaries of Estrella pursuant to which (i) Purchaser was granted the option to purchase 100% of the equity interests of certain subsidiaries of Estrella holding the Estrella Broadcast Assets (the “Option Subsidiaries Equity”) in exchange for 7,051,538 shares of Class A Common Stock, and (ii) Estrella was granted the right to put the Option Subsidiaries Equity to Purchaser for the same consideration beginning six months after the date of the closing of the Transactions (the “Closing Date”).

Voting and Support Agreement

On April 17, 2024, in connection with the Transactions, SG Broadcasting LLC (“SG Broadcasting”), the holder of shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share (“Class B Common Stock”) representing a majority of the voting power of the shares of MediaCo, entered into a Voting and Support Agreement with MediaCo and Estrella (the “Voting and Support Agreement”), pursuant to which SG Broadcasting agreed to, among other things, and subject to the terms and conditions set forth therein, at any meeting of MediaCo stockholders (including the Stockholders Meeting), or at any adjournment or postponement thereof, vote in favor of the Proposal and against any action or proposal that would reasonably be expected to prevent or materially delay consummation of the Proposal. The Voting Agreement also includes certain customary restrictions on SG Broadcasting’s ability to transfer its shares of MediaCo stock. The Voting Agreement will automatically terminate upon the date on which the Proposal is approved.

Warrant

On April 17, 2024, in connection with the Transactions, MediaCo issued the Warrant, which provides for the purchase of up to 28,206,152 shares of Class A Common Stock (the “Warrant Shares”), subject to customary adjustments as set forth in the Warrant, at an exercise price per share of $0.00001.  Subject to certain limitations, the Warrant also provides that the Warrant holder has the right to participate in distributions on Class A Common Stock on an as-exercised basis.  The Warrant further provides that in no event shall the aggregate number of Warrant Shares issuable to the Warrant holder upon exercise of the Warrant exceed 19.9% of the aggregate number of shares of common stock of MediaCo outstanding, or the voting power of such outstanding shares of common stock, on the business day immediately preceding the issue date for such Warrant Shares, calculated in accordance with the applicable rules of the Nasdaq Capital Market (“Nasdaq”), unless and until the Proposal has been approved.

First Lien Term Loan

In order to finance the Transactions, MediaCo and its direct and indirect subsidiaries entered into a maximum $45.0 million first lien term loan credit facility, dated April 17, 2024 (the “First Lien Credit Agreement”), with White Hawk Capital Partners, LP, as term agent thereunder, and the lenders party thereto. Under the terms of the First Lien Credit Agreement, MediaCo received an initial term loan of $35.0 million on April 17, 2024 (the “Initial Loan”) and was provided with a subsequent delayed draw facility of up to $10.0 million that may be provided for additional working capital purposes under certain conditions (the “Delayed Draw” and the loans thereunder, the “Delayed Draw Term Loans”). The Initial Loan and Delayed Draw Term Loans are collectively referred to as the “First Lien Term Loans.” The proceeds of the Initial Loan were used to finance the Transactions, pay off certain existing indebtedness in connection therewith and pay related fees and transaction costs. The Initial Loan will mature on April 17, 2029, and each Delayed Draw Term Loan will mature on the date that is two years after the drawing of such Delayed Draw Term Loan.  First Lien Term Loans will be subject to monthly amortization payments equal to 0.8333% of the initial principal amount of the First Lien Term Loans, and monthly interest payments at a rate of SOFR + 6.00%.  The First Lien Term Loans are subject to a borrowing base in accordance with the terms of the First Lien Credit Agreement.

Second Lien Term Loan

In addition, MediaCo and its direct and indirect subsidiaries entered into a $30.0 million second lien term loan credit facility, dated April 17, 2024 (the “Second Lien Credit Agreement”), with HPS as term agent, and the lenders party thereto. Under the terms of the Second Lien Credit Agreement, MediaCo was deemed to receive the Second Lien Term Loan of $30.0 million on April 17, 2024 in exchange for the Transactions.  The Second Lien Term Loan will mature on April 17, 2029 and will be subject to monthly interest payments at a rate of SOFR + 6.00%.  The Second Lien Term Loans are subject to a borrowing base in accordance with the terms of the Second Lien Credit Agreement.

Stockholders Agreement

On April 17, 2024, in connection with the Transactions, MediaCo entered into a stockholders’ agreement with SG Broadcasting and Aggregator (the “Stockholders Agreement”). The Stockholders’ Agreement provides Aggregator (i) the right to designate up to three individuals for election to the Board (each such designee, an “Investor Director Designee”), subject to reduction and termination based on certain MediaCo stock ownership requirements (including that such designation right falls away upon Aggregator ceasing to beneficially own at least ten percent (10%) of the fully diluted MediaCo common stock for ten consecutive days), and (ii) certain consent rights over material actions taken by MediaCo.

Registration Rights Agreement

On April 17, 2024, in connection with the Transactions, MediaCo entered into a registration rights agreement with SG Broadcasting and Aggregator (the “Registration Rights Agreement”), pursuant to which MediaCo has granted each of SG Broadcasting and Aggregator customary underwritten shelf takedown and piggyback rights with respect to the registration of shares of Class A Common Stock with the SEC under the Securities Act of 1933, as amended (the “Securities Act”).  In addition, MediaCo has agreed to prepare and file within three months of the Closing Date a registration statement covering the sale or distribution of shares of Class A Common Stock held by SG Broadcasting and Aggregator.

Network Affiliation and Supply Agreements

On April 17, 2024, in connection with the Transactions, Purchaser entered into a Network Program Supply Agreement (the “Network Program Supply Agreement”) with certain subsidiaries of Estrella that operate radio broadcast stations (the “Radio Stations”).  Pursuant to the Network Program Supply Agreement, Purchaser has agreed to license certain programs and other material to the Radio Stations for distribution on the Radio Stations’ broadcast channels.

On April 17, 2024, in connection with the Transactions, Purchaser entered into a Network Affiliation Agreement (the “Network Affiliation Agreement”) with certain subsidiaries of Estrella that operate television broadcast stations (the “TV Stations”).  Pursuant to the Network Affiliation Agreement, Purchaser has agreed to license certain programs and other material to the TV Stations for distribution on the TV Stations’ broadcast channels.

Relationship and Agreements with Emmis

MediaCo was formed by Emmis in connection with a transaction (the “Transactions”) with SG Broadcasting that involved, among other things, Emmis conveying the assets of radio stations WBLS-FM and WQHT-FM (the “New York Radio Stations”) to MediaCo (the “Separation”) and distributing (the “Distribution”) all of MediaCo’s Class A Shares to all of Emmis’ shareholders pro rata. Emmis and the Company operate separately, each as an independent public company. In connection with the Separation, we and Emmis entered into certain agreements to affect the separation of our business from Emmis and govern our relationship with Emmis after the Separation. The following is a summary of the terms of the material agreements that we have entered into with Emmis. These summaries set forth the terms of the agreements that we believe are material and are qualified in their entirety by reference to the full text of such agreements.

Transaction Agreement

On June 28, 2019, we entered into a certain Contribution and Distribution Agreement with Emmis and SG Broadcasting (the “Transaction Agreement”). The Transaction Agreement sets forth our agreements with Emmis and SG Broadcasting regarding the principal actions to be taken in connection with the Transactions. The Transaction Agreement identified assets to be transferred, liabilities to be assumed and contracts to be assigned to the Company as part of the separation, and it provided for when and how these transfers, assumptions and assignments will occur.

Initial Contribution, SG Broadcasting Investment, Purchase Price and Adjustment. At the closing of the Transactions and pursuant to the terms of the Transaction Agreement, SG Broadcasting made an investment in MediaCo (the “Initial SG Broadcasting Investment”) consisting of $41,500,000 plus the $6,250,000 for additional working capital purposes. As consideration for the SG Broadcasting Investment, MediaCo issued to SG Broadcasting a convertible promissory note payable by MediaCo in the amount of $6,250,000 (the “Original SG Broadcasting Promissory Note”) and issued to SG Broadcasting 5,359,753 Class B Shares, which constituted all of the issued and outstanding Class B Shares, representing in the aggregate an approximately 76.28% equity ownership interest and 96.98% of the outstanding voting interests of MediaCo immediately following the Transactions. Contemporaneously, Emmis contributed the assets of the NY Radio Stations to MediaCo and MediaCo paid to Emmis the sum of $91,500,000 (the “Purchase Price”), issued the Emmis Promissory Note, secured the use of $5,000,000 of working capital from Emmis which was required to be repaid within nine months following the closing of the Transactions (and was so repaid), and issued to Emmis 1,666,667 Class A Shares, which constituted all of the issued and outstanding Class A Shares and represented in the aggregate approximately 23.72% equity ownership interest and 3.02% of the outstanding voting interests of MediaCo immediately following the Transactions. In connection with the Distribution, Emmis was issued an additional 16,619 Class A Shares in order to enable 0.1265 Class A Shares to be distributed for each share of Emmis common stock outstanding, and SG Broadcasting was issued an additional 53,444 Class B Shares to enable SG Broadcasting to retain its proportionate ownership percentage in MediaCo.

Contemporaneously with the close of the Transactions, to fund the Purchase Price, the Company entered into a five-year senior secured term loan agreement (the “Senior Credit Facility”) by and among MediaCo Holding Inc., the other parties designated as borrowers thereto, the financial institutions from time to time party thereto, and GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent. The Senior Credit Facility originally provided for initial borrowings of up to $50,000,000, which net proceeds, along with the proceeds from the Initial SG Broadcasting and the Original SG Broadcasting Promissory Note, were paid to Emmis as consideration for the NY Radio Stations, as well as one tranche of additional borrowings of $25,000,000. On December 13, 2019, the Company entered into an amendment and restatement of the Senior Credit Facility (the “Amended and Restated Senior Credit Facility”) to provide for an additional approximately $23,500,000 in incremental term loans, the proceeds of which were used to fund the Company’s obligations in connection with the transactions.

On December 9, 2022, following the consummation of the transactions contemplated by the Purchase Agreement, the Company repaid in full, without penalty, all of its obligations under the Senior Credit Facility, which was terminated at that time.

Indemnification. The Transaction Agreement provides for releases with respect to pre closing claims arising from the Transactions, and with respect to post Distribution claims, except as otherwise provided in the Transaction Agreement, indemnifications principally designed to place financial responsibility for obligations and liabilities allocated to MediaCo under the Transaction Agreement with MediaCo and financial responsibility for obligations and liabilities allocated to Emmis under the Transaction Agreement with Emmis. Other than in limited circumstances, Emmis shall only be responsible for certain breaches of representations and warranties if losses exceed one percent (1%) and the maximum recovery is limited to ten percent (10%) of the Purchase Price.

Other Matters Governed by the Contribution and Distribution Agreement. Other matters governed by the Transaction Agreement include, without limitation, access to financial and other information, insurance, confidentiality and access to and provision of records.

Emmis Promissory Note

The Emmis Promissory Note carries interest at a base rate equal to the interest on any senior credit facility of MediaCo, or if no senior credit facility is outstanding, of 6.00%, and an additional increase of 1.00% following the second anniversary of the date of issuance and additional increases of 1.00% following each successive anniversary thereafter. The Emmis Promissory Note has a maturity date of the fifth (5th) anniversary of its execution. Additionally, the Emmis Promissory Note will be payable in interest in kind through maturity, and will be convertible into Class A Shares at the option of Emmis beginning six (6) months after issuance and at a strike price equal to the thirty (30) day volume weighted average price of the Class A Shares on the date of conversion.

On August 19, 2022, Emmis exercised its right under the Emmis Convertible Promissory Note to convert thirty thousand dollars ($30,000.00) of the outstanding principal for 11,000 shares of the Company’s Class A common stock. On December 21, 2022, Emmis exercised its right under the Emmis Convertible Promissory Note to convert $0.9 million of the outstanding principal and $0.1 million of accrued but unpaid interest for 0.8 million shares of the Company's Class A common stock.

Shared Services Agreements

At closing of the Transactions, we entered into two Shared Services Agreements with Emmis. Historically, Emmis has operated radio stations WLIB AM and WEPN FM (which were retained by Emmis) from many of the same facilities and using many of the same personnel as used in the operation of NY Radio Stations. The Shared Services Agreements became operative as of the completion of the Separation to allow Emmis to continue to use MediaCo’s facilities, equipment and personnel consistent with past practices. Emmis is to reimburse MediaCo for all incremental out of pocket costs and expenses incurred by MediaCo in connection with this arrangement.

Antenna Site Agreement

At closing of the Transactions, we entered into an Antenna Site Agreement with WLIB. Historically, WBLS FM has used the antenna site owned by WLIB in Lyndhurst, New Jersey as an emergency backup site from which to broadcast WBLS FM’s programs in the event its other broadcast antennas are unavailable. The Antenna Site Agreement allows WBLS FM antenna space on the WLIB tower, as well as ground space for WBLS FM transmission equipment. The Antenna Site Agreement is to last for an initial term of 20 years, with two automatic renewal periods of 10 years each, unless MediaCo provides notice to WLIB of its intention to not renew the lease for an additional term. MediaCo is to pay to WLIB an annual license fee of ten dollars ($10.00).

Previously Terminated Agreements

At closing of the Transactions, MediaCo entered into an Employee Leasing Agreement, a Management Agreement and a Local Programming and Marketing Agreement with Emmis. All of such agreements were terminated by mutual agreement prior to 2022.

Relationship and Agreements with SG Broadcasting

At the closing of the Transactions and pursuant to the terms of the Transaction Agreement, SG Broadcasting made the Initial SG Broadcasting Investment. As consideration for the Initial SG Broadcasting Investment, MediaCo issued to SG Broadcasting the Original SG Broadcasting Promissory Note and 5,359,753 Class B Shares, which constituted all of the issued and outstanding Class B Shares, representing in the aggregate an approximately 76.28% equity ownership interest and 96.98% of the outstanding voting interests of MediaCo immediately following the Transactions. Following closing of the Transactions, SG Broadcasting owns all of the issued and outstanding Class B Shares, representing an approximately 76.28% equity ownership interest and a 96.98% voting interest in MediaCo.

On February 28, 2020, MediaCo amended and restated the Original SG Promissory Note to allow SG Broadcasting to fund up to an additional $4 million (the “Amended and Restated SG Promissory Note”), and on March 27, 2020, further amended and restated the Amended and Restated SG Promissory Note to allow SG Broadcasting to fund up to an additional $9.75 million (the “Second Amended and Restated SG Promissory Note”). On September 30, 2020, SG Broadcasting loaned an additional $0.3 million to the Company pursuant to an additional SG Broadcasting Promissory Note (the “Second SG Promissory Note, and together with the Amended and Restated SG Promissory Note, the “SG Broadcasting Notes”). The SG Broadcasting Notes carry interest at a base rate equal to the interest on any senior credit facility, or if no senior credit facility is outstanding, of 6.00%, and an additional increase of 1.00% following the second anniversary of the date of issuance and additional increases of 1.00% following each successive anniversary thereafter. The SG Broadcasting Notes will have a maturity date of six (6) months after the fifth (5th) anniversary of execution of the Original SG Promissory Note. Additionally, the SG Broadcasting Notes will be payable in interest in kind through maturity. Subject to the Share Cap (as defined in Proposal 3), the SG Broadcasting Notes are convertible into Class A Shares at the option of SG Broadcasting at a strike price equal to the thirty (30) day volume weighted average price of the Class A Shares on the date of conversion. On July 28, 2022, SG Broadcasting exercised its right under the SG Broadcasting Promissory Notes to fully convert the outstanding principal and accrued but unpaid interest into the Company's Class A common stock, and the 2019/2020 SG Broadcasting Promissory Notes were terminated at that time, while the May 2021 SG Broadcasting Promissory Note remains outstanding, but with no amounts outstanding as of December 31, 2022.

On December 13, 2019, MediaCo entered into an Assignment and Assumption of Purchase Agreement (the “Assignment and Assumption Agreement”) by and between Billboards LLC, a Delaware limited liability company (“Billboards LLC”) and the Company, regarding that certain Equity Purchase Agreement, dated as of October 16, 2019 (the “Purchase Agreement”), by and among Billboards LLC, FMG Kentucky, LLC, a Delaware limited liability company (“FMG Kentucky), FMG Valdosta, LLC, a Delaware limited liability company (together with FMG Kentucky, the “Acquired Companies”), and Fairway Outdoor Advertising Group, LLC, a Delaware limited liability company (“Fairway”). Billboards LLC is a wholly-owned subsidiary of Standard General L.P., a New York-based investment firm (“Standard General”). Standard General is an affiliate of the controlling shareholder of the Company, SG Broadcasting. The transactions contemplated by the Purchase Agreement closed concurrently with the Company’s entry into the Assignment and Assumption Agreement. At the same time, MediaCo issued to SG Broadcasting 220,000 MediaCo Series A Preferred Shares in exchange for a cash contribution of $22,000,000. On December 9, 2022 Fairway Outdoor LLC, FMG Kentucky, LLC and FMG Valdosta, LLC (collectively, “Fairway”), all of which are wholly owned direct and indirect subsidiaries of MediaCo, entered into an Asset Purchase Agreement (the “Purchase Agreement”), with The Lamar Company, L.L.C., a Louisiana limited liability company (the “Purchaser”). The transactions contemplated by the Purchase Agreement closed as of the date of the Purchase Agreement. The purchase price was $78.6 million, subject to certain customary adjustments, paid at closing in cash. The sale resulted in a pre-tax gain of $46.9 million in the fourth quarter of 2022.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Registered Public Accountants

The following table sets forth the fees (including cost reimbursements) paid to Ernst & Young LLP (Indianpolis, IN, PCAOB ID 42) for the year ended December 31, 2022 and December 31, 2023, for various categories of professional services they performed as our independent registered public accountants.

	Year ended December 31, 2021	Year ended December 31, 2022	Year ended December 31, 2023

Audit Fees	$470,000	$382,500	$392,750
Other Audit Fees	125,000	103,500	118,000
Total Fees	$595,000	$486,000	$510,750
(1)          Includes audit related fees incurred and expensed.
(2)        In 2023, other audit fees incurred related to the annual comfort letter relating to our at-the-market offering, the divestiture of our outdoor advertising business, and discontinued operations. In 2022, other audit fees incurred were related to the annual comfort letter relating to our at-the-market offering, a going concern assessment and fees associated with close monitoring designation.

Engagement of the Independent Registered Public Accountants and Approval of Services

During the year ended December 31, 2023, prior to engaging the independent registered public accountants to render the above services and pursuant to its charter, the Audit Committee approved the engagement for each of the services and determined that the provision of such services by the independent registered public accountants was compatible with the maintenance of Ernst & Young LLP’s independence in the conduct of its auditing services. Under its current charter, it is the policy of the Audit Committee (or in certain instances, the chairman of the Audit Committee) to pre-approve the retention of the independent registered public accountants for any audit services and for any non-audit services, including tax services. No services were performed during the fiscal year ended December 31, 2023, under the de minimis exception in Rule 2-01(c) (7)(i)(C) of Regulation S-X.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The financial statements filed as a part of this report are set forth under Item 8.

Financial Statement Schedules

No financial statement schedules are required to be filed with this report.

Exhibits

The following exhibits are filed or incorporated by reference as a part of this report (unless otherwise indicated, (i) each filed document from which an exhibit has been incorporated has been filed by the Company, and (ii) the file number with respect to each filed document is 1-39029):

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit		Filing Date

2.1$	Asset Purchase Agreement by and among MediaCo Holding Inc., MediaCo Operations LLC, Estrella Broadcasting, Inc., and SLF LBI Aggregator, LLC, dated April 17, 2024.		8-K		2.1		4/18/2024

3.1	Amended and Restated Articles of Incorporation of MediaCo Holding Inc., as amended.		10-KT	12/31/2019	3.1		3/27/2020

3.2	Articles of Amendment to Articles of Amendment of Amended & Restated Articles of Incorporation		8-K		3.1		3/27/2023

3.3	Amended and Restated Code of Bylaws of MediaCo Holding Inc.		10-K	12/31/2021	3.2		3/24/2022

3.4	Articles of Amendment to Amended & Restated Articles of Incorporation of MediaCo Holding Inc., dated April 17, 2014.		8-K		3.1		4/18/2024

4.1	Description of Capital Stock		10-KT	12/31/2019	4.1		3/27/2020

4.2	Class A Common Stock Purchase Warrant issued by MediaCo Holding Inc. to SLF LBI Aggregator, LLC, dated April 17, 2024.		8-K		4.1		4/18/2024

10.1†	Employment Agreement between MediaCo Holding Inc. and Ann Beemish, dated February 9, 2022		8-K		99.1		2/11/2022

10.2†	MediaCo Holding Inc. 2021 Equity Compensation Plan		Definitive Proxy		Ex. A		4/2/2021

10.3	Promissory Note, dated as of November 25, 2019, by MediaCo Holding Inc. in favor of Emmis Communications Corporation		8-K		10.8		11/27/2019

10.4†	Form of Restricted Stock Agreement under 2020 Equity Compensation Plan.		10-Q	6/30/2020	10.2		8/14/2020

10.5†	Separation and Release Agreement between the Company and Bradford A. Tobin		8-K		99.1		7/17/2023

10.6†	Separation and Release Agreement between the Company and Rahsan-Rahsan Lindsay		8-K		99.1		10/12/2023

10.7$	Voting and Support Agreement, by and among Estrella Broadcasting, Inc., MediaCo Holding, Inc., and SG Broadcasting LLC, dated April 17, 2024.		8-K		10.1	99.1	4/18/2024

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.8$	Term Loan Agreement dated as of April 17, 2024, between MediaCo Holding Inc., as Borrower, the financial institutions party thereto as lenders and WhiteHawk Capital Partners LP as Term Agent.		8-K	10.2	4/18/2024

10.9$	Second Lien Term Loan Agreement dated as of April 17, 2024, between MediaCo Holding Inc., as Borrower, the financial institutions party thereto as lenders and HPS Investment Partners, LLC as Term Agent.		8-K	10.3	4/18/2024

10.10	Stockholders Agreement by and among MediaCo Holding Inc., SLF LBI Aggregator, LLC, and SG Broadcasting LLC, dated April 17, 2024.		(1)	(1)	(1)

10.11	Registration Rights Agreement by and among MediaCo Holding Inc., SG Broadcasting LLC, and SLF LBI Aggregator, LLC, dated April 17, 2024.		8-K	10.5	4/18/2024

21	Subsidiaries of MediaCo Holding Inc.	@

23	Consent of Independent Registered Public Accounting Firm	@

31.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X

31.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X

32.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	@

32.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	@

97†	MediaCo Holding Inc. Compensation Recoupment Policy	@

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File becauseits XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

+	The Registrant will furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

†	Constitutes a management contract or compensatory plan or arrangement.

@	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on April 1, 2024.

$
Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC upon request.

(1)	Incorporated by reference to Exhibit 99.2 to Amendment No. 17 to the Schedule 13D of Standard General L.P. filed with the Securities and Exchange Commission on April 22, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACO HOLDING INC.

Date: April 29, 2024	By:	/s/ Jacqueline Hernández
Jacqueline Hernández

Interim Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2024	By:	/s/ Ann C. Beemish
Ann C. Beemish

Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)