Form 10-Q
period 2024-03-31
Mediaco Holding Inc.
filed 2024-05-15
CIK 1784254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
48 West 25th Street, Third Floor
New York, New York 10010
(Address of principal executive offices)
(212) 229-9797
(Registrant’s Telephone Number, Including Area Code)
395 Hudson Street, Floor 7
New York, New York 10014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No   ☒
The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of May 8, 2024, was:

41,291,540	Shares of Class A Common Stock, $.01 Par Value
5,413,197	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
NET REVENUES	$6,706	$7,335
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	6,650	7,237
Corporate expenses	3,390	1,884
Depreciation and amortization	133	159
Gain on disposal of assets	—	(39)
Total operating expenses	10,173	9,241
OPERATING LOSS	(3,467)	(1,906)
OTHER INCOME (EXPENSE):
Interest expense, net	(136)	(103)
Other (expense) income	10	129
Total other (expense) income	(126)	26
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,593)	(1,880)
PROVISION FOR INCOME TAXES	84	75
NET LOSS FROM CONTINUING OPERATIONS	(3,677)	(1,955)
DISCONTINUED OPERATIONS:
Loss from discontinued operations before income taxes	—	(152)
Income tax benefit from discontinued operations	—	—
NET LOSS FROM DISCONTINUED OPERATIONS	—	(152)
CONSOLIDATED NET LOSS	(3,677)	(2,107)
PREFERRED STOCK DIVIDENDS	723	590
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,400)	$(2,697)

Net loss per share attributable to common shareholders - basic and diluted:
Continuing operations	$(0.18)	$(0.10)
Discontinued operations	$—	$(0.01)
Net loss per share attributable to common shareholders - basic and diluted:	$(0.18)	$(0.11)

Weighted average common shares outstanding:
Basic	25,080	24,718
Diluted	25,080	24,718
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
(in thousands, except share data)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,960	$3,817
Restricted cash	1,354	1,337
Accounts receivable, net of allowance for credit losses of $378 and $353, respectively	6,684	6,675
Prepaid expenses	2,240	891
Other current assets	874	1,188
Total current assets	15,112	13,908
PROPERTY AND EQUIPMENT, NET	1,473	1,380
INTANGIBLE ASSETS, NET	64,663	64,593
OTHER ASSETS:
Operating lease right of use assets	13,529	13,614
Deposits and other	2,177	1,996
Total other assets	15,706	15,610
Total assets	$96,954	$95,491
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,662	$2,625
Current maturities of long-term debt	6,458	6,458
Accrued salaries and commissions	688	539
Deferred revenue	828	557
Operating lease liabilities	1,634	1,444
Income taxes payable	—	65
Other current liabilities	225	29
Total current liabilities	16,495	11,717
LONG TERM DEBT, NET OF CURRENT	—	—
OPERATING LEASE LIABILITIES, NET OF CURRENT	14,329	14,333
DEFERRED INCOME TAXES	2,850	2,775
OTHER NONCURRENT LIABILITIES	513	502
Total liabilities	34,187	29,327
COMMITMENTS AND CONTINGENCIES
SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK, $0.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED; 286,031 SHARES ISSUED AND OUTSTANDING	29,477	28,754
EQUITY:
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 20,578,568 shares and 20,741,865 shares at March 31, 2024, and December 31, 2023, respectively	206	210
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 5,413,197 shares at March 31, 2024, and December 31, 2023	54	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	60,578	60,294
Accumulated deficit	(27,548)	(23,148)
Total equity	33,290	37,410
Total liabilities and equity	$96,954	$95,491
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		APIC	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2023	20,741,865	$210	5,413,197	$54	$60,294	$(23,148)	$37,410
Net loss	—	—	—	—	—	(3,677)	(3,677)
Issuance of class A to employees, officers and directors, net	(151,993)	(4)	—	—	291	—	287
Repurchase of class A common shares	(11,304)	—	—	—	(7)	—	(7)
Preferred stock dividends	—	—	—	—	—	(723)	(723)
BALANCE, MARCH 31, 2024	20,578,568	$206	5,413,197	$54	$60,578	$(27,548)	$33,290

BALANCE, DECEMBER 31, 2022	20,443,138	$207	5,413,197	$54	$59,817	$(13,102)	$46,976
Net loss	—	—	—	—	—	(2,107)	(2,107)
Issuance of class A to employees, officers and directors, net	564,548	6	—	—	363	—	369
Repurchase of class A common shares	(395,813)	(6)	—	—	(565)	—	(571)
Preferred stock dividends	—	—	—	—	—	(590)	(590)
BALANCE, MARCH 31, 2023	20,611,873	$207	5,413,197	$54	$59,615	$(15,799)	$44,077
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(3,677)	$(2,107)
Less: Loss from discontinued operations, net of tax	—	152
Adjustments to reconcile net loss to net cash provided by operating activities -
Depreciation and amortization	133	159
Noncash lease expense	85	651
Allowance for credit losses	25	(20)
Provision for deferred income taxes	75	75
Noncash compensation	364	634
Other noncash items	2	82
Changes in assets and liabilities
Accounts receivable	(34)	1,402
Prepaid expenses and other current assets	(1,035)	(432)
Other assets	(331)	—
Accounts payable and accrued liabilities	4,210	104
Deferred revenue	271	383
Operating lease liabilities	186	(398)
Income taxes	(29)	—
Other liabilities	167	133
Net cash provided by continuing operating activities	412	818
Net cash provided by discontinued operating activities	—	160
Net cash provided by operating activities	412	978
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(26)	(237)
Purchases of internally-created software	(146)	(312)
Net cash used in continuing investing activities	(172)	(549)
Net cash used in discontinued investing activities	—	—
Net cash used in investing activities	(172)	(549)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of class A common stock	(7)	(571)
Settlement of tax withholding obligations	(73)	(109)
Net cash used in continuing financing activities	(80)	(680)
Net cash used in discontinued financing activities	—	(38)
Net cash used in financing activities	(80)	(718)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	160	(289)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	7,071	15,301
End of period	7,231	15,012
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	—
Cash, cash equivalents and restricted cash of continuing operations at end of period	$7,231	$15,012
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
Our assets consist of two radio stations, WQHT(FM) and WBLS(FM) (the “Stations”), which serve the New York City demographic market area that primarily targets Black, Hispanic, and multi-cultural consumers, as well as certain assets that we acquired in April 2024. See Note 10 for additional information. We derive our revenues primarily from radio and digital advertising sales, but we also generate revenues from events, including sponsorships and ticket sales, licensing, and syndication.
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
Going Concern
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Pursuant to Accounting Standards Codification (“ASC”) Topic 205-40, Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern within one year of the date of issuance of these financial statements (May 15, 2024). Based on its current projections of future cash flows, current financial condition, sources of liquidity and debt service obligations due on or before May 15, 2025, the Company believes it has the ability to meet its obligations for at least one year from the date of issuance of these condensed consolidated financial statements.
In the 2023 Form 10-K filed on April 1, 2024, the Company stated that it had substantial doubt about its ability to continue as a going concern within one year after the date the financial statements were issued. As a result of the consummation of the transactions contemplated by the asset purchase agreement and related debt and equity issuances discussed in Note 10, the conditions described in the 2023 Form 10-K that raised substantial doubt about whether the Company would continue as a going concern no longer exist.
Cash, Cash Equivalents and Restricted Cash
MediaCo considers time deposits, money market fund shares and all highly liquid debt investment instruments with original maturities of three months or less to be cash equivalents. At times, such deposits may be in excess of FDIC insurance limits. Restricted cash at March 31, 2024 and December 31, 2023 consisted of $1.4 million and $1.3 million, respectively, held in escrow related to the Company's disposition of the Fairway business, classified in current assets, and $1.9 million as of March 31, 2024 and December 31, 2023 held as collateral for a letter of credit entered into in connection with the lease in New York City for our radio operations and corporate offices, which expires in October 2039, and included in the line item Deposits and Other in the condensed consolidated balance sheets.
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

Allowance for Credit Losses
An allowance for credit losses is recorded based on management’s judgment of the collectability of trade receivables. When assessing the collectability of receivables, management considers, among other things, customer type (agency versus non-agency), historical loss experience, existing and expected future economic conditions and aging category. Amounts are written off after all normal collection efforts have been exhausted. The activity in the allowance for credit losses for the three-month periods ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
Beginning Balance	$353	$122
Change in Provision	25	(20)
Write Offs	—	—
Ending Balance	$378	$102
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

	Three Months Ended March 31,
	2024	2023
Numerator:
Loss from continuing operations	$(3,677)	$(1,955)
Less: Preferred stock dividends	(723)	(590)
Loss from continuing operations available to common shareholders	(4,400)	(2,545)
Loss from discontinued operations, net of income taxes	—	(152)
Net loss attributable to common shareholders	$(4,400)	$(2,697)

Denominator:
Weighted-average shares of common stock outstanding — basic and diluted	25,080	24,718

Earnings per share of common stock attributable to common shareholders:
Net loss per share attributable to common shareholders - basic and diluted:
Continuing operations	$(0.18)	$(0.10)
Discontinued operations	—	(0.01)
Net loss per share attributable to common shareholders - basic and diluted:	$(0.18)	$(0.11)

On August 20, 2021, MediaCo Holding Inc. entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“B. Riley”), pursuant to which the Company may offer and sell, from time to time through or to B. Riley, as agent or principal, shares of the Company’s Class A Common Stock, having an aggregate offering price of up to $12.5 million. No shares were sold during the three-month periods ended March 31, 2024 or 2023.
For the three month period ended March 31, 2024, we repurchased under a share repurchase plan 11,304 shares of Class A common stock for an immaterial amount.
The following convertible equity shares and restricted stock awards were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

	Three Months Ended March 31,
(in thousands)	2024	2023
Convertible Emmis promissory note	9,423	4,742
Series A convertible preferred stock	41,546	20,926
Restricted stock awards	146	194
Total anti-dilutive shares	51,115	25,862
Recent Accounting Pronouncements Not Yet Implemented
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures by enhancing information about how an entity’s operations and related tax risks and its tax planning and operation opportunities affect its tax rate and prospects for future cash flows. This guidance is effective for fiscal years beginning after December 31, 2024, with early adoption permitted. Adoption allows for prospective application, with retrospective application permitted. We are currently assessing the impact this standard will have on our condensed consolidated financial statements, including, but not limited to, our income taxes footnote disclosure.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. We are currently assessing the impact this standard will have on our condensed consolidated financial statements.
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
The financial results of Fairway are presented as income from discontinued operations on our condensed consolidated statements of operations. The following table presents the financial results of Fairway:

	Three Months Ended March 31,
	2024	2023
Net revenues	$—	$—
OPERATING EXPENSES
Operating expenses excluding depreciation and amortization expense	—	152
Total operating expenses	—	152
(Loss) income from operations of discontinued operations	—	(152)
Interest and other, net	—	—
Loss from discontinued operations, before income taxes	—	(152)
Income tax benefit (expense)	—	—
Loss from discontinued operations, net of income taxes	$—	$(152)
3. INTANGIBLE ASSETS
As of March 31, 2024 and December 31, 2023, intangible assets consisted of the following:

	March 31, 2024	December 31, 2023
Indefinite-lived intangible assets
FCC licenses	$63,266	$63,266
Definite-lived intangible assets
Software	1,397	1,327
Total	$64,663	$64,593
Valuation of Indefinite-lived Broadcasting Licenses
In accordance with ASC Topic 350, Intangibles—Goodwill and Other, the Company’s FCC licenses are considered indefinite-lived intangibles; therefore, they are not subject to amortization, but are tested for impairment at least annually as discussed below.
The carrying amounts of the Company’s FCC licenses were $63.3 million as of March 31, 2024 and December 31, 2023. Pursuant to our accounting policy, stations in a geographic market cluster are considered a single unit of accounting. The stations perform an annual impairment test of indefinite-lived intangibles as of October 1 of each year. When indicators of impairment are present, we will perform an interim impairment test. There have been no indicators of impairment since we performed our annual impairment assessment as of October 1, 2023 and therefore there has been no need to perform an interim impairment assessment. Future impairment tests may result in additional impairment charges in subsequent periods.
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

Definite-lived intangibles
The following table presents the weighted-average useful life at March 31, 2024, and the gross carrying amount and accumulated amortization at March 31, 2024 and December 31, 2023, for our definite-lived intangible assets:

		March 31, 2024			December 31, 2023
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software	4.1	$1,733	$336	$1,397	$1,583	$256	$1,327
The software was developed internally by our radio operations and represents our updated website and mobile application, which offer increased functionality and opportunities to grow and interact with our audience. They cost $1.7 million to develop and useful lives of five years and seven years were assigned to the application and website, respectively.
Total amortization expense from definite-lived intangible assets for each of the three months ended March 31, 2024 and 2023 was $0.1 million. The Company estimates amortization expense each of the next five years as follows:

Year ending December 31,	Amortization Expense
2024 (from April 1)	$260
2025	347
2026	347
2027	304
2028	133
After 2028	6
Total	$1,397
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
Disaggregation of revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
	2024	% of Total	2023	% of Total
Revenue by Source:
Spot Radio Advertising	$4,348	64.8%	$4,769	65.0%
Digital	862	12.9%	974	13.3%
Syndication	598	8.9%	605	8.2%
Events and Sponsorships	121	1.8%	156	2.1%
Other	777	11.6%	831	11.4%
Total net revenues	$6,706		$7,335
5. LONG-TERM DEBT
Long-term debt was comprised of the note payable to Emmis of $6.5 million at March 31, 2024 and December 31, 2023 and was classified as current at March 31, 2024 and December 31, 2023 as the note matures within the next 12 months.
Emmis Convertible Promissory Note
The Emmis Convertible Promissory Note (as defined below) carries interest at a base rate equal to the interest on any senior credit facility, including any applicable paid in kind rate, or if no senior credit facility is outstanding, of 6.0%, plus an additional 1.0% on any payment of interest in kind and, without regard to whether the Company pays such interest in kind, an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. The Company has been accruing interest since inception using the rate applicable if the interest will be paid in kind. The Emmis Convertible Promissory Note is convertible, in whole or in part, into MediaCo Class A common stock at the option of Emmis and at a strike price equal to the thirty-day volume weighted average price of the MediaCo Class A common stock on the date of conversion. The Emmis Convertible Promissory Note matures on November 25, 2024. As of March 31, 2024, the principal balance outstanding under the Emmis Convertible Promissory Note was $6.5 million.
Based on amounts outstanding at March 31, 2024, mandatory principal payments of long-term debt are $6.5 million in 2024.
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
On April 17, 2024, the Company received a notification letter from the Staff indicating that the Company has regained compliance with Nasdaq’s Minimum Bid Price Requirement and the matter is closed.
7. INCOME TAXES
The effective tax rate for the three months ended March 31, 2024 and 2023 was 2% and 4%, respectively. Our effective tax rate for the three months ended March 31, 2024 differs from the statutory tax rate primarily due to the recognition of additional valuation allowance.
ASC paragraph 740-10 clarified the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute of the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that reaches greater than 50% likelihood of being realized upon ultimate settlement. In 2023, we recorded approximately $390 thousand of gross tax liability for uncertain tax positions related to federal and state income tax returns filed. Additionally, we recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision. As of March 31, 2024, the amount of interest accrued was approximately $34 thousand, which did not include the federal tax benefit of interest deductions.
8. LEASES
We determine if an arrangement is a lease at inception. We have operating leases for office space and tower space expiring at various dates through October 2039. Some leases have options to extend and some have options to terminate. Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities in our condensed consolidated balance sheets.
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
We elected not to apply the recognition requirements of ASC 842, Leases, to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, we recognized lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized in the three months ended March 31, 2024 and 2023 was not material.
On November 18, 2022, the Company entered into a lease agreement in New York City for our radio operations and corporate offices with a lease commencement date of February 1, 2023 and a noncancellable lease term through October 2039. This resulted in a right of use asset of $10.4 million and an operating lease liability of $10.4 million when recorded at lease commencement.
The impact of operating leases to our condensed consolidated financial statements was as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$634	$952
Operating cash flows from operating leases	280	750
Right-of-use assets obtained in exchange for new operating lease liabilities	—	10,391

	March 31, 2024	December 31, 2023
Weighted average remaining lease term - operating leases (in years)	13.8	14.0
Weighted average discount rate - operating leases	11.5%	11.4%
As of March 31, 2024, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ending December 31,
2024 (from April 1)	$1,382
2025	2,053
2026	2,453
2027	2,477
2028	2,500
After 2028	26,560
Total lease payments	37,425
Less imputed interest	(21,462)
Total recorded lease liabilities	$15,963
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
Convertible Promissory Notes
As a result of the transaction described above, on November 25, 2019, we issued a convertible promissory notes to Emmis (such note, the “Emmis Convertible Promissory Note”) in the amount of $5.0 million. Through December 31, 2022, there were annual interest amounts paid in kind on the Emmis Convertible Promissory Note such that the principal balances outstanding as of December 31, 2022 was $6.0 million.
For the year ended December 31, 2023, interest of $0.5 million was paid-in-kind and added to the principal balance outstanding. Consequently, the principal amount outstanding as of December 31, 2023 and March 31, 2024 under the Emmis Convertible Promissory Note was $6.5 million.
The Company recognized interest expense of $0.2 million and $0.1 million related to the Emmis Convertible Promissory Note for the three months ended March 31, 2024 and 2023, respectively.
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
Dividends on Series A Convertible Preferred Stock held by SG Broadcasting were $0.7 million and $0.6 million, respectively, for the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, unpaid cumulative dividends were $0.9 million and $0.2 million, respectively, and included in the balance of preferred stock in the accompanying condensed consolidated balance sheets.
On April 16, 2024, SG Broadcasting exercised its right to entirely convert $29.6 million of the outstanding balance on the MediaCo Series A Preferred Shares for 20.7 million shares of the Company’s Class A common stock.
Consulting Agreements & Other Activity
In October 2023, we entered into agreements with five consultants that are currently employed by affiliates of Standard General. One of the agreements had a term that expired on February 1, 2024 and was billed at an hourly rate of $125 per hour. Three of the agreements have a term that expires on May 31, 2024 and are billed at rates of $6,000, $8,400, and $12,000 per month. One agreement may be terminated at any time by either party and is billed at $18,000 per month, plus expenses. For the three months ended March 31, 2024, $0.2 million of fees were incurred related to these agreements.
In March 2024, we made payments of $15,000 to the National Association of Investment Companies, of which a member of our board of directors is the President & CEO.
10. SUBSEQUENT EVENTS
On April 17, 2024, MediaCo, and its wholly-owned subsidiary MediaCo Operations LLC, a Delaware limited liability company (“Purchaser”), entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Estrella Broadcasting, Inc., a Delaware corporation (“Estrella”), and SLF LBI Aggregator, LLC, a Delaware limited liability company (“Aggregator”) and affiliate of HPS Investment Partners, LLC (“HPS”), pursuant to which Purchaser purchased substantially all of the assets of Estrella and its subsidiaries (other than certain broadcast assets owned by Estrella and its subsidiaries (the “Estrella Broadcast Assets”)) (the “Purchased Assets”), and assumed substantially all of the liabilities (the “Assumed Liabilities”) of Estrella and its subsidiaries. Estrella operates seven television stations located in California, Texas, New York, Colorado, Illinois, and Florida as well as 12 radio stations in California and Texas.
MediaCo provided the following consideration for the Purchased Assets:
i. A warrant (the “Warrant”) to purchase up to 28,206,152 shares of MediaCo’s Class A Common Stock, par value $0.01 per share (“Class A Common Stock”);
ii.60,000 shares of a newly designated series of MediaCo’s preferred stock designated as “Series B Preferred Stock” (the “Series B Preferred Stock”);
iii.A term loan in the principal amount of $30.0 million under the Second Lien Credit Agreement (as defined below) (the “Second Lien Term Loan”); and
iv.An aggregate cash payment in the amount of approximately $30.0 million to be used, in part, for the repayment of certain indebtedness of Estrella and payment of certain Estrella transaction expenses.
Other key terms and agreements related to this transaction are summarized below.
Option Agreement
On April 17, 2024, in connection with the Transactions contemplated by the Asset Purchase Agreement (the “Transactions”), MediaCo and Purchaser entered into an Option Agreement (the “Option Agreement”) with Estrella and certain subsidiaries of Estrella pursuant to which (i) Purchaser was granted the option to purchase 100% of the equity interests of certain subsidiaries of Estrella holding the Estrella Broadcast Assets (the “Option Subsidiaries Equity”) in exchange for 7,051,538 shares of Class A Common Stock, and (ii) Estrella was granted the right to put the Option Subsidiaries Equity to Purchaser for the same consideration beginning six months after the date of the closing of the Transactions (the “Closing Date”). The Option Agreement is subject to FCC approval.

First Lien Term Loan
In order to finance the Transactions, MediaCo and its direct and indirect subsidiaries entered into a maximum $45.0 million first lien term loan credit facility, dated April 17, 2024 (the “First Lien Credit Agreement”), with White Hawk Capital Partners, LP, as term agent thereunder, and the lenders party thereto. Under the terms of the First Lien Credit Agreement, MediaCo received an initial term loan of $35.0 million on April 17, 2024 (the “Initial Loan”) and was provided with a subsequent delayed draw facility of up to $10.0 million that may be provided for additional working capital purposes under certain conditions (the “Delayed Draw” and the loans thereunder, the “Delayed Draw Term Loans”). The Initial Loan and Delayed Draw Term Loans are collectively referred to as the “First Lien Term Loans.” The proceeds of the Initial Loan were used to finance the Transactions, pay off certain existing indebtedness in connection therewith and pay related fees and transaction costs. The Initial Loan will mature on April 17, 2029, and each Delayed Draw Term Loan will mature on the date that is two years after the drawing of such Delayed Draw Term Loan. First Lien Term Loans will be subject to monthly amortization payments equal to 0.8333% of the initial principal amount of the First Lien Term Loans, and monthly interest payments at a rate of SOFR + 6.00%. The Delayed Draw Term Loans have an unused lien fee of 1% and a delayed draw term loan upfront fee of 3%. As of May 9, 2024, $5 million remains to be drawn on the Delayed Draw Term Loans. The First Lien Term Loans are subject to a borrowing base in accordance with the terms of the First Lien Credit Agreement.
Second Lien Term Loan
In addition, MediaCo and its direct and indirect subsidiaries entered into a $30.0 million second lien term loan credit facility, dated April 17, 2024 (the “Second Lien Credit Agreement”), with HPS as term agent, and the lenders party thereto. Under the terms of the Second Lien Credit Agreement, MediaCo was deemed to receive the Second Lien Term Loan of $30.0 million on April 17, 2024 in exchange for the Transactions. The Second Lien Term Loan will mature on April 17, 2029 and will be subject to monthly interest payments at a rate of SOFR + 6.00%. The Second Lien Term Loans are subject to a borrowing base in accordance with the terms of the Second Lien Credit Agreement. MediaCo is currently paying the variable SOFR interest in cash while the fixed rate portion is paid in-kind.
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
There were no other subsequent events other than the conversion of MediaCo Series A Preferred Shares for shares of the Company’s Class A common stock discussed in Note 9.

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
•Our ability to successfully complete and integrate acquisitions, including the recent transactions with Estrella Broadcasting, Inc. and any future acquisitions;
•The accuracy of management’s estimates and assumptions on which the Company’s financial projections are based; and
•Other factors mentioned in documents filed by the Company with the Securities and Exchange Commission.
For a more detailed discussion of these and other risk factors, see the Risk Factors section of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2024. MediaCo does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.
GENERAL
We own and operate two radio stations located in New York City, as well as the assets acquired in April 2024 in our transactions, with Estrella Broadcasting, Inc. These assets include Estrella Media’s network, content, digital, and commercial operations. Among the Estrella Media brands joining MediaCo are the EstrellaTV network and its influential linear and digital video content business, and Estrella Media’s expansive digital channels, including its four FAST channels – EstrellaTV, Estrella News, Cine EstrellaTV, and Estrella Games – and the EstrellaTV app. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales are the primary component of our consolidated revenues. These rates are in large part based on our stations’ ability to attract audiences in demographic groups targeted by their advertisers. The Nielsen Company generally measures station ratings weekly for markets measured by the Portable People Meter™. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research, advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
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

The following table summarizes the sources of our revenues from continuing operations for the three months ended March 31, 2024 and 2023. The category “Other” includes, among other items, revenues related to network revenues and barter.

(dollars in thousands)	Three Months Ended March 31,
	2024	% of Total	2023	% of Total
Net revenues:
Spot Radio Advertising	$4,348	64.8%	$4,769	65.0%
Digital	862	12.9%	974	13.3%
Syndication	598	8.9%	605	8.2%
Events and Sponsorships	121	1.8%	156	2.1%
Other	777	11.6%	831	11.4%
Total net revenues	$6,706		$7,335
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
The results of our broadcast radio operations are solely dependent on the results of our stations in the New York market. Some of our competitors that operate larger station clusters in the New York market are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were up 4.5% for the three months ended March 31, 2024, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were down 6.6%, as compared to the same period of the prior year. The decreases for our New York Cluster were largely driven by lower spend in the media and financial sectors.
MediaCo relies on events to help bolster revenue and operating performance. One of the key events is Summer Jam that occurs in June of each year. Summer Jam is highly reliant on tickets sales and sponsorships to drive revenue. Tickets sales are dependent on the performers and the venue chosen, which also impacts sponsorship revenue. MediaCo is currently estimating risk around the year’s Summer Jam revenue with a potential revenue decline from 2023 in the range of $3.0 million to $3.6 million. While this is offset by lower estimated operating costs, we are currently estimating operating profit could decline from 2023 in the range of $1.5 million to $2.1 million.
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
A complete description of our critical accounting estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on April 1, 2024.
RESULTS OF OPERATIONS
Three-Month Periods Ended March 31, 2024 compared to March 31, 2023
The following discussion refers to the Company’s continuing operations. See Note 2 — Discontinued Operations in our condensed consolidated financial statements included elsewhere in this report for additional information.
Net revenues:

	Three Months Ended March 31, 2024
(dollars in thousands)	2024	2023	$ Change	% Change
Net revenues	$6,706	$7,335	$(629)	(8.6)%
Net revenues decreased for the three months ended March 31, 2024 as lower spend in the media and financial sectors was offset by stronger telecommunications and healthcare spend.
We typically monitor the performance of our stations against the aggregate performance of the market in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for the New York radio market increased 4.5% for the three-month period ended March 31, 2024, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were down 6.6% for the three-month period ended March 31, 2024, as compared to the same period of the prior year.
Operating expenses excluding depreciation and amortization expense:

(dollars in thousands)	Three Months Ended March 31, 2024
	2024	2023	$ Change	% Change
Operating expenses excluding depreciation and amortization expense	$6,650	$7,237	$(587)	(8.1)%
Operating expenses excluding depreciation and amortization expense decreased for the three months ended March 31, 2024 compared to the same period in the prior year due to lower salary costs, lease expense, music license fees, and professional service fees.
Corporate expenses:

(dollars in thousands)	Three Months Ended March 31, 2024
	2024	2023	$ Change	% Change
Corporate expenses	$3,390	$1,884	$1,506	79.9%
Corporate expenses increased for the three months ended March 31, 2024 due to higher professional service fees driven by the Estrella transaction, partially offset by lower salary and stock based compensation expenses.
Depreciation and amortization:

(dollars in thousands)	Three Months Ended March 31, 2024
	2024	2023	$ Change	% Change
Depreciation and amortization	$133	$159	$(26)	(16.4)%
Depreciation and amortization expense decreased for the three months ended March 31, 2024 due to certain assets becoming fully depreciated in the prior year.

Gain on disposal of assets:

(dollars in thousands)	Three Months Ended March 31, 2024
	2024	2023	$ Change	% Change
Gain on disposal of assets	$—	$(39)	$39	—%
The gain on disposal of assets for the three months ended March 31, 2023 related to the sale of vehicles in the first quarter of 2023. There were no such disposals in the current year.
Operating loss:

(dollars in thousands)	Three Months Ended March 31, 2024
	2024	2023	$ Change	% Change
Operating loss	$(3,467)	$(1,906)	$(1,561)	81.9%
See “Net revenues,” “Operating expenses excluding depreciation and amortization,” "Depreciation and amortization," "Gain on disposal of assets," and “Corporate expenses” above.
Interest expense, net:

(dollars in thousands)	Three Months Ended March 31, 2024
	2024	2023	$ Change	% Change
Interest expense, net	$(136)	$(103)	$(33)	32.0%
Interest expense, net increased for the three months ended March 31, 2024 due to accrued interest on the Emmis convertible promissory note being paid in kind in the fourth quarter of 2023, which increased the principal balance outstanding.
Provision for income taxes:

(dollars in thousands)	Three Months Ended March 31, 2024
	2024	2023	$ Change	% Change
Provision for income taxes	$84	$75	$9	12.0%
Our provision for income taxes tax is primarily due to changes in deferred tax liabilities.
Consolidated net loss:

(dollars in thousands)	Three Months Ended March 31, 2024
	2024	2023	$ Change	% Change
Consolidated net loss	$(3,677)	$(2,107)	$(1,570)	74.5%
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
At March 31, 2024, we had cash, cash equivalents and restricted cash of $7.2 million and negative working capital of $(1.4) million. At December 31, 2023, we had cash, cash equivalents and restricted cash of $7.1 million and net working capital of $2.2 million. The decrease in net working capital was driven by accrued expenses related to the Estrella transaction.
At March 31, 2024, we had $6.5 million of promissory notes outstanding to Emmis under the Emmis Convertible Promissory Note, all of which was classified as current and has debt service requirements of $7.3 million over the next twelve months.
As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths.
Cash flows provided by continuing operating activities were $0.4 million compared to cash flows provided by $0.8 million for the three months ended March 31, 2024 and 2023, respectively. The decrease was mainly attributable to changes in working capital.

Cash flows used in continuing investing activities were $0.2 million for the three months ended March 31, 2024, attributable to capital expenditures related to a new digital platform project and our build out of our new space for radio operations and corporate offices. Cash flows used in continuing investing activities were $0.5 million for the three months ended March 31, 2023, attributable to purchases of internally-created software.
Cash flows used in continuing financing activities were $0.1 million for the three months ended March 31, 2024, attributable to repurchases of our Class A common stock and settlement of tax withholding obligations. Cash flows used in continuing financing activities were $0.7 million for the three months ended March 31, 2023, attributable to repurchases of our Class A common stock and settlement of tax withholding obligations.
In the 2023 Form 10-K filed on April 1, 2024, the Company stated that it had substantial doubt about its ability to continue as a going concern within one year after the date the financial statements were issued. As a result of the consummation of the transactions contemplated by the asset purchase agreement and related debt and equity issuances discussed in Note 10 to these condensed consolidated financial statements, the conditions described in the 2023 Form 10-K that raised substantial doubt about whether the Company would continue as a going concern no longer exist.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As an emerging growth company, we are not required to provide this information.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (the “Controls Evaluation”) was performed under the supervision and with the participation of management, including our Interim Chief Executive Officer (“Interim CEO”) and Chief Financial Officer (“CFO”).
Based upon the Controls Evaluation, our Interim CEO and CFO concluded that as of March 31, 2024, our Disclosure Controls are effective to ensure that information relating to MediaCo Holding Inc. and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the opinion of management of the Company there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information relating to the shares we purchased during the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2024 – January 31, 2024	11,304	$0.60	11,304	$1,000,029
February 1, 2024 – February 29, 2024	—	$—	—	$1,000,029
March 1, 2024 – March 31, 2024	—	$—	—	$1,000,029
Total	11,304	$0.60	11,304

ITEM 5. OTHER INFORMATION
None of the Company's directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2024.
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

MEDIACO HOLDING INC.

Date: May 15, 2024	By:	/s/ Ann C. Beemish
Ann C. Beemish
Executive Vice President, Chief Financial Officer and
Treasurer