Form 10-Q
period 2024-06-30
Mediaco Holding Inc.
filed 2024-09-18
CIK 1784254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No   ☒
The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of September 4, 2024, was:

41,289,461	Shares of Class A common stock, $.01 Par Value
5,413,197	Shares of Class B common stock, $.01 Par Value
—	Shares of Class C common stock, $.01 Par Value

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
NET REVENUES	$26,202	$12,080	$32,908	$19,415
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	34,647	11,046	41,297	18,283
Corporate expenses	3,445	1,002	6,835	2,886
Depreciation and amortization	1,431	148	1,564	307
Loss (gain) on disposal of assets	5	—	5	(39)
Total operating expenses	39,528	12,196	49,701	21,437
OPERATING LOSS	(13,326)	(116)	(16,793)	(2,022)
OTHER INCOME (EXPENSE):
Interest expense, net	(3,782)	(116)	(3,918)	(219)
Change in fair value of warrant shares liability	(31,027)	—	(31,027)	—
Other income (expense)	10	(123)	20	6
Total other expense	(34,799)	(239)	(34,925)	(213)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(48,125)	(355)	(51,718)	(2,235)
PROVISION FOR INCOME TAXES	182	75	266	150
NET LOSS FROM CONTINUING OPERATIONS	(48,307)	(430)	(51,984)	(2,385)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	9	—	(143)
CONSOLIDATED NET LOSS	(48,307)	(421)	(51,984)	(2,528)
Net income attributable to noncontrolling interest	828	—	828	—
PREFERRED STOCK DIVIDENDS	128	596	851	1,186
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(49,263)	$(1,017)	$(53,663)	$(3,714)

Net loss per share attributable to common shareholders - basic and diluted:
Continuing operations	$(0.75)	$(0.04)	$(1.19)	$(0.14)
Discontinued operations	$—	$—	$—	$(0.01)
Net loss per share attributable to common shareholders - basic and diluted:	$(0.75)	$(0.04)	$(1.19)	$(0.15)

Weighted average common shares outstanding:
Basic	65,415	24,947	45,166	24,927
Diluted	65,415	24,947	45,166	24,927
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
(in thousands, except share data)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,918	$3,817
Restricted cash	—	1,337
Accounts receivable, net of allowance for credit losses of $679 and $353, respectively	27,676	6,675
Prepaid expenses	1,716	891
Current programming rights	3,306	—
Other current assets	1,283	1,188
Total current assets	43,899	13,908
PROPERTY AND EQUIPMENT, NET	18,902	1,380
GOODWILL	14,878	—
OTHER INTANGIBLE ASSETS, NET	204,688	64,593
OTHER ASSETS:
Lease right of use assets	47,205	13,614
Noncurrent programming rights	6,240	—
Deposits and other	2,833	1,996
Total other assets	56,278	15,610
Total assets	$338,645	$95,491
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$27,245	$2,625
Current maturities of long-term debt	6,458	6,458
Accrued salaries and commissions	739	539
Deferred revenue	10,582	557
Operating lease liabilities	6,160	1,444
Finance lease liabilities	699	—
Income taxes payable	2,030	65
Other current liabilities	1,123	29
Total current liabilities	55,036	11,717
LONG TERM DEBT, NET OF CURRENT	64,015	—
WARRANT SHARES	101,542	—
SERIES B PREFERRED STOCK	33,547	—
OPERATING LEASE LIABILITIES, NET OF CURRENT	40,863	14,333
FINANCE LEASE LIABILITIES, NET OF CURRENT	2,276	—
DEFERRED INCOME TAXES	3,022	2,775
NONCURRENT PROGRAM RIGHTS PAYABLE	5,596	—
OTHER NONCURRENT LIABILITIES	638	502
Total liabilities	306,535	29,327
COMMITMENTS AND CONTINGENCIES
SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK, $0.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED; 0 AND 286,031 SHARES ISSUED AND OUTSTANDING AT JUNE 30, 2024 AND DECEMBER 31, 2023, RESPECTIVELY	—	28,754
EQUITY:
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 41,278,034 shares and 20,741,865 shares at June 30, 2024, and December 31, 2023, respectively	413	210
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 5,413,197 shares at June 30, 2024, and December 31, 2023	54	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	89,997	60,294
Accumulated deficit	(76,811)	(23,148)
Total equity	13,653	37,410
Noncontrolling interests	18,457	—
Total equity and noncontrolling interests	32,110	37,410
Total liabilities and equity and noncontrolling interests	$338,645	$95,491
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Class A common stock		Class B common stock		APIC	Accumulated Deficit	Noncontrolling Interests	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2023	20,741,865	$210	5,413,197	$54	$60,294	$(23,148)	$—	$37,410
Net loss	—	—	—	—	—	(3,677)	—	(3,677)
Issuance of class A to employees, officers and directors, net	(151,993)	(4)	—	—	291	—	—	287
Repurchase of class A common shares	(11,304)	—	—	—	(7)	—	—	(7)
Preferred stock dividends	—	—	—	—	—	(723)	—	(723)
BALANCE, MARCH 31, 2024	20,578,568	$206	5,413,197	$54	$60,578	$(27,548)	$—	$33,290
Net (loss) income	—	—	—	—	—	(49,135)	828	(48,307)
Issuance of class A to employees, officers and directors, net	(34,403)	—	—	—	22	—	—	22
Conversion of preferred series A shares	20,733,869	207	—	—	29,397	—	—	29,604
Noncontrolling interest resulting from Estrella transaction	—	—	—	—	—	—	17,629	17,629
Preferred stock dividends	—	—	—	—	—	(128)	—	(128)
BALANCE, JUNE 30, 2024	41,278,034	$413	5,413,197	$54	$89,997	$(76,811)	$18,457	$32,110

BALANCE, DECEMBER 31, 2022	20,443,138	$207	5,413,197	$54	$59,817	$(13,102)	$—	$46,976
Net loss	—	—	—	—	—	(2,107)	—	(2,107)
Issuance of class A to employees, officers and directors, net	564,548	6	—	—	363	—	—	369
Repurchase of class A common shares	(395,813)	(6)	—	—	(565)	—	—	(571)
Preferred stock dividends	—	—	—	—	—	(590)	—	(590)
BALANCE, MARCH 31, 2023	20,611,873	$207	5,413,197	$54	$59,615	$(15,799)	$—	$44,077
Net loss	—	—	—	—	—	(421)	—	(421)
Issuance of class A to employees, officers and directors, net	(150,485)	(2)	—	—	266	—	—	264
Repurchase of class A common shares	(56,031)	(1)	—	—	(67)	—	—	(68)
Preferred stock dividends	—	—	—	—	—	(596)	—	(596)
BALANCE, JUNE 30, 2023	20,405,357	$204	5,413,197	$54	$59,814	$(16,816)	$—	$43,256
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(51,984)	$(2,528)
Less: Loss from discontinued operations, net of tax	—	143
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	1,564	307
Amortization of deferred financing costs, including original issue discount	129	—
Amortization of fair value adjustment of Preferred Series B Shares and 2nd Lien Term Loan	977	—
Noncash change in warrant shares	31,027	—
Noncash interest expense	965	—
Noncash lease expense	731	1,283
Allowance for credit losses	79	(20)
Provision for deferred income taxes	247	150
Noncash compensation	473	979
Other noncash items	790	429
Changes in assets and liabilities
Accounts receivable	(4,669)	156
Prepaid expenses and other current assets	1,502	(703)
Other assets	(544)	(172)
Accounts payable and accrued liabilities	(7,569)	(996)
Deferred revenue	816	738
Operating lease liabilities	137	(666)
Income taxes	(32)	(3,021)
Other liabilities	650	250
Net cash used in continuing operating activities	(24,711)	(3,671)
Net cash provided by discontinued operating activities	—	390
Net cash used in operating activities	(24,711)	(3,281)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(93)	(624)
Purchases of internally-created software	(146)	(296)
Cash paid in acquisitions, net of cash acquired	(6,847)	—
Other investing	100	—
Net cash used in continuing investing activities	(6,986)	(920)
Net cash used in discontinued investing activities	—	—
Net cash used in investing activities	(6,986)	(920)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	38,800	—
Payments for debt-related costs	(1,618)	—
Repurchases of class A common stock	(7)	(639)
Settlement of tax withholding obligations	(163)	(329)
Net cash provided by (used in) continuing financing activities	37,012	(968)
Net cash used in discontinued financing activities	—	(38)
Net cash provided by (used in) financing activities	37,012	(1,006)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,315	(5,207)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	7,071	15,301
End of period	12,386	10,094
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	—
Cash, cash equivalents and restricted cash of continuing operations at end of period	$12,386	$10,094
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$739	$—
Cash paid for income taxes	$—	$3,021
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Unless Indicated Otherwise)
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
MediaCo Holding Inc., its subsidiaries, and a variable interest entity (“VIE”) (collectively, “MediaCo” or the “Company”) is an owned and operated multi-media company formed in Indiana in 2019, focused on television, radio and digital advertising, premium programming and events.
On April 17, 2024, MediaCo Holding Inc. and its wholly-owned subsidiary MediaCo Operations LLC, a Delaware limited liability company (“Purchaser”), entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Estrella Broadcasting, Inc., a Delaware corporation (“Estrella”), and SLF LBI Aggregator, LLC, a Delaware limited liability company (“Aggregator”) and affiliate of HPS Investment Partners, LLC (“HPS”), pursuant to which Purchaser purchased substantially all of the assets of Estrella and its subsidiaries (other than certain broadcast assets owned by Estrella and its subsidiaries (the “Estrella Broadcast Assets”)) (the “Purchased Assets”), and assumed substantially all of the liabilities (the “Assumed Liabilities”) of Estrella and its subsidiaries (such transactions, collectively, the “Estrella Acquisition”). MediaCo Operations LLC operates the Purchased Assets under the trade name Estrella MediaCo.
Our assets consist of two radio stations located in New York City, WQHT(FM) and WBLS(FM) (the “Stations”), which serve the New York City demographic market area that primarily target Black, Hispanic, and multi-cultural consumers, and as a result of the Estrella Acquisition, Estrella’s network, content, digital, and commercial operations, including network affiliation and program supply agreements with Estrella for its 11 radio stations serving Los Angeles, CA, Houston, TX, and Dallas, TX and nine television stations serving Los Angeles, CA, Houston, TX, Denver, CO, and Miami, FL. Among the Estrella brands that joined MediaCo are the EstrellaTV network, its influential linear and digital video content business, Estrella’s expansive digital channels, including its four FAST channels - EstrellaTV, Estrella News, Cine EstrellaTV, and Estrella Games, and the EstrellaTV app. See Note 3 for additional information. We derive our revenues primarily from radio, television and digital advertising sales, but we also generate revenues from events, including sponsorships and ticket sales, licensing, and syndication.
Unless the context otherwise requires, references to “we”, “us” and “our” refer to MediaCo, its subsidiaries and the Estrella VIE (as defined below), collectively.
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
The Company determined that the Estrella entities holding the Estrella Broadcast Assets (the “Estrella VIE”) are a VIE in which the Company holds a controlling financial interest. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) paragraph 810-10-25-38A and paragraph 810-10-25-38B, a reporting entity (in this case, the Company) is deemed to have a controlling financial interest in a VIE if it has both of the following characteristics:
a.The power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and
b.The obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
The Company determined that since the major factors in the economic performance of the Estrella VIE are the popularity of the programming provided by the Company to the Estrella VIE and the Company’s sale of advertising in that programming, the Company is the primary beneficiary of the VIE, and the remaining assets and liabilities of the Estrella VIE should be consolidated in the Company’s consolidated financial statements as of April 17, 2024.
The Company accounts for noncontrolling interest in accordance with ASC 810, which requires companies with noncontrolling interests to disclose such interests as a portion of equity but separate from the Parent’s equity. The noncontrolling interests’ portion of net income (loss) is presented on the condensed consolidated statement of operations.
Going Concern
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Pursuant to ASC Topic 205-40, Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern within one year of the date of issuance of these financial statements (September 18, 2024). In conducting this analysis, management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt service obligations due on or before September 18, 2025.

The Company has experienced diminished revenues and profitability, driven in part by weaker sales for our annual Summer Jam concert, and expects these conditions to continue for an undetermined period of time. Management has considered these circumstances in assessing the Company’s liquidity over the next year. Liquidity is a measure of an entity’s ability to meet potential cash requirements, maintain its assets, fund its operations, and meet the other general cash needs of its business. The Company’s liquidity is impacted by general economic, financial, competitive, and other factors beyond its control. The Company’s liquidity requirements consist primarily of funds necessary to pay its expenses, principally debt service and operational expenses, such as labor costs, and other related expenditures. The Company generally satisfies its liquidity needs through cash provided by operations. In addition, the Company has taken steps to enhance its ability to fund its operational expenses by reducing various costs and is prepared to take additional steps as necessary.
At June 30, 2024, we had $6.5 million outstanding to Emmis under the Emmis Convertible Promissory Note (as defined in Note 10), all of which is classified as current and has debt service obligations of approximately $7.3 million due under its Emmis Convertible Promissory Note from September 18, 2024 (the date of issuance of these financial statements) through September 18, 2025. In September 2024, the Company entered into the First Amendment of the First Lien Credit Agreement, with White Hawk Capital Partners, LP, which provides for $7.5 million of additional Delayed Draw Term Loan Commitments for Delayed Draw Term Loans, and waives the requirement for mandatory prepayment of any net proceeds received as a result of any equity issuances, up to $7.3 million. Each Delayed Draw Term Loan will mature on the date that is two years after the drawing of such Delayed Draw Term Loan.
As a result of this amendment, management anticipates the Company will be able to meet its liquidity needs for the next twelve months with cash and cash equivalents on hand, additional draws on its First Lien Term Loan, and projected cash flows from operations. Therefore, substantial doubt has been alleviated about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“fiscal year 2023”). As a result of the Estrella Acquisition, certain policies have been added or adjusted to reflect our combined business.
Programming Rights
MediaCo has elected to record programming right assets and liabilities acquired from third parties at the gross amount at inception. These programming rights are amortized, on a straight-line basis, over the license term, beginning in the period in which the license period begins and program becomes available for broadcast in accordance with ASC Topic 920, Entertainment - Broadcasters. Program rights expected to be amortized to expense in the following 12 month period are classified as current assets and program rights payable within the following 12 month period are classified as current liabilities. All program rights payable are included in accounts payable and accrued expenses except for $5.6 million which is included in other noncurrent liabilities. Amortization expense for the three and six months ended June 30, 2024 was $0.8 million which is included in operating expenses excluding depreciation and amortization. These programming rights are primarily related to one agreement which ends in February 2028.
Cash, Cash Equivalents and Restricted Cash
MediaCo considers time deposits, money market fund shares and all highly liquid debt investment instruments with original maturities of three months or less to be cash equivalents. At times, such deposits may be in excess of FDIC insurance limits. Restricted cash at December 31, 2023 consisted of $1.3 million held in escrow related to the Company's disposition of the Fairway business, classified in current assets and the restrictions were released in June 2024. Additionally, restricted cash of $1.9 million as of June 30, 2024 and December 31, 2023 was held as collateral for a letter of credit entered into in connection with the lease in New York City for our radio operations and corporate offices, which expires in October 2039, and restricted cash of $0.5 million as of June 30, 2024 was held for a collateral account related to merchant banking for the Company’s purchase card program and for an office lease security deposit, all included in the line item Deposits and Other in the condensed consolidated balance sheets.
Fair Value Measurements
Fair value is the exchange price to sell an asset or transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company uses market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs may be readily observable, corroborated by market data, or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. (see Note 4 for more discussion). The Company’s Warrant Shares (as defined in Note 3) are classified as a liability for which the fair value is measured on a recurring basis using Level 2 inputs (see Note 6 for more discussion). We have no assets or liabilities for which fair value is measured on a recurring basis using Level 3 inputs.

The Company has certain assets that are measured at fair value on a non-recurring basis including those described in Note 4, Intangible Assets, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 4 for more discussion).
The Company’s long-term debt is not actively traded and is considered a Level 3 measurement. The Company believes the current carrying value of its long-term debt approximates its fair value as it is variable rate debt.
Allowance for Credit Losses
An allowance for credit losses is recorded based on management’s judgment of the collectability of trade receivables. When assessing the collectability of receivables, management considers, among other things, customer type (agency versus non-agency), historical loss experience, existing and expected future economic conditions and aging category. Amounts are written off after all normal collection efforts have been exhausted. The activity in the allowance for credit losses for the three-month and six-month periods ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning Balance	$378	$102	$353	$122
Additions related to Estrella Acquisition	496	—	496	—
Change in Provision	54	—	79	(20)
Write Offs	(249)	—	(249)	—
Ending Balance	$679	$102	$679	$102
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
Earnings Per Share
Our basic and diluted net loss per share is computed using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses. Shares of our Series A Convertible Preferred Stock, $0.01 par value (the “Series A preferred stock” or the “Series A preferred shares”) included rights to participate in dividends and distributions to common stockholders on an if-converted basis, and accordingly were considered participating securities until April 2024, when all outstanding shares of Series A preferred stock were converted in accordance with their terms into 20.7 million shares of MediaCo’s Class A common stock, par value $0.01 per share (the “Class A common stock”). During periods of undistributed losses, however, no effect was given to our participating securities since they are not contractually obligated to share in the losses. We have elected to determine the earnings allocation based on income (loss) from continuing operations. For periods with a loss from continuing operations, all potentially dilutive items were anti-dilutive and thus basic and diluted weighted-average shares are the same. The following is a reconciliation of basic and diluted net loss per share attributable to Class A and Class B common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Loss from continuing operations	$(48,307)	$(430)	$(51,984)	$(2,385)
Less: Net income attributable to noncontrolling interests	(828)	—	(828)	—
Less: Preferred stock dividends	(128)	(596)	(851)	(1,186)
Loss from continuing operations available to common shareholders	(49,263)	(1,026)	(53,663)	(3,571)
Income (loss) from discontinued operations, net of income taxes	—	9	—	(143)
Net loss attributable to common shareholders	$(49,263)	$(1,017)	$(53,663)	$(3,714)

Denominator:
Weighted-average shares of common stock outstanding — basic and diluted	65,415	24,947	45,166	24,927

Earnings per share of common stock attributable to common shareholders:
Net loss per share attributable to common shareholders - basic and diluted:
Continuing operations	$(0.75)	$(0.04)	$(1.19)	$(0.14)
Discontinued operations	—	—	—	(0.01)
Net loss per share attributable to common shareholders - basic and diluted:	$(0.75)	$(0.04)	$(1.19)	$(0.15)
On August 20, 2021, MediaCo Holding Inc. entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“B. Riley”), pursuant to which the Company may offer and sell, from time to time through or to B. Riley, as agent or principal, shares of the Company’s Class A common stock, having an aggregate offering price of up to $12.5 million. No shares were sold during the six-month periods ended June 30, 2024 or 2023.
For the six-month period ended June 30, 2024, we repurchased under a share repurchase plan 11,304 shares of Class A common stock for an immaterial amount.
The following convertible equity shares and restricted stock awards were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Convertible Emmis promissory note	8,596	5,563	9,561	4,795
Option agreement shares	5,734	—	2,867	—
Series A convertible preferred stock	6,569	24,549	24,479	21,162
Restricted stock awards	590	248	575	230
Total anti-dilutive shares	21,489	30,360	37,482	26,187
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
The financial results of Fairway are presented as income from discontinued operations on our condensed consolidated statements of operations. The following table presents the financial results of Fairway:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues	$—	$—	$—	$—
OPERATING EXPENSES
Operating expenses excluding depreciation and amortization expense	—	(9)	—	143
Total operating expenses	—	(9)	—	143
Income (loss) from operations of discontinued operations	—	9	—	(143)
Interest and other, net	—	—	—	—
Income (loss) from discontinued operations, before income taxes	—	9	—	(143)
Income tax benefit (expense)	—	—	—	—
Income (loss) from discontinued operations, net of income taxes	$—	$9	$—	$(143)
3. BUSINESS COMBINATIONS
The Company accounts for acquisitions in accordance with guidance found in ASC 805, Business Combinations. The guidance requires consideration given, including contingent consideration, assets acquired, and liabilities assumed to be valued at their fair values at the acquisition date. The guidance further provides that: (1) acquisition costs will generally be expensed as incurred, (2) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (3) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. ASC 805 requires that any excess of purchase price over fair value of assets acquired, including identifiable intangibles and liabilities assumed, be recognized as goodwill.
Estrella Acquisition
On April 17, 2024, MediaCo consummated the Estrella Acquisition, pursuant to which it purchased substantially all of the assets of Estrella, other than the Estrella Broadcast Assets, and assumed substantially all of the liabilities of Estrella and its subsidiaries. MediaCo provided the following consideration for the Estrella Acquisition (the “Transaction Consideration”):
aA warrant (the “Warrant”) to purchase up to 28,206,152 shares of MediaCo’s Class A common stock;
b60,000 shares of a newly designated series of MediaCo’s preferred stock designated as “Series B Preferred Stock” (the “Series B Preferred Stock”),
cA term loan in the principal amount of $30.0 million under the Second Lien Credit Agreement (as defined below) (the “Second Lien Term Loan”); and
dAn aggregate cash payment in the amount of approximately $25.5 million to be used, in part, for the repayment of certain indebtedness of Estrella and payment of certain Estrella transaction expenses, financed through the First Lien Credit Agreement (as defined below).

Option Agreement
On April 17, 2024, in connection with the Estrella Acquisition, MediaCo and Estrella entered into an Option Agreement (the “Option Agreement” and, together with the Estrella Acquisition and the transactions contemplated by the Network Affiliation Agreement and the Network Program Supply Agreement described below, collectively, the “Estrella Transactions”) with Estrella and certain subsidiaries of Estrella pursuant to which (i) MediaCo was granted the option to purchase 100% of the equity interests of certain subsidiaries of Estrella holding the Estrella Broadcast Assets (the “Option Subsidiaries Equity”) in exchange for 7,051,538 shares of Class A common stock, and (ii) Estrella was granted the right to put the Option Subsidiaries Equity to MediaCo for the same consideration during a period beginning six months after the date of the closing of the Estrella Transactions (the “Closing Date”) and ending after seven years, which will automatically extend for a renewal term of seven years unless both parties mutually agree otherwise.
Voting and Support Agreement
The Asset Purchase Agreement provides that MediaCo will prepare and file with the Securities and Exchange Commission (the “SEC”) a proxy statement to be sent to MediaCo stockholders relating to a special meeting of MediaCo stockholders (the “Stockholders Meeting”) to be held to consider approval of the issuance of shares of Class A Common Stock upon exercise of the Warrant and the issuance of shares of Class A Common Stock pursuant to the Option Agreement (the “Proposal”).
On April 17, 2024, in connection with the Estrella Acquisition, SG Broadcasting LLC (“SG Broadcasting”), the holder of shares of Class A common stock and Class B common stock, par value $0.01 per share (“Class B common stock”) representing a majority of the voting power of the shares of MediaCo, entered into a Voting and Support Agreement with MediaCo and Estrella (the “Voting and Support Agreement”), pursuant to which SG Broadcasting agreed to, among other things, and subject to the terms and conditions set forth therein, at any meeting of MediaCo stockholders (including the Stockholders Meeting), or at any adjournment or postponement thereof, vote in favor of the Proposal and against any action or proposal that would reasonably be expected to prevent or materially delay consummation of the Proposal. The Voting Agreement also includes certain customary restrictions on SG Broadcasting’s ability to transfer its shares of MediaCo stock. The Voting Agreement will automatically terminate upon the date on which the Proposal is approved.
Warrant
On April 17, 2024, in connection with the Estrella Acquisition, MediaCo issued the Warrant, which provides for the purchase of up to 28,206,152 shares of Class A common stock (the “Warrant Shares”), subject to customary adjustments as set forth in the Warrant, at an exercise price per share of $0.00001. Subject to certain limitations, the Warrant also provides that the Warrant holder has the right to participate in distributions on Class A common stock on an as-exercised basis. The Warrant further provides that in no event shall the aggregate number of Warrant Shares issuable to the Warrant holder upon exercise of the Warrant exceed 19.9% of the aggregate number of shares of common stock of MediaCo outstanding, or the voting power of such outstanding shares of common stock, on the business day immediately preceding the issue date for such Warrant Shares, calculated in accordance with the applicable rules of the Nasdaq Capital Market (“Nasdaq”), unless and until the Proposal has been approved.
The shares of Class A common stock issuable upon the exercise of the Warrant and the shares of Class A common stock issuable upon the exercise of the Option Agreement represent approximately 43% of the outstanding shares of Class A common stock on a fully diluted basis (assuming the full exercise of the Warrant and the Option Agreement).
First Lien Term Loan
In order to finance the Estrella Acquisition, MediaCo entered into a maximum $45.0 million first lien term loan credit facility, dated April 17, 2024 (the “First Lien Credit Agreement”), with White Hawk Capital Partners, LP, as term agent thereunder, and the lenders party thereto. Under the terms of the First Lien Credit Agreement, MediaCo received an initial term loan of $35.0 million on April 17, 2024 (the “Initial Loan”) and was provided with a subsequent delayed draw facility of up to $10.0 million that may be provided for additional working capital purposes under certain conditions (the “Delayed Draw” and the loans thereunder, the “Delayed Draw Term Loans”; the financing contemplated by the First Lien Term Loan, together with Estrella Transaction and the payment of the Transaction Consideration, the “Transactions”). The Initial Loan and Delayed Draw Term Loans are collectively referred to as the “First Lien Term Loans.” The proceeds of the Initial Loan were used to finance the Estrella Acquisition, pay off certain existing Estrella indebtedness in connection therewith and pay related fees and transaction costs. The Initial Loan will mature on April 17, 2029, and each Delayed Draw Term Loan will mature on the date that is two years after the drawing of such Delayed Draw Term Loan. The first of such Delayed Draw Term Loan of $5.0 million was made on May 2, 2024. First Lien Term Loans will be subject to monthly interest payments at a rate of SOFR + 6.00%. Beginning May 2027, monthly amortization payments are required equal to 0.8333% of the initial principal amount of the First Lien Term Loans. The First Lien Term Loans are subject to a borrowing base in accordance with the terms of the First Lien Credit Agreement.

Second Lien Term Loan
In addition, MediaCo and its direct and indirect subsidiaries entered into a $30.0 million second lien term loan credit facility, dated April 17, 2024 (the “Second Lien Credit Agreement”), with HPS as term agent, and the lenders party thereto. Under the terms of the Second Lien Credit Agreement, MediaCo was deemed to receive the Second Lien Term Loan of $30.0 million on April 17, 2024 in connection with the consummation of the Estrella Acquisition. The Second Lien Term Loan will mature on April 17, 2029 and will be subject to monthly interest payments at a rate of SOFR + 6.00%. The Second Lien Term Loans are subject to a borrowing base in accordance with the terms of the Second Lien Credit Agreement.
Series B Preferred Stock
In addition, MediaCo issued 60,000 shares of Series B Preferred Stock with an aggregate initial liquidation value of $60.0 million, which Series B Preferred Stock rank senior and in priority of payment to all other equity securities of MediaCo, including with respect to any repayment, redemption, distributions, bankruptcy, insolvency, liquidation, dissolution or winding-up. Pursuant to the Series B Articles of Amendment, the ability of MediaCo to make distributions with respect to, or make a liquidation payment on, any other class of capital stock in the Company designated to be junior to, or on parity with, the Series B Preferred Stock, will be subject to certain restrictions. Issued and outstanding shares of Series B Preferred Stock will accrue dividends, payable in kind, at an annual rate equal to 6.00% of the liquidation value thereof, subject to increase upon the occurrence of certain trigger events set forth in the Series B Articles of Amendment. The Series B Preferred Stock is mandatorily redeemable after seven years and is not convertible into any other equity securities of the Company. As such, it is classified as a long term liability on the condensed consolidated balance sheet and accrued dividends are classified in Interest expense, net on the condensed consolidated statements of operations.
Network Affiliation and Supply Agreements
On April 17, 2024, in connection with the Estrella Acquisition, MediaCo entered into a Network Program Supply Agreement (the “Network Program Supply Agreement”) with certain subsidiaries of Estrella that operate radio broadcast stations (the “Radio Stations”). Pursuant to the Network Program Supply Agreement, MediaCo has agreed to license certain programs and other material to the Radio Stations for distribution on the Radio Stations’ broadcast channels.
On April 17, 2024, in connection with the Estrella Acquisition, MediaCo entered into a Network Affiliation Agreement (the “Network Affiliation Agreement”) with certain subsidiaries of Estrella that operate television broadcast stations (the “TV Stations”). Pursuant to the Network Affiliation Agreement, MediaCo has agreed to license certain programs and other material to the TV Stations for distribution on the TV Stations’ broadcast channels.
Preliminary Purchase Price Allocation
The valuation of assets acquired and liabilities assumed has not yet been finalized as of June 30, 2024. The purchase price allocation is preliminary and subject to change, including the valuation of noncash consideration transferred, property and equipment, intangible assets, income taxes, and goodwill, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. The preliminary allocation presented below is based upon management’s estimate of the fair values using valuation techniques including income, cost, and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.
The Estrella Acquisition comprises the new Estrella MediaCo Video & Digital and Estrella MediaCo Audio, Digital & Events segments. The following tables summarize the preliminary fair value of cash and noncash consideration transferred, assets acquired, and liabilities assumed as of the acquisition date:

Preliminary Valuation as of April 17, 2024
Cash Consideration	25,499
Noncash Consideration:
Warrants(1)	70,515
Series B Preferred Stock(2)	31,975
Second Lien Term Loan(2)	26,534
Total Noncash Consideration	129,024
Total Consideration	154,523
(1)    Represents the fair value of warrants to purchase 28,206,152 shares of Class A common stock issued in the Estrella Transactions valued at the close price on the day prior to close of $2.50.
(2)    Represents the fair value of the Series B Preferred Stock and Second Lien Term Loan using a required yield of 15.23% and 14.14%, respectively.

Preliminary Valuation and Allocation as of April 17, 2024
Cash and cash equivalents	18,124
Accounts receivable, net of allowance for doubtful accounts of $496	16,412
Prepaid expenses	1,838
Current programming rights	3,635
Other current assets	555
Property and equipment, net	17,897
Intangible assets, net	140,877
Right of use assets	34,322
Goodwill	14,878
Noncurrent programming rights	6,607
Deposits and other	688
Assets acquired	255,833

Accounts payable and accrued expenses	32,033
Deferred revenue	9,209
Operating lease liabilities	31,109
Finance lease liabilities	3,029
Other Liabilities	8,301
Liabilities assumed	83,681
Fair value of noncontrolling interests (1)	17,629

Net assets acquired	154,523
(1) Fair value of noncontrolling interests based on 7,051,538 warrants issued in Option Agreement valued at the close price on the day prior to close of $2.50.
Property and equipment is primarily composed of broadcasting equipment and leasehold improvements. The fair value of property and equipment is based on preliminary assumptions that are subject to change as we complete our valuation procedures. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.
The amount allocated to definite-lived intangible assets represents the estimated fair values of customer relationships of $15.6 million, favorable leasehold interests of $13.0 million, and programming rights of $10.2 million and will be amortized over the estimated remaining useful lives of 15 years, 35 years and 4 years, respectively.
The amount allocated to indefinite-lived intangible assets represents the estimated fair values of the FCC licenses of $112.2 million and goodwill of $14.9 million. Goodwill, which is derived from the expanded client base and our ability to provide broader advertising solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and we expect it will be deductible for tax purposes. Goodwill of $4.5 million and $10.4 million from this transaction is allocated to our Estrella MediaCo Video & Digital and Estrella MediaCo Audio, Digital & Events segments, respectively.
As part of the acquisition, we incurred costs of $5.5 million and $9.0 million for the three and six months ended June 30, 2024, respectively, primarily related to transaction bonuses and professional services, which are included in the operating expenses excluding depreciation and amortization and corporate expenses line items in the condensed consolidated statement of operations. Additionally, there were $1.8 million of deferred financing costs and $1.1 million of original issue discount related to the issuance of the First Lien Credit Agreement included in the line item long term debt, net of current.
Variable Interest Entity
As discussed in Note 1, the Company determined that the Estrella entities holding the Estrella Broadcast Assets represented a VIE in which the Company holds a controlling financial interest, as MediaCo is the primary beneficiary of the VIE. Estrella VIE’s assets can be used only to settle obligations of the Estrella VIE. The carrying amounts of the VIE’s consolidated assets and liabilities included in the condensed consolidated balance sheet are as follows:

June 30, 2024
Cash and cash equivalents	$6,540
Accounts receivable, net of allowance for doubtful accounts of $38	6,207
Prepaid expenses	564
Other current assets	440
Total current assets	13,751
PROPERTY AND EQUIPMENT, NET	8,106
OTHER INTANGIBLE ASSETS, NET	112,210
OTHER ASSETS:
Lease right of use assets	2,818
Deposits and other	576
Total other assets	3,394
Total assets	$137,461
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,426
Deferred revenue	65
Operating lease liabilities	362
Income taxes payable	2,029
Total current liabilities	6,882
OPERATING LEASE LIABILITIES, NET OF CURRENT	2,466
OTHER NONCURRENT LIABILITIES	3,404
Total liabilities	12,752
Net assets	124,709
The summarized operating results of the VIE are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues	$3,174	$—	$3,174	$—
Operating income	827	—	827	—
Net income	828	—	828	—
Pro Forma Financial Information
The following table presents the estimated unaudited pro forma combined results of MediaCo and Estrella for the three and six months ended June 30, 2024 and 2023 as if the acquisition had occurred on January 1, 2023:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2024	2023	2024	2023
Net revenues	$28,722	$35,175	$54,649	$62,092
Loss from continuing operations before income taxes	(57,721)	(13,535)	(67,110)	(35,188)
The supplemental pro forma financial information has been prepared using the acquisition method of accounting and is based on the historical financial information of MediaCo and Estrella. The supplemental pro forma financial information does not necessarily represent what the combined companies’ revenue or results of operations would have been had the Estrella Acquisition been completed on January 1, 2023, nor is it intended to be a projection of future operating results of the combined company. It also does not reflect any operating efficiencies or potential cost savings that might be achieved from synergies of combining MediaCo and Estrella.

The unaudited supplemental pro forma financial information reflects primarily pro forma adjustments related to fair value estimates for intangibles, property and equipment, debt, preferred stock, interest expense and amortization of deferred financing costs for the debt and preferred stock issuances to finance the Estrella Acquisition. The unaudited supplemental pro forma financial information includes transaction charges associated with the Estrella Acquisition. There are no material, nonrecurring pro forma adjustments directly attributable to the Estrella Acquisition included in the reported pro forma revenue and loss from continuing operations before income taxes.
4. INTANGIBLE ASSETS
As of June 30, 2024 and December 31, 2023, intangible assets consisted of the following:

	June 30, 2024	December 31, 2023
Indefinite-lived intangible assets
FCC licenses	$175,476	$63,266
Goodwill	14,878	—
Definite-lived intangible assets
Customer relationships	14,895	—
Favorable leasehold interests	12,962	—
Software	1,311	1,327
Other	44	—
Total definite-lived intangible assets	$29,212	$1,327
Total noncurrent other intangible assets, net and goodwill	$219,566	$64,593
Valuation of Indefinite-lived Broadcasting Licenses
In accordance with ASC Topic 350, Intangibles—Goodwill and Other, the Company’s FCC licenses are considered indefinite-lived intangibles; therefore, they are not subject to amortization, but are tested for impairment at least annually as discussed below.
The carrying amounts of the Company’s FCC licenses were $175.5 million and $63.3 million as of June 30, 2024 and December 31, 2023, respectively. Pursuant to our accounting policy and the provisions of ASC350-30, which states that separately recorded indefinite-lived intangible assets should be combined into a single unit of accounting for purposes of testing for impairment if they are operated as a single asset, we aggregate FCC licenses for impairment testing if their signals are simulcast and are operating as one revenue producing asset.
The stations perform an annual impairment test of indefinite-lived intangibles as of October 1 of each year. When indicators of impairment are present, we will perform an interim impairment test. There have been no indicators of impairment since we performed our annual impairment assessment as of October 1, 2023 and therefore there has been no need to perform an interim impairment assessment. The FCC licenses consolidated with the Estrella VIE were recorded at fair value as part of the Estrella Acquisition. Future impairment tests may result in additional impairment charges in subsequent periods.
Fair value of our FCC licenses is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine the fair value of our FCC licenses, the Company considers both income and market valuation methods when it performs its impairment tests. Under the income method, the Company projects cash flows that would be generated by its unit of accounting assuming the unit of accounting was commencing operations in its market at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC licenses. The Company assumes the competitive situation that exists in its market remains unchanged, with the exception that its unit of accounting commenced operations at the beginning of the valuation period. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC licenses.
Major assumptions involved in this analysis include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share and discount rate. Each of these assumptions may change in the future based upon changes in general economic conditions, audience behavior, consummated transactions, and numerous other variables that may be beyond our control. The projections incorporated into our license valuations take into consideration then current economic conditions. Under the market method, the Company uses recent sales of comparable radio or television stations for which the sales value appeared to be concentrated entirely in the value of the license, to arrive at an indication of fair value. When evaluating our radio and television broadcasting licenses for impairment, the testing is performed at the unit of accounting level as determined by ASC Topic 350-30-35. In our case, radio stations in a geographic market cluster are considered a single unit of accounting.

Valuation of Goodwill
As a result of the Estrella Acquisition, the Company recorded $14.9 million of goodwill, which accounts for all goodwill on the condensed consolidated balance sheet as of June 30, 2024, and of which $4.5 million is allocated to our Estrella MediaCo Video & Digital segment and $10.4 million is allocated to our Estrella MediaCo Audio, Digital & Events segment. ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. Under ASC 350 we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual quantitative goodwill impairment test. We will perform this assessment annually as of October 1, unless indicators of impairment exist at an interim period. There were no indicators of impairment for the current period.
When performing a quantitative assessment for impairment, the Company intends to use a market approach to determine the fair value of each reporting unit by multiplying the cash flows of the reporting unit by an estimated market multiple. We believe this methodology for valuing our reporting units is a common approach and the multiples we intend to use will be based on our peer comparisons, analyst reports, and market transactions. To corroborate the fair values determined using the market approach, we intend to also use an income approach, which is a discounted cash flow method to determine the fair value of each reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the Company will recognize an impairment charge equal to the difference in the statement of operations.
Definite-lived intangibles
The following table presents the weighted-average useful life at June 30, 2024, and the gross carrying amount and accumulated amortization at June 30, 2024 and December 31, 2023, for our definite-lived intangible assets:

		June 30, 2024			December 31, 2023
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3.8	$15,572	$677	$14,895	$—	$—	$—
Favorable leasehold interests	34.8	13,039	77	12,962	—	—	—
Software	3.9	1,733	422	1,311	1,583	256	1,327
Other	0.8	56	12	44	—	—	—
Total		$30,400	$1,188	$29,212	$1,583	$256	$1,327
The software was developed internally by our radio operations and represents our updated website and mobile application, which offer increased functionality and opportunities to grow and interact with our audience. This software cost $1.7 million to develop and useful lives of five years and seven years were assigned to the application and website, respectively. The customer relationships, favorable leasehold interests, and a time brokerage agreement were acquired as part of the Estrella Acquisition.
Total amortization expense from definite-lived intangible assets for each of the three and six months ended June 30, 2024 and 2023 and included in the depreciation and amortization line item in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization expense	$852	$67	$932	$135
The Company estimates amortization expense each of the next five years as follows:

Year ending December 31,	Amortization Expense
2024 (from July 1)	$2,013
2025	3,679
2026	3,093
2027	2,524
2028	1,943
After 2028	15,960
Total	$29,212

5. REVENUE
The Company generates revenue from the sale of services including, but not limited to: (i) on-air commercial broadcast time, (ii) non-traditional revenues including event-related revenues and event sponsorship revenues, and (iii) digital advertising. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue. Certain network sales contracts include a guaranteed number of impressions. If the guarantee is not met the Company is obligated to provide additional spots at no charge until the guaranteed number of impressions is met, referred to as a makegood liability. The liability for each contract is calculated by determining the cost per guarantee per the original contract, multiplied by the number of under-delivered impressions. As of June 30, 2024, the makegood liability assumed in the Estrella Acquisition was $8.5 million and is presented in Deferred revenue on the condensed consolidated balance sheets as is expected to be recognized over four years. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Advertising revenues presented in the condensed consolidated financial statements are reflected on a net basis, after the deduction of advertising agency fees, usually at a rate of 15% of gross revenues.
Spot Advertising
On-air spot broadcast revenue is recognized when or as performance obligations under the terms of a contract with a customer are satisfied. This typically occurs over the period of time that advertisements are provided, or as an event occurs. On-air spot broadcast advertising rates are fixed based on each medium’s ability to attract audiences in demographic groups targeted by advertisers and rates can vary based on the time of day and ratings of the programming airing in that day part. Revenues are reported at the amount the Company expects to be entitled to receive under the contract. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue in the condensed consolidated balance sheets.
Digital
Digital revenue relates to revenue generated from the sale of digital marketing services (including display advertisements and video pre-roll and sponsorships) to advertisers on Company-owned websites and applications as well as through third party publishers either through direct relationships with the publishers or through digital advertising exchanges. Digital revenues are generally recognized as the digital advertising is delivered.
Syndication
Syndication revenue relates to revenue generated from the sale of rights to broadcast shows we produce as well as revenues from syndicated shows we broadcast for a fee. Syndication revenues are generally recognized ratably over the term of the contract.
Events and Sponsorships
Events and Sponsorships revenue principally consists of ticket sales and sponsorship of events our stations conduct in their local market. These revenues are recognized when our performance obligations are fulfilled, which generally coincides with the occurrence of the related event.
Other
Other revenue includes trade revenue, network revenue, talent fee revenue and other revenue. The Company provides advertising broadcast time in exchange for certain products and services, including on-air radio and television programming. These trade arrangements generally allow the Company to preempt such bartered broadcast time in favor of advertisers who purchase time for cash consideration. These trade arrangements are valued based upon the Company’s estimate of the fair value of the products and services received. Revenue is recognized on trade arrangements when we broadcast the advertisements. Advertisements delivered under trade arrangements are typically aired during the same period in which the products and services are consumed. The Company also sells certain remnant advertising inventory to third-parties for cash, and we refer to this as network revenue. The third-parties aggregate our remnant inventory with other broadcasters’ remnant inventory for sale to third parties, generally to large national advertisers. This network revenue is recognized as we broadcast the advertisements. Talent fee revenue are fees earned for appearances by our on-air talent, which is recognized when our performance obligations are fulfilled, which generally coincides with the occurrence of the related appearance. Other revenue is comprised of brand integrations, custom on-air shows, or other amounts earned that do not fit in any other category and are recognized when our performance obligations are fulfilled.

Disaggregation of revenue
Due to the Estrella Acquisition, the Company now reports its results in three reportable segments: Estrella MediaCo Video & Digital (“EM-VD”), Estrella MediaCo Audio, Digital & Events (“EM-ADE”), and NY Audio, Digital & Events (“NY-ADE”). The following table presents the Company’s revenues disaggregated by revenue source and segment.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	% of Total	2023	% of Total	2024	% of Total	2023	% of Total
Revenue by Source:
EM-VD	$5,800	22.1%	$—	—%	$5,800	17.6%	$—	—%
EM-ADE	6,951	26.5%	—	—%	6,951	21.1%	—	—%
NY-ADE	4,961	18.9%	4,912	40.7%	9,309	28.3%	9,681	49.9%
Spot Advertising	17,712	67.5%	4,912	40.7%	22,060	67.0%	9,681	49.9%
EM-VD	2,496	9.5%	—	—%	2,496	7.6%	—	—%
EM-ADE	149	0.6%	—	—%	149	0.5%	—	—%
NY-ADE	764	2.9%	1,471	12.2%	1,626	4.9%	2,445	12.6%
Digital	3,409	13.0%	1,471	12.2%	4,271	13.0%	2,445	12.6%
EM-ADE	95	0.4%	—	—%	95	0.3%	—	—%
NY-ADE	593	2.3%	605	5.0%	1,191	3.6%	1,210	6.2%
Syndication	688	2.7%	605	5.0%	1,286	3.9%	1,210	6.2%
EM-VD	63	0.2%	—	—%	63	0.2%	—	—%
EM-ADE	485	1.9%	—	—%	485	1.5%	—	—%
NY-ADE	1,566	6.0%	4,472	37.0%	1,687	5.1%	4,628	23.8%
Events and Sponsorships	2,114	8.1%	4,472	37.0%	2,235	6.8%	4,628	23.8%
EM-VD	630	2.4%	—	—%	630	1.9%	—	—%
EM-ADE	792	3.0%	—	—%	792	2.4%	—	—%
NY-ADE	857	3.3%	620	5.1%	1,634	5.0%	1,451	7.5%
Other	2,279	8.7%	620	5.1%	3,056	9.3%	1,451	7.5%
Total net revenues	$26,202	100%	$12,080	100%	$32,908	100%	$19,415	100%
6. LONG-TERM DEBT, WARRANTS, AND SERIES B PREFERRED STOCK
Long-term debt, Warrant shares, and Series B Preferred Stock was comprised of the following at June 30, 2024 and December 31, 2023. The Emmis Convertible Promissory Note (as defined below) was classified as current at June 30, 2024 and December 31, 2023 as the note matures within the next 12 months.

	June 30, 2024	December 31, 2023
Emmis Convertible Promissory Note	$6,458	$6,458
First Lien Term Loans	40,000	—
Second Lien Term Loan	26,904	—
Less: Current maturities	(6,458)	(6,458)
Less: Unamortized original issue discount and deferred financing costs	(2,889)	—
Total long-term debt, net of current portion	$64,015	$—

Warrant Shares	$101,542	$—
Series B Preferred Stock	$33,547	$—

Emmis Convertible Promissory Note
The Emmis Convertible Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, including any applicable paid in kind rate, or if no senior credit facility is outstanding, of 6.00%, plus an additional 1.00% on any payment of interest in kind and, without regard to whether the Company pays such interest in kind, an additional increase of 1.00% following the second anniversary of the date of issuance and additional increases of 1.00% following each successive anniversary thereafter. The Company has been accruing interest since inception using the rate applicable if the interest will be paid in kind. The Emmis Convertible Promissory Note is convertible, in whole or in part, into MediaCo Class A common stock at the option of Emmis and at a strike price equal to the thirty-day volume weighted average price of the MediaCo Class A common stock on the date of conversion. The Emmis Convertible Promissory Note matures on November 25, 2024. As of June 30, 2024, the principal balance outstanding under the Emmis Convertible Promissory Note was $6.5 million.
First Lien Term Loans
MediaCo and its direct and indirect subsidiaries entered into a maximum $45.0 million First Lien Credit Agreement, with White Hawk Capital Partners, LP, as term agent thereunder, and the lenders party thereto. Under the terms of the First Lien Credit Agreement, MediaCo received an Initial Loan of $35.0 million on April 17, 2024 and was provided with a subsequent delayed draw facility of up to $10.0 million that may be provided for additional working capital purposes under certain conditions. A delayed draw of $5.0 million was made on May 2, 2024. The proceeds of the Initial Loan were used to finance the Estrella Acquisition, pay off certain existing Estrella indebtedness in connection therewith and pay related fees and transaction costs. The Initial Loan will mature on April 17, 2029, and each Delayed Draw Term Loan will mature on the date that is two years after the drawing of such Delayed Draw Term Loan. First Lien Term Loans will be subject to monthly interest payments at a rate of SOFR + 6.00%. Beginning May 2027, monthly amortization payments are required equal to 0.8333% of the initial principal amount of the First Lien Term Loans. The First Lien Term Loans are subject to a borrowing base in accordance with the terms of the First Lien Credit Agreement.
Second Lien Term Loan
MediaCo and its direct and indirect subsidiaries entered into a $30.0 million second lien term loan credit facility, dated April 17, 2024, with HPS as term agent, and the lenders party thereto. Under the terms of the Second Lien Credit Agreement, MediaCo was deemed to receive the Second Lien Term Loan of $30.0 million on April 17, 2024 in connection with the consummation of the Estrella Acquisition and was recorded at its fair value at that time of $26.5 million. This amount will be accreted up to the principal balance over the term of the loan. The Second Lien Term Loan will mature on April 17, 2029 and will be subject to monthly interest payments at a rate of SOFR + 6.00%, of which the 6.00% may be paid in-kind (“PIK”) at the Company’s election. During the second quarter of 2024, the Company elected to PIK the 6.00% spread monthly. The Second Lien Term Loans are subject to a borrowing base in accordance with the terms of the Second Lien Credit Agreement.
Series B Preferred Stock
On April 17, 2024, MediaCo issued 60,000 shares of Series B Preferred Stock with an aggregate initial liquidation value of $60.0 million, recorded at its fair value at that time of $32.0 million, which will be accreted up to the redemption value balance over the term. The Series B Preferred Stock rank senior and in priority of payment to all other equity securities of MediaCo, including with respect to any repayment, redemption, distributions, bankruptcy, insolvency, liquidation, dissolution or winding-up. Pursuant to the Series B Articles of Amendment, the ability of MediaCo to make distributions with respect to, or make a liquidation payment on, any other class of capital stock in the Company designated to be junior to, or on parity with, the Series B Preferred Stock, will be subject to certain restrictions. Issued and outstanding shares of Series B Preferred Stock will accrue dividends, payable in kind, at an annual rate equal to 6.00% of the liquidation value thereof, subject to increase upon the occurrence of certain trigger events set forth in the Series B Articles of Amendment. The Series B Preferred Stock is not convertible into any other equity securities of the Company. As the Series B Preferred Stock is mandatorily redeemable after seven years and does not contain an equity conversion option, it is classified as a long-term liability.
Warrant Shares
On April 17, 2024, in connection with the Estrella Acquisition, MediaCo issued the Warrant, which provides for the purchase of up to 28,206,152 shares of Class A common stock, subject to customary adjustments as set forth in the Warrant, at an exercise price per share of $0.00001. Subject to certain limitations, the Warrant also provides that the Warrant holder has the right to participate in distributions on Class A common stock on an as-exercised basis. The Warrant further provides that in no event shall the aggregate number of Warrant Shares issuable to the Warrant holder upon exercise of the Warrant exceed 19.9% of the aggregate number of shares of common stock of MediaCo outstanding (the “Share Cap”), or the voting power of such outstanding shares of common stock, on the business day immediately preceding the issue date for such Warrant Shares, calculated in accordance with the applicable rules of the Nasdaq, unless and until shareholder approval. As such, all Warrant Shares are classified as a liability at their fair value based on the closing price of MediaCo Class A common stock unless and until shareholder approval is obtained. Changes in fair value are recorded in change in fair value of warrant shares liability in the condensed consolidated statements of operations. The Warrant terminates six-months from the date shareholder approval is obtained, at which point, to the extent not fully exercised, the Warrant shall be deemed automatically exercised.

Based on amounts outstanding at June 30, 2024, mandatory principal payments of long-term debt and preferred stock for the next five years and thereafter are summarized below:

Year ended December 31,	Emmis Note	First Lien Term Loans	Second Lien Term Loan	Series B Preferred Stock	Total Payments
Remainder of 2024 (from July 1)	$6,458	$—	$—	$—	$6,458
2025	—	—	—	—	—
2026	—	5,000	—	—	5,000
2027	—	2,333	—	—	2,333
2028	—	3,500	—	—	3,500
After 2028	—	29,167	30,000	60,000	119,167
Total	$6,458	$40,000	$30,000	$60,000	$136,458
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
On August 20, 2024, the Company received a notification letter from the Staff of the Nasdaq notifying the Company that it was not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”) as a result of its failure to timely file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (the “Q2 2024 Form 10-Q”), as described more fully in the Company’s Form 12b-25 Notification of Late Filing (the “Form 12b-25”) filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2024. The Listing Rule requires Nasdaq-listed companies to timely file all required periodic reports with the SEC.
The Notice indicates that the Company has until October 21, 2024 to submit a plan to regain compliance with the Listing Rule with respect to the delinquent filing, and indicates that any additional Nasdaq Staff exception to allow the Company to regain compliance with the delinquent filing will be limited to a maximum of 180 calendar days from the due date of the Q2 2024 Form 10-Q (as extended pursuant to Rule 12b-25 under the Securities Exchange Act of 1934, as amended), or February 17, 2025. The Company intends to submit a compliance plan to Nasdaq and take the necessary steps to regain compliance with the Listing Rule as soon as practicable.
As described in the Form 12b-25, the filing of the Q2 2024 Form 10-Q was delayed due to delays in finalizing financial statements for the quarter ended June 30, 2024 related to the inclusion in the results for such period of the operations of the business acquired in the Estrella Acquisition, which delay could not be eliminated without unreasonable effort or expense. Receipt of the Notice has no immediate effect on the listing of MediaCo’s Class A common stock, which will continue to trade on The Nasdaq Capital Market under the symbol “MDIA” at this time.
8. INCOME TAXES
The effective tax rate for the six months ended June 30, 2024 and 2023 was 1% and 7%, respectively. Our effective tax rate for the six months ended June 30, 2024 differs from the statutory tax rate primarily due to the recognition of additional valuation allowance.

ASC paragraph 740-10 clarified the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute of the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that reaches greater than 50% likelihood of being realized upon ultimate settlement. In 2023, we recorded approximately $390 thousand of gross tax liability for uncertain tax positions related to federal and state income tax returns filed. Additionally, we recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision. As of June 30, 2024, the amount of interest accrued was approximately $43 thousand, which did not include the federal tax benefit of interest deductions.
9. LEASES
We determine if an arrangement is a lease at inception. We have operating leases for office space and tower space expiring at various dates through December 2047 and finance leases for broadcast tower space expiring in March 2029. Some leases have options to extend and some have options to terminate. Operating leases are included in lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities in our condensed consolidated balance sheets. Finance leases are included in lease right-of-use assets, current finance lease liabilities, and noncurrent finance lease liabilities in our condensed consolidated balance sheets.
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
Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. Finance lease expense is composed of the depreciation of the lease asset and accretion of the lease liability and presented as part of Depreciation and amortization expense and Interest expense, respectively, in the condensed consolidated statements of operations. Variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time, are expensed in the period in which the obligation for these payments was incurred. None of our leases contain variable lease payments.
We elected not to apply the recognition requirements of ASC 842, Leases, to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, we recognized lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized in the three and six months ended June 30, 2024 and 2023 was not material.
On November 18, 2022, the Company entered into a lease agreement in New York City for our radio operations and corporate offices with a lease commencement date of February 1, 2023 and a noncancellable lease term through October 2039. This resulted in a right of use asset of $10.4 million and an operating lease liability of $10.4 million when recorded at lease commencement.
The impact of operating leases to our condensed consolidated financial statements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$1,773	$1,107	$2,407	$2,059
Operating cash flows from operating leases	1,263	938	1,543	1,688
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	—	10,391

	June 30, 2024	December 31, 2023
Weighted average remaining lease term - operating leases (in years)	13.1	14.0
Weighted average discount rate - operating leases	11.6%	11.4%

The impact of finance leases to our condensed consolidated financial statements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Finance lease cost	$199	$—	$199	$—
Cash flows from finance leases	124	—	124	—

	June 30, 2024	December 31, 2023
Weighted average remaining lease term - finance leases (in years)	4.8	0.0
Weighted average discount rate - finance leases	11.3%	—%
As of June 30, 2024, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ending December 31,
2024 (from July 1)	$3,331
2025	6,975
2026	7,501
2027	7,071
2028	7,027
After 2028	67,671
Total lease payments	99,576
Less imputed interest	(52,553)
Total recorded operating lease liabilities	$47,023
As of June 30, 2024, the annual minimum lease payments of our finance lease liabilities were as follows:

Year ending December 31,
2024 (from July 1)	$373
2025	768
2026	799
2027	831
2028	864
After 2028	218
Total lease payments	3,853
Less imputed interest	(878)
Total recorded finance lease liabilities	$2,975
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
Convertible Promissory Notes
As a result of the transaction described above, on November 25, 2019, we issued a convertible promissory note to Emmis (such note, the “Emmis Convertible Promissory Note”) in the amount of $5.0 million. Through December 31, 2022, there were annual interest amounts paid in kind on the Emmis Convertible Promissory Note such that the principal balances outstanding as of December 31, 2022 was $6.0 million.

For the year ended December 31, 2023, interest of $0.5 million was paid-in-kind and added to the principal balance outstanding. Consequently, the principal amount outstanding as of December 31, 2023 and June 30, 2024 under the Emmis Convertible Promissory Note was $6.5 million.
The Company recognized interest expense of $0.4 million and $0.3 million related to the Emmis Convertible Promissory Note for the six months ended June 30, 2024 and 2023, respectively.
The terms of the Emmis Convertible Promissory Note are described in Note 6.
Convertible Preferred Stock
On December 13, 2019, in connection with the purchase of our Outdoor Advertising segment, the Company issued to SG Broadcasting 220,000 shares of MediaCo Series A preferred stock. In April 2024, all outstanding shares of Series A preferred stock were converted in accordance with their terms into 20.7 million shares of MediaCo Class A common stock.
Prior to being converted, the MediaCo Series A preferred stock ranked senior in preference to the MediaCo Class A common stock, MediaCo Class B common stock, and the MediaCo Class C common stock. Pursuant to the Articles of Amendment that established the terms of the Series A preferred stock, issued and outstanding shares of MediaCo Series A preferred stock accrued cumulative dividends, payable in kind, at an annual rate equal to the interest rate on any senior debt of the Company (see Note 6), or if no senior debt is outstanding, 6%, plus additional increases of 1% on December 12, 2020 and each anniversary thereof. On December 13, 2022, dividends of $3.4 million were paid in kind. The payment in kind increased the accrued value of the preferred stock and 80,000 additional shares were issued as part of this payment.
Dividends on Series A Convertible Preferred Stock held by SG Broadcasting were $0.9 million and $1.2 million, respectively, for the six months ended June 30, 2024 and 2023. As December 31, 2023, unpaid cumulative dividends were $0.2 million and included in the balance of preferred stock in the accompanying condensed consolidated balance sheets.
Consulting Agreements & Other Activity
In October 2023, we entered into agreements with five consultants that are currently employed by affiliates of Standard General. One of the agreements had a term that expired on February 1, 2024 and was billed at an hourly rate of $125 per hour. One of the agreements, billed at a rate of $8,400 per month expired on May 31, 2024. Two of the agreements billed at rates of $6,000 and $12,000 per month were extended through September 30, 2024. One agreement may be terminated at any time by either party and is billed at $18,000 per month, plus expenses. For the six months ended June 30, 2024, $0.3 million of fees were incurred related to these agreements.
In March 2024, we made payments of $15,000 to the National Association of Investment Companies, of which a member of our board of directors is the President & CEO.

11. SEGMENT INFORMATION
Due to the Estrella Acquisition, the Company now reports its results in three reportable segments: Estrella MediaCo Video & Digital (“EM-VD”), Estrella MediaCo Audio, Digital & Events (“EM-ADE”), and NY Audio, Digital & Events (“NY-ADE”).
The results of the EstrellaTV network and all of the Estrella MediaCo television operations, including digital, are included in our EM-VD segment. The Estrella MediaCo radio, digital and events operations are included in our EM-ADE segment. The operations of our two New York radio stations are included in our NY-ADE segment.
These business segments are consistent with the Company’s management of these businesses and its financial reporting structure in development after the acquisition.
In addition to the reportable segments above, the Company has a Corporate and Other category that includes expenses not directly attributable to a specific reportable segment. These unallocated expenses primarily consist of broad corporate functions, including executive management, legal, human resources, corporate accounting and finance, and technology.
Revenue and operating income (loss) by reportable segment, and corporate and other, and the reconciliation to consolidated income (loss) from continuing operations before income taxes were as follows for the three and six months ended June 30, 2024 and 2023:

Three Months Ended June 30, 2024	EM-VD	EM-ADE	NY-ADE	Corporate and other	Consolidated
Net revenues	$8,989	$8,472	$8,741	$—	$26,202
Operating expenses excluding depreciation and amortization expense	15,570	9,398	9,679	—	34,647
Corporate expenses	—	—	—	3,445	3,445
Depreciation and amortization	1,014	279	138	—	1,431
Loss on disposal of assets	—	5	—	—	5
Operating (loss) income	$(7,595)	$(1,210)	$(1,076)	$(3,445)	$(13,326)

Three Months Ended June 30, 2023	EM-VD	EM-ADE	NY-ADE	Corporate and other	Consolidated
Net revenues	$—	$—	$12,080	$—	$12,080
Operating expenses excluding depreciation and amortization expense	—	—	11,046	—	11,046
Corporate expenses	—	—	—	1,002	1,002
Depreciation and amortization	—	—	148	—	148
Operating income (loss)	$—	$—	$886	$(1,002)	$(116)

Six Months Ended June 30, 2024	EM-VD	EM-ADE	NY-ADE	Corporate and other	Consolidated
Net revenues	$8,989	$8,472	$15,447	$—	$32,908
Operating expenses excluding depreciation and amortization expense	15,570	9,398	16,329	—	41,297
Corporate expenses	—	—	—	6,835	6,835
Depreciation and amortization	1,014	279	271	—	1,564
Loss on disposal of assets	—	5	—	—	5
Operating (loss) income	$(7,595)	$(1,210)	$(1,153)	$(6,835)	$(16,793)

Six Months Ended June 30, 2023	EM-VD	EM-ADE	NY-ADE	Corporate and other	Consolidated
Net revenues	$—	$—	$19,415	$—	$19,415
Operating expenses excluding depreciation and amortization expense	—	—	18,283	—	18,283
Corporate expenses	—	—	—	2,886	2,886
Depreciation and amortization	—	—	307	—	307
Gain on disposal of assets	—	—	(39)	—	(39)
Operating income (loss)	$—	$—	$864	$(2,886)	$(2,022)
Assets by reportable segment were as follows:

	June 30, 2024	December 31, 2023
Assets
EM-VD	$80,094	$—
EM-ADE	163,897	—
NY-ADE	94,654	95,491
Total	$338,645	$95,491

12. SUBSEQUENT EVENTS
In July 2024, the Company drew $5.0 million of the Delayed Draw Term Loan, making the facility fully utilized.

In September 2024, the Company entered into the First Amendment of the First Lien Credit Agreement, with White Hawk Capital Partners, LP, which provides for $7.5 million of additional Delayed Draw Term Loan Commitments for Delayed Draw Term Loans, and waives the requirement for mandatory prepayment of any net proceeds received as a result of any equity issuances, up to $7.3 million.
There were no other subsequent events other than the Nasdaq notice received in August 2024 as discussed in Note 7.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Note: Certain statements included in this report or in the financial statements contained herein that are not statements of historical fact, including but not limited to those identified with the words “expect,” “should,” “will” or “look” are intended to be, and are, by this Note, identified as “forward-looking statements,” as defined in the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future result, performance or achievement expressed or implied by such forward-looking statement. Such factors include, among others:
•Potential conflicts of interest with SG Broadcasting and our status as a “controlled company”;
•Our ability to operate as a standalone public company and to execute on our business strategy;
•Our ability to compete with, and integrate into our operations, new media channels, such as digital video, live video streaming, YouTube, and other real-time media delivery;
•Our ability to continue to sell advertising time or exchange advertising time for goods or services;
•Our ability to use market research, advertising and promotions to attract and retain audiences;
•U.S. regulatory requirements for owning and operating media broadcasting channels and our ability to maintain regulatory licenses granted by the FCC;
•Pending U.S. regulatory requirements for paying royalties to performing artists;
•Industry and economic trends within the U.S. radio and television industry, generally, and in the markets in which we operate, in particular;
•Our ability to successfully attract and retain on-air talent;
•Our ability to successfully produce and distribute on-air programming;
•Our ability to maintain and expand distribution platforms and station affiliations;
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
GENERAL
We own and operate two radio stations located in New York City, which serve the New York City demographic market area that primarily targets Black, Hispanic, and multi-cultural consumers, and as a result of the Estrella Acquisition, Estrella’s network, content, digital, and commercial operations, including network affiliation and program supply agreements with Estrella for its 11 radio stations serving Los Angeles, CA, Houston, TX, and Dallas, TX and nine television stations serving Los Angeles, CA, Houston, TX, Denver, CO, and Miami, FL Among the Estrella brands that joined MediaCo are the EstrellaTV network and its influential linear and digital video content business and Estrella’s expansive digital channels, including its four FAST channels - EstrellaTV, Estrella News, Cine EstrellaTV, and Estrella Games - and the EstrellaTV app. See Note 3 — Business Combinations in our condensed consolidated financial statements included elsewhere in this report for additional information on the Estrella Acquisition.
We derive our revenues primarily from radio, television and digital advertising sales, but we also generate revenues from events, including sponsorships and ticket sales, licensing, and syndication. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales are the primary component of our consolidated revenues. These rates are in large part based on our stations’ ability to attract audiences in demographic groups targeted by their advertisers. The Nielsen Company generally measures radio station ratings weekly for markets measured by the Portable People Meter™ as well as providing television programming ratings services for the EstrellaTV network and the Estrella VIE local television stations. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research, advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
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
The following table summarizes the sources of our revenues from continuing operations for the three and six months ended June 30, 2024 and 2023. The category “Other” includes, among other items, revenues related to network revenues and barter.

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2024	% of Total	2023	% of Total	2024	% of Total	2023	% of Total
Net revenues:
Spot Advertising	$17,712	67.5%	$4,912	40.7%	$22,060	67.0%	$9,681	49.9%
Digital	3,409	13.0%	1,471	12.2%	4,271	13.0%	2,445	12.6%
Syndication	688	2.7%	605	5.0%	1,286	3.9%	1,210	6.2%
Events and Sponsorships	2,114	8.1%	4,472	37.0%	2,235	6.8%	4,628	23.8%
Other	2,279	8.7%	620	5.1%	3,056	9.3%	1,451	7.5%
Total net revenues	$26,202		$12,080		$32,908		$19,415
Roughly 20% of our expenses vary in connection with changes in revenue. These variable expenses primarily relate to costs in our sales department, such as salaries, commissions and bad debt. Our costs that do not vary as much in relation to revenue are mostly in our programming and general and administrative departments, such as talent costs, ratings fees, rents, utilities and salaries. Lastly, our costs that are highly discretionary are costs in our marketing and promotions department, which we primarily incur to maintain and/or increase our audience and market share.
KNOWN TRENDS AND UNCERTAINTIES
The U.S. traditional radio and television broadcasting industries are mature industries and their growth rate has stalled. Management believes this is principally the result of two factors: (i) new media, such as various media distributed via the Internet, telecommunication companies and cable interconnects, as well as social networks, have gained advertising share against radio, television and other traditional media and created a proliferation of advertising inventory and (ii) the fragmentation of the radio and television audiences and time spent listening and viewing caused by satellite radio, audio and video streaming services, and podcasts has led some investors and advertisers to conclude that the effectiveness of broadcast advertising has diminished.
Our stations have aggressively worked to harness the power of broadband and mobile media distribution in the development of emerging business opportunities by creating highly interactive websites with content that engages our audience, deploying mobile and television applications to stream our content, and harnessing the power of digital video on our websites, YouTube, and FAST channels.
The results of our NY Audio, Digital & Events segment broadcast operations are highly dependent on the results of our stations in the New York market. Some of our competitors that operate larger station clusters in the New York market are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were up 3.5% for the six months ended June 30, 2024, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were down 15.9%, as compared to the same period of the prior year. The decreases for our New York Cluster were largely driven by lower spend in the media and financial sectors.
For Estrella MediaCo, as of June 27, 2024, local radio revenue was up 3% over the same period in 2023, while MAGNA, a leading global media investment and intelligence company, estimated the market would be down 6%. Local television revenue was down 22%, versus the MAGNA market estimate of down 12%. Audio network revenue was up 41%, versus the MAGNA market estimate of down 6%. Television network revenue was down 5% versus the MAGNA market estimate of down 6%. Digital revenue was up 48% versus the MAGNA market estimate of up 13%. In total, as of June 27, 2024, Estrella MediaCo’s revenue was up 3% over the same period in 2023, in contrast with MAGNA’s estimate for the total market being down 2.7%. According to Nielsen, from January to June 2024 the EstrellaTV network ratings were down 35% when compared to the same period in 2023, while Hispanic television viewing in general was down 19%. Local television ratings were down 18% in the same time period for the Estrella VIE television stations, while Hispanic television viewing in those markets was down 10%. Local radio ratings were up 3% for the Estrella VIE radio stations, while Spanish-language listenership in those markets was down 17%.

As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. We also regularly review our portfolio of assets and may opportunistically dispose of or otherwise monetize assets when we believe it is appropriate to do so.
MediaCo has been impacted by the rising interest rate environment in the financial markets, driving the interest accrued and paid on the Emmis Convertible Promissory Note to increase as well as providing uncertainty on our First Lien Term Loan and Second Lien Term Loan, which have variable interest rates. Although the Federal Reserve has left its benchmark rate steady since July 2023 and recently has indicated a bias in favor of eventually cutting its benchmark interest rate, it also has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures, and there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future.
CRITICAL ACCOUNTING ESTIMATES
We have considered information available to us as of the date of issuance of these financial statements and are not aware of any specific events or circumstances that would require an update to our estimates or judgments, or a revision to the carrying value of our assets or liabilities, except for those fair value estimates related to the Estrella Acquisition (see Note 3 — Business Combinations in our condensed consolidated financial statements included elsewhere in this report for additional information). Our estimates may change as new events occur and additional information becomes available. Our actual results may differ materially from these estimates.
A complete description of our critical accounting estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on April 1, 2024. As a result of the Estrella Acquisition, we believe the following are new critical accounting estimates.
Acquisitions and Fair Value
We account for the assets acquired and liabilities assumed in an acquisition based on their respective fair values as of the acquisition date. The excess of the fair value of the consideration transferred over the fair value of the acquired net assets, when applicable, is recorded as goodwill.
The judgments made in determining estimated fair values assigned to assets acquired, liabilities assumed, and consideration transferred in a business combination, as well as estimated asset lives, can materially affect our condensed consolidated financial statements. The fair values of intangible assets are determined using information available at the acquisition date based on expectations and assumptions that are deemed reasonable by management. These fair value estimates require significant judgment with respect to market revenue, market growth rates, unit of accounting audience share, unit of accounting revenue share, the selection of appropriate discount rates, and other assumptions and estimates. Such estimates and assumptions are determined based upon our business plans, general economic conditions, audience behavior, and numerous other variables. Depending on the facts and circumstances, we may deem it necessary to engage an independent valuation expert to assist in valuing significant assets and liabilities.
Impairment of Indefinite-lived and Long-lived Assets
We review the carrying value of long-lived assets (both intangible and tangible) for potential impairment on a periodic basis and whenever events or changes in circumstances indicate the carrying value of an asset (or asset group) may not be recoverable. We identify impairment for indefinite-lived intangible assets by comparing the fair value to its carrying value using both a market approach and income approach. The fair value under the market approach is determined by multiplying the cash flows of the reporting unit by an estimated market multiple. The income approach is performed using a discounted cash flow method to determine the fair value of each reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the Company will recognize an impairment charge equal to the difference in the statement of operations
We identify impairment for long-lived assets by comparing the projected undiscounted cash flows to be generated by the asset (or asset group) to its carrying value. If an impairment is identified, a loss is recorded that is equal to the excess of the asset's carrying value over its fair value generally utilizing a discounted cash flow analysis, and the cost basis is adjusted.
Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually and when certain impairment indicators are present. We have historically performed our annual goodwill and indefinite-lived intangible asset impairment assessment as of October 1 each year.

Significant management judgment is required in estimating fair values in our impairment reviews and in the creation of forecasts of future operating results that are used in the discounted cash flow method of valuation. These include, but are not limited to, estimates and assumptions regarding (1) our future cash flows, revenue, and other profitability measures such as EBITDA, (2) the long-term growth rate of our business, and (3) the determination of our weighted-average cost of capital, which is a factor in determining the discount rate. We make these judgments based on our historical experience, relevant market size, and expected industry trends. These assumptions are subject to change in future periods because of, among other things, additional information, financial information based on further historical experience, changes in competition, our investment decisions, and changes in macroeconomic conditions, including rising interest rates and inflation. A change in these assumptions or the use of alternative estimates and assumptions could have a significant impact on the estimated fair value and may expose us to impairment losses.
RESULTS OF OPERATIONS
Three-Month and Six-Month Periods Ended June 30, 2024 compared to June 30, 2023
The following discussion refers to the Company’s continuing operations. Following the Estrella Acquisition, our results of operations include three reportable segments: Estrella MediaCo Video & Digital (“EM-VD”), Estrella MediaCo Audio, Digital & Events (“EM-ADE”), and NY Audio, Digital & Events (“NY-ADE”). The results of EstrellaTV and all of the Estrella MediaCo television operations, including digital, are included in our EM-VD segment. The Estrella MediaCo radio, digital and events operations are included in our EM-ADE segment. The operations of our two New York radio stations are included in our NY-ADE segment. See Note 3 — Business Combinations in our condensed consolidated financial statements included elsewhere in this report for additional information on the Estrella Acquisition.
Net revenues:

	Three Months Ended June 30,				Six Months Ended June 30, 2024
(dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
EM-VD	$8,989	$—	$8,989	n/a	$8,989	$—	$8,989	n/a
EM-ADE	8,472	—	8,472	n/a	8,472	—	8,472	n/a
NY-ADE	8,741	12,080	(3,339)	(27.6)%	15,447	19,415	(3,968)	(20.4)%
Total	$26,202	$12,080	$14,122	116.9%	$32,908	$19,415	$13,493	69.5%
For our EM-VD and EM-ADE segments, net revenues increased for the three and six months ended June 30, 2024 due to the Estrella Acquisition.
For our NY-ADE segment, net revenues decreased for the three and six months ended June 30, 2024 driven by weaker sales for our annual Summer Jam concert as well as lower spend in the media, retail and beverages categories partially offset by stronger political and telecommunications spend.
We typically monitor the performance of our stations against the aggregate performance of the market in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from trade and syndication arrangements. Miller Kaplan reported that gross revenues for the New York radio market increased 3.5% for the six-month period ended June 30, 2024, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were down 15.9% for the six-month period ended June 30, 2024, as compared to the same period of the prior year.
Operating expenses excluding depreciation and amortization expense:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30, 2024
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
EM-VD	$15,570	$—	$15,570	n/a	$15,570	$—	$15,570	n/a
EM-ADE	9,398	—	9,398	n/a	9,398	—	9,398	n/a
NY-ADE	9,679	11,046	(1,367)	(12.4)%	16,329	18,283	(1,954)	(10.7)%
Total	$34,647	$11,046	$23,601	213.7%	$41,297	$18,283	$23,014	125.9%
For our EM-VD and EM-ADE segments, operating expenses excluding depreciation and amortization expense increased for the three and six months ended June 30, 2024 due to the Estrella Acquisition.
For our NY Audio segment, operating expenses excluding depreciation and amortization expense decreased for the three and six months ended June 30, 2024 compared to the same period in the prior year due to lower production costs for our annual Summer Jam concert and lower lease costs as our new office lease commenced in February 2023 and the prior office lease did not terminate until the third quarter of 2023.

Corporate expenses:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30, 2024
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Corporate expenses	$3,445	$1,002	$2,443	243.8%	$6,835	$2,886	$3,949	136.8%
Corporate expenses increased for the three and six months ended June 30, 2024 due to higher professional service fees driven by the Estrella Acquisition, partially offset by lower salary and stock based compensation expenses.
Depreciation and amortization:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30, 2024
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
EM-VD	$1,014	$—	$1,014	n/a	$1,014	$—	$1,014	n/a
EM-ADE	279	—	279	n/a	279	—	279	n/a
NY-ADE	138	148	(10)	(6.8)%	271	307	(36)	(11.7)%
Total	$1,431	$148	$1,283	866.9%	$1,564	$307	$1,257	409.4%
For our EM-VD and EM-ADE segments, depreciation and amortization expense increased for the three and six months ended June 30, 2024 due to the Estrella Acquisition.
For our NY Audio segment, depreciation and amortization expense decreased for the three and six months ended June 30, 2024 due to certain assets becoming fully depreciated in the prior year.
Loss (gain) on disposal of assets:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30, 2024
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
EM-ADE	$5	$—	$5	n/a	$5	$—	$5	n/a
NY-ADE	—	—	—	n/a	—	(39)	39	(100.0)%
Total	$5	$—	$5	n/a	$5	$(39)	$44	(112.8)%
The gain on disposal of assets for the six months ended June 30, 2023 related to the sale of vehicles in the first quarter of 2023, while there were minimal disposals in the current year.
Operating loss:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30, 2024
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
EM-VD	$(7,595)	$—	$(7,595)	n/a	$(7,595)	$—	$(7,595)	n/a
EM-ADE	(1,210)	—	(1,210)	n/a	(1,210)	—	(1,210)	n/a
NY-ADE	(1,076)	886	(1,962)	(221.4)%	(1,153)	864	(2,017)	(233.4)%
All other	(3,445)	(1,002)	(2,443)	243.8%	(6,835)	(2,886)	(3,949)	136.8%
Total	$(13,326)	$(116)	$(13,210)	11,387.9%	$(16,793)	$(2,022)	$(14,771)	730.5%
See “Net revenues,” “Operating expenses excluding depreciation and amortization,” "Depreciation and amortization," "Loss (gain) on disposal of assets," and “Corporate expenses” above.
Interest expense, net:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30, 2024
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Interest expense, net	$(3,782)	$(116)	$(3,666)	3,160.3%	$(3,918)	$(219)	$(3,699)	1,689.0%
Interest expense, net increased for the three and six months ended June 30, 2024 due to the additional long-term debt related to the Estrella Acquisition.

Change in fair value of warrant shares liabilities:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30, 2024
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Change in fair value of warrant shares liabilities	$(31,027)	$—	$(31,027)	n/a	$(31,027)	$—	$(31,027)	n/a
Change in fair value of warrant shares liabilities is driven by the increase in MediaCo’s share price from $2.50 at the initial recognition of the warrant shares liability to $3.60 as of June 30, 2024.
Provision for income taxes:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30, 2024
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Provision for income taxes	$182	$75	$107	142.7%	$266	$150	$116	77.3%
Our provision for income taxes tax is primarily due to changes in deferred tax liabilities.
Consolidated net loss:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30, 2024
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Consolidated net loss	$(48,307)	$(421)	$(47,886)	11374.3%	$(51,984)	$(2,528)	$(49,456)	1956.3%
See “Net revenues,” “Operating expenses excluding depreciation and amortization,” "Depreciation and amortization," "Loss (gain) on disposal of assets," “Corporate expenses,” “Interest expense,” and “Change in fair value of warrant shares liability” above.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s primary sources of liquidity are cash provided by operations, availability under our First Lien Credit Agreement, and our At Market Issuance Sales Agreement. Primary uses of capital have been, and are expected to continue to be, capital expenditures, debt service obligations, working capital and acquisitions.
At June 30, 2024, the Company had cash, cash equivalents and restricted cash of $12.4 million and negative working capital of $(11.1) million. At December 31, 2023, we had cash, cash equivalents and restricted cash of $7.1 million and net working capital of $2.2 million. The decrease in net working capital was driven by accrued expenses and deferred revenue assumed, partially offset by accounts receivable and the current portion of programming rights acquired, in the Estrella Acquisition.
The Company has experienced diminished revenues and profitability, driven in part by weaker Summer Jam sales, and expects these conditions to continue for an undetermined period of time. Management has considered these circumstances in assessing the Company’s liquidity over the next year. Liquidity is a measure of an entity’s ability to meet potential cash requirements, maintain its assets, fund its operations, and meet the other general cash needs of its business. The Company’s liquidity is impacted by general economic, financial, competitive, and other factors beyond its control. The Company’s liquidity requirements consist primarily of funds necessary to pay its expenses, principally debt service and operational expenses, such as labor costs, and other related expenditures. The Company generally satisfies its liquidity needs through cash provided by operations. In addition, the Company has taken steps to enhance its ability to fund its operational expenses by reducing various costs and is prepared to take additional steps as necessary.
At June 30, 2024, we had $6.5 million outstanding to Emmis under the Emmis Convertible Promissory Note (as defined in Note 10), all of which is classified as current and has debt service obligations of approximately $7.3 million due under its Emmis Convertible Promissory Note from September 18, 2024 (the date of issuance of these financial statements) through September 18, 2025. In September 2024, the Company entered into the First Amendment of the First Lien Credit Agreement, with White Hawk Capital Partners, LP, which provides for $7.5 million of additional Delayed Draw Term Loan Commitments for Delayed Draw Term Loans, and waives the requirement for mandatory prepayment of any net proceeds received as a result of any equity issuances, up to $7.3 million.
As a result of this amendment, management anticipates the Company will be able to meet its liquidity needs for the next twelve months with cash and cash equivalents on hand, additional draws on its First Lien Term Loan, and projected cash flows from operations. Therefore, substantial doubt has been alleviated about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.
As part of its business strategy, the Company continually evaluates potential acquisitions of businesses that it believes hold promise for long-term appreciation in value and leverage our strengths.

Operating Activities
Cash flows used in continuing operating activities were $24.7 million compared to $3.7 million for the six months ended June 30, 2024 and 2023, respectively. The increase in the use of cash in continuing operating activities was mainly attributable to lower net income as well as increased working capital requirements driven by the Estrella Acquisition.
Investing Activities
Cash flows used in continuing investing activities were $7.0 million for the six months ended June 30, 2024, attributable to cash paid, net of cash received, for the Estrella Acquisition, as well as capital expenditures related to our NY Audio digital platform project and our build out of our new space for radio operations and corporate offices. Cash flows used in continuing investing activities were $0.9 million for the six months ended June 30, 2023, attributable to capital expenditures related to our NY Audio digital platform project and our build out of our new space for radio operations and corporate offices.
Financing Activities
Cash flows provided by continuing financing activities were $37.0 million for the six months ended June 30, 2024, attributable to proceeds from the First Lien Term Loan, partially offset by payments of debt issuance costs and settlement of tax withholding obligations. Cash flows used in continuing financing activities were $1.0 million for the six months ended June 30, 2023, attributable to repurchases of our Class A common stock and settlement of tax withholding obligations.
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
Based upon the Controls Evaluation, our Interim CEO and CFO concluded that as of June 30, 2024, our Disclosure Controls were not effective to ensure that information relating to MediaCo Holding Inc. and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting.
As of June 30, 2024, management is in the process of evaluating and integrating the internal controls of the acquired Estrella Purchased Assets into our existing operations as part of planned integration activities. Other than the controls enhanced or implemented to integrate the Estrella Purchased Assets, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the opinion of management of the Company there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information relating to the shares we purchased during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2024 – April 30, 2024	—	$—	—	$1,000,029
May 1, 2024 – May 31, 2024	—	$—	—	$1,000,029
June 1, 2024 – June 30, 2024	—	$—	—	$1,000,029
Total	—	$—	—
ITEM 5. OTHER INFORMATION
None of the Company's directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2024.
ITEM 6. EXHIBITS
(a)Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report (unless otherwise indicated, the file number with respect to each filed document is 001-39029):

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Period Ending	Exhibit	Filing Date
2.1*	Asset Purchase Agreement by and among MediaCo Holding Inc., MediaCo Operations LLC, Estrella Broadcasting, Inc., and SLF LBI Aggregator, LLC, dated April 17, 2024.		8-K	--	2.1	4/18/2024
3.1	Articles of Amendment to Amended & Restated Articles of Incorporation of MediaCo Holding Inc., dated April 17, 2014.		8-K	--	3.1	4/18/2024
4.1	Class A common stock Purchase Warrant issued by MediaCo Holding Inc. to SLF LBI Aggregator, LLC, dated April 17, 2024.		8-K	--	4.1	4/18/2024
10.1*	Voting and Support Agreement, by and among Estrella Broadcasting, Inc., MediaCo Holding, Inc., and SG Broadcasting LLC, dated April 17, 2024.		8-K	--	10.1	4/18/2024
10.2*	Term Loan Agreement dated as of April 17, 2024, between MediaCo Holding Inc., as Borrower, the financial institutions party thereto as lenders and WhiteHawk Capital Partners LP as Term Agent.		8-K	--	10.2	4/18/2024
10.3*	Second Lien Term Loan Agreement dated as of April 17, 2024, between MediaCo Holding Inc., as Borrower, the financial institutions party thereto as lenders and HPS Investment Partners, LLC as Term Agent.		8-K	--	10.3	4/18/2024
10.4	Stockholders Agreement by and among MediaCo Holding Inc., SLF LBI Aggregator, LLC, and SG Broadcasting LLC, dated April 17, 2024.		8-K	--	10.4	4/18/2024
10.5	Registration Rights Agreement by and among MediaCo Holding Inc., SG Broadcasting LLC, and SLF LBI Aggregator, LLC, dated April 17, 2024.		8-K	--	10.5	4/18/2024
10.6	Option Agreement by and among MediaCo Operations LLC, MediaCo Holding Inc., Estrella Broadcasting, Inc., Estrella Media, Inc., and the other parties named therein, dated April 17, 2024.	X	--	--	--	--

10.7	Network Program Supply Agreement by and among MediaCo Operations LLC and Estrella Media, Inc., dated April 17, 2024.	X	--	--	--	--
10.8	Network Affiliation Agreement by and among MediaCo Operations LLC and Estrella Media, Inc., dated April 17, 2024.	X	--	--	--	--
31.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
* Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIACO HOLDING INC.

Date: September 18, 2024	By:	/s/ Ann C. Beemish
Ann C. Beemish
Executive Vice President, Chief Financial Officer and
Treasurer