Form 10-Q
period 2024-09-30
Mediaco Holding Inc.
filed 2024-11-14
CIK 1784254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
N/A
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No   ☒
The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of November 7, 2024, was:

41,255,484	Shares of Class A common stock, $.01 Par Value
5,413,197	Shares of Class B common stock, $.01 Par Value
—	Shares of Class C common stock, $.01 Par Value

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
NET REVENUES	$29,859	$6,447	$62,767	$25,862
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	32,672	7,175	73,969	25,458
Corporate expenses	2,319	1,095	9,154	3,981
Depreciation and amortization	1,741	130	3,305	437
Loss (gain) on disposal of assets	—	11	5	(28)
Total operating expenses	36,732	8,411	86,433	29,848
OPERATING LOSS	(6,873)	(1,964)	(23,666)	(3,986)
OTHER INCOME (EXPENSE):
Interest expense, net	(3,274)	(87)	(7,192)	(306)
Change in fair value of warrant shares liability	65,439	—	34,412	—
Other expense	(24)	(18)	(4)	(12)
Total other income (expense)	62,141	(105)	27,216	(318)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	55,268	(2,069)	3,550	(4,304)
PROVISION FOR INCOME TAXES	342	84	608	234
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	54,926	(2,153)	2,942	(4,538)
NET LOSS FROM DISCONTINUED OPERATIONS	—	(163)	—	(306)
CONSOLIDATED NET INCOME (LOSS)	54,926	(2,316)	2,942	(4,844)
Net income attributable to noncontrolling interest	639	—	1,467	—
PREFERRED STOCK DIVIDENDS	—	602	851	1,788
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$54,287	$(2,918)	$624	$(6,632)

Net income (loss) per share attributable to common shareholders - basic:
Continuing operations	$0.73	$(0.11)	$0.01	$(0.25)
Discontinued operations	$—	$(0.01)	$—	$(0.01)
Net income (loss) per share attributable to common shareholders - basic:	$0.73	$(0.12)	$0.01	$(0.26)

Net income (loss) per share attributable to common shareholders - diluted:
Continuing operations	$0.66	$(0.11)	$0.01	$(0.25)
Discontinued operations	$—	$(0.01)	$—	$(0.01)
Net income (loss) per share attributable to common shareholders - diluted:	$0.66	$(0.12)	$0.01	$(0.26)

Weighted average common shares outstanding:
Basic	74,271	24,713	54,939	25,032
Diluted	84,177	24,713	55,546	25,032
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
(in thousands, except share data)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,673	$3,817
Restricted cash	—	1,337
Accounts receivable, net of allowance for credit losses of $792 and $353, respectively	32,248	6,675
Prepaid expenses	1,941	891
Current programming rights	3,048	—
Other current assets	629	1,188
Total current assets	45,539	13,908
PROPERTY AND EQUIPMENT, NET	19,220	1,380
GOODWILL	14,965	—
OTHER INTANGIBLE ASSETS, NET	190,813	64,593
OTHER ASSETS:
Operating lease right of use assets	56,273	13,614
Finance lease right of use assets	2,777	—
Noncurrent programming rights	5,674	—
Deposits and other	3,096	1,996
Total other assets	67,820	15,610
Total assets	$338,357	$95,491
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$31,106	$2,625
Current maturities of long-term debt	6,458	6,458
Accrued salaries and commissions	989	539
Deferred revenue	10,791	557
Operating lease liabilities	6,113	1,444
Finance lease liabilities	686	—
Income taxes payable	2,025	29
Other current liabilities	1,517	65
Total current liabilities	59,685	11,717
LONG TERM DEBT, NET OF CURRENT	69,434	—
WARRANT SHARES	36,104	—
SERIES B PREFERRED STOCK	34,242	—
OPERATING LEASE LIABILITIES, NET OF CURRENT	40,615	14,333
FINANCE LEASE LIABILITIES, NET OF CURRENT	2,183	—
DEFERRED INCOME TAXES	3,354	2,775
NONCURRENT PROGRAM RIGHTS PAYABLE	5,071	—
OTHER NONCURRENT LIABILITIES	662	502
Total liabilities	251,350	29,327
COMMITMENTS AND CONTINGENCIES
SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK, $0.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED; 0 AND 286,031 SHARES ISSUED AND OUTSTANDING AT SEPTEMBER 30, 2024 AND DECEMBER 31, 2023, RESPECTIVELY	—	28,754
EQUITY:
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 41,226,547 shares and 20,741,865 shares at September 30, 2024, and December 31, 2023, respectively	413	210
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 5,413,197 shares at September 30, 2024, and December 31, 2023	54	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	89,968	60,294
Accumulated deficit	(22,524)	(23,148)
Total equity	67,911	37,410
Noncontrolling interests	19,096	—
Total equity and noncontrolling interests	87,007	37,410
Total liabilities and equity and noncontrolling interests	$338,357	$95,491
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Class A common stock		Class B common stock		APIC	Accumulated Deficit	Noncontrolling Interests	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2023	20,741,865	$210	5,413,197	$54	$60,294	$(23,148)	$—	$37,410
Net loss	—	—	—	—	—	(3,677)	—	(3,677)
Issuance of class A to employees, officers and directors, net	(151,993)	(4)	—	—	291	—	—	287
Repurchase of class A common shares	(11,304)	—	—	—	(7)	—	—	(7)
Preferred stock dividends	—	—	—	—	—	(723)	—	(723)
BALANCE, MARCH 31, 2024	20,578,568	$206	5,413,197	$54	$60,578	$(27,548)	$—	$33,290
Net (loss) income	—	—	—	—	—	(49,135)	828	(48,307)
Issuance of class A to employees, officers and directors, net	(34,403)	—	—	—	22	—	—	22
Conversion of preferred series A shares	20,733,869	207	—	—	29,397	—	—	29,604
Noncontrolling interest resulting from Estrella transaction	—	—	—	—	—	—	17,629	17,629
Preferred stock dividends	—	—	—	—	—	(128)	—	(128)
BALANCE, JUNE 30, 2024	41,278,034	$413	5,413,197	$54	$89,997	$(76,811)	$18,457	$32,110
Net income (loss)	—	—	—	—	—	54,287	639	54,926
Issuance of class A to employees, officers and directors, net	(51,487)	—	—	—	(29)	—		(29)
BALANCE, SEPTEMBER 30, 2024	41,226,547	$413	5,413,197	$54	$89,968	$(22,524)	$19,096	$87,007

BALANCE, DECEMBER 31, 2022	20,443,138	$207	5,413,197	$54	$59,817	$(13,102)	$—	$46,976
Net loss	—	—	—	—	—	(2,107)	—	(2,107)
Issuance of class A to employees, officers and directors, net	564,548	6	—	—	363	—	—	369
Repurchase of class A common shares	(395,813)	(6)	—	—	(565)	—	—	(571)
Preferred stock dividends	—	—	—	—	—	(590)	—	(590)
BALANCE, MARCH 31, 2023	20,611,873	$207	5,413,197	$54	$59,615	$(15,799)	$—	$44,077
Net loss	—	—	—	—	—	(421)	—	(421)
Issuance of class A to employees, officers and directors, net	(150,485)	(2)	—	—	266	—	—	264
Repurchase of class A common shares	(56,031)	(1)	—	—	(67)	—	—	(68)
Preferred stock dividends	—	—	—	—	—	(596)	—	(596)
BALANCE, JUNE 30, 2023	20,405,357	$204	5,413,197	$54	$59,814	$(16,816)	$—	$43,256
Net loss	—	—	—	—	—	(2,316)	—	(2,316)
Issuance of class A to employees, officers and directors, net	752,901	7	—	—	367	—	—	374
Conversion of convertible promissory notes	(132,760)	(1)	—	—	(104)	—	—	(105)
Preferred stock dividends	—	—	—	—	—	(602)	—	(602)
BALANCE, SEPTEMBER 30, 2023	21,025,498	$210	5,413,197	$54	$60,077	$(19,734)	$—	$40,607
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$2,942	$(4,844)
Less: Loss from discontinued operations, net of tax	—	306
Adjustments to reconcile net income (loss) to net cash used in operating activities -
Depreciation and amortization	3,305	437
Amortization of deferred financing costs, including original issue discount	166	—
Amortization of fair value adjustment of Preferred Series B Shares and 2nd Lien Term Loan	824	—
Noncash change in warrant shares	(34,412)	—
Noncash interest expense	2,342	—
Noncash lease expense	1,642	1,679
Allowance for credit losses	114	(23)
Provision for deferred income taxes	579	224
Noncash compensation	627	1,404
Other noncash items	1,743	510
Changes in assets and liabilities
Accounts receivable	(9,363)	1,550
Prepaid expenses and other current assets	2,189	(1,160)
Other assets	(927)	88
Accounts payable and accrued liabilities	(3,928)	(594)
Deferred revenue	1,025	(179)
Operating lease liabilities	(158)	(533)
Income taxes	(37)	(2,979)
Other liabilities	596	452
Net cash used in continuing operating activities	(30,731)	(3,662)
Net cash provided by discontinued operating activities	—	259
Net cash used in operating activities	(30,731)	(3,403)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(714)	(858)
Purchases of internally-created software	(146)	(223)
Cash paid in acquisitions, net of cash acquired	(6,847)	—
Other investing	100	—
Net cash used in continuing investing activities	(7,607)	(1,081)
Net cash used in discontinued investing activities	—	—
Net cash used in investing activities	(7,607)	(1,081)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	43,800	—
Payments for debt-related costs	(1,868)	—
Repurchases of class A common stock	(7)	(737)
Finance lease principal payments	(159)	—
Settlement of tax withholding obligations	(345)	(402)
Net cash provided by (used in) continuing financing activities	41,421	(1,139)
Net cash used in discontinued financing activities	—	(38)
Net cash provided by (used in) financing activities	41,421	(1,177)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,083	(5,661)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	7,071	15,301
End of period	10,154	9,640
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	—
Cash, cash equivalents and restricted cash of continuing operations at end of period	$10,154	$9,640
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,391	$—
Cash paid for income taxes	$—	$3,021
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
Our assets consist of two radio stations located in New York City, WQHT(FM) and WBLS(FM) (the “Stations”), which serve the New York City demographic market area and primarily target Black, Hispanic, and multi-cultural consumers, and as a result of the Estrella Acquisition, Estrella’s network, content, digital, and commercial operations, including network affiliation and program supply agreements with Estrella for its 11 radio stations serving Los Angeles, CA, Houston, TX, and Dallas, TX and nine television stations serving Los Angeles, CA, Houston, TX, Denver, CO, and Miami, FL. Among the Estrella brands that joined MediaCo are the EstrellaTV network, its influential linear and digital video content business, Estrella’s expansive digital channels, including its four FAST channels - EstrellaTV, Estrella News, Cine EstrellaTV - and Estrella Games, and the EstrellaTV app. See Note 3 for additional information. We derive our revenues primarily from radio, television and digital advertising sales, but we also generate revenues from events, including sponsorships and ticket sales, licensing, and syndication.
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
Going Concern
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Pursuant to ASC Topic 205-40, Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern within one year of the date of issuance of these financial statements (November 14, 2024). In conducting this analysis, management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt service obligations due on or before November 14, 2025.

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
At September 30, 2024, we had $6.5 million outstanding to Emmis under the Emmis Convertible Promissory Note (as defined in Note 10), all of which is classified as current, and debt service obligations of approximately $7.3 million due under the Emmis Convertible Promissory Note from November 14, 2024 (the date of issuance of these financial statements) through November 14, 2025. In September 2024, the Company entered into the First Amendment of the First Lien Credit Agreement with White Hawk Capital Partners, LP, which provides for $7.5 million of additional Delayed Draw Term Loan Commitments in addition to an aggregate $10.0 million in existing Delayed Draw Term Loans, and waives the requirement for mandatory prepayment of any net proceeds received as a result of any equity issuances, up to $7.3 million. Each Delayed Draw Term Loan will mature on the date that is two years after the drawing of such Delayed Draw Term Loan. See Note 3 for additional information.
As a result of this amendment, management anticipates the Company will be able to meet its liquidity needs for the next 12 months with cash and cash equivalents on hand, additional draws on its First Lien Term Loan, and projected cash flows from operations. Therefore, substantial doubt has been alleviated about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“fiscal year 2023”). As a result of the Estrella Acquisition, certain policies have been added or adjusted to reflect our combined business.
Programming Rights
MediaCo has elected to record programming right assets and liabilities acquired from third parties at the gross amount at inception. These programming rights are amortized, on a straight-line basis, over the license term, beginning in the period in which the license period begins and program becomes available for broadcast in accordance with ASC Topic 920, Entertainment - Broadcasters. Program rights expected to be amortized to expense in the following 12-month period are classified as current assets and program rights payable within the following 12-month period are classified as current liabilities. All program rights payable are included in accounts payable and accrued expenses except for $5.1 million which is included in noncurrent program rights payable. Amortization expense for the three and nine months ended September 30, 2024 was $0.9 million and $1.7 million, respectively, which is included in operating expenses excluding depreciation and amortization. These programming rights are primarily related to one agreement which ends in February 2028.
Cash, Cash Equivalents and Restricted Cash
MediaCo considers time deposits, money market fund shares and all highly liquid debt investment instruments with original maturities of three months or less to be cash equivalents. At times, such deposits may be in excess of FDIC insurance limits. Restricted cash at December 31, 2023 consisted of $1.3 million held in escrow related to the Company's disposition of the Fairway business, classified in current assets, as to which the restrictions were released in June 2024. Additionally, restricted cash of $1.9 million as of September 30, 2024 and December 31, 2023 was held as collateral for a letter of credit entered into in connection with the lease in New York City for our radio operations and corporate offices, which expires in October 2039, and restricted cash of $0.5 million as of September 30, 2024 was held for a collateral account related to merchant banking for the Company’s purchase card program and for an office lease security deposit, all included in the line item Deposits and Other in the condensed consolidated balance sheets.
Fair Value Measurements
Fair value is the exchange price to sell an asset or transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company uses market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs may be readily observable, corroborated by market data, or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. (see Note 4 for additional information). The Company’s Warrant Shares (as defined in Note 3) are classified as a liability for which the fair value is measured on a recurring basis using Level 2 inputs (see Note 6 for additional information). We have no assets or liabilities for which fair value is measured on a recurring basis using Level 3 inputs.

The Company has certain assets that are measured at fair value on a non-recurring basis including those described in Note 4, Intangible Assets, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 4 for additional information).
The Company’s long-term debt is not actively traded and is considered a Level 3 measurement. The Company believes the current carrying value of its long-term debt approximates its fair value as it is variable rate debt.
Allowance for Credit Losses
An allowance for credit losses is recorded based on management’s judgment of the collectability of trade receivables. When assessing the collectability of receivables, management considers, among other things, customer type (agency versus non-agency), historical loss experience, existing and expected future economic conditions and aging category. Amounts are written off after all normal collection efforts have been exhausted. The activity in the allowance for credit losses for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning Balance	$679	$102	$353	$122
Additions Related to Estrella Acquisition	87	—	583	—
Change in Provision	35	(3)	114	(23)
Write Offs	(9)	—	(258)	—
Ending Balance	$792	$99	$792	$99
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
Earnings Per Share
Our basic and diluted net loss per share is computed using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses. Shares of our Series A Convertible Preferred Stock, $0.01 par value (the “Series A preferred stock” or the “Series A preferred shares”) included rights to participate in dividends and distributions to common shareholders on an if-converted basis, and accordingly were considered participating securities until April 2024, when all outstanding shares of Series A preferred stock were converted in accordance with their terms into 20.7 million shares of MediaCo’s Class A common stock, par value $0.01 per share (the “Class A common stock”). Warrant Shares (as defined in Note 3) have the right to participate in distributions on Class A common stock on an as-exercised basis, and accordingly are considered participating securities. During periods of undistributed losses, however, no effect was given to our participating securities since they are not contractually obligated to share in the losses. We have elected to determine the earnings allocation based on income (loss) from continuing operations. For periods with a loss from continuing operations, all potentially dilutive items were anti-dilutive and thus basic and diluted weighted-average shares are the same. The following is a reconciliation of basic and diluted net loss per share attributable to Class A and Class B common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Income (loss) from continuing operations	$54,926	$(2,153)	$2,942	$(4,538)
Less: Net loss (income) attributable to noncontrolling interests	(639)	—	(1,467)	—
Less: Preferred stock dividends	—	(602)	(851)	(1,788)
Income (loss) from continuing operations available to common shareholders	54,287	(2,755)	624	(6,326)
Loss from discontinued operations, net of income taxes	—	(163)	—	(306)
Net income (loss) attributable to common shareholders for basic earnings per share	54,287	(2,918)	624	(6,632)
Add: Interest expense related to convertible Emmis promissory note (1)	252	—	—	—
Add: Net (loss) income attributable to noncontrolling interests	$639	$—	$—	$—
Net income (loss) attributable to common shareholders for diluted earnings per share	$55,178	$(2,918)	$624	$(6,632)

Denominator:
Weighted-average shares of common stock outstanding — basic	74,271	24,713	54,939	25,032
Dilutive items:
Convertible Emmis promissory note	2,305	—	—	—
Option agreement shares	7,052	—	—	—
Restricted stock awards	549	—	607	—
Weighted-average shares of common stock outstanding — diluted	84,177	24,713	55,546	25,032

Earnings per share of common stock attributable to common shareholders:
Net income (loss) per share attributable to common shareholders - basic:
Continuing operations	$0.73	$(0.11)	$0.01	$(0.25)
Discontinued operations	—	(0.01)	—	(0.01)
Net income (loss) per share attributable to common shareholders - basic:	$0.73	$(0.12)	$0.01	$(0.26)

Net income (loss) per share attributable to common shareholders - diluted:
Continuing operations	$0.66	$(0.11)	$0.01	$(0.25)
Discontinued operations	—	(0.01)	—	(0.01)
Net income (loss) per share attributable to common shareholders - diluted:	$0.66	$(0.12)	$0.01	$(0.26)
(1)    The dilutive effect of the convertible Emmis promissory note was determined using the if-converted method, in accordance with which the note is assumed to be converted into common stock at the beginning of the reporting period. Interest expense, net of any income tax effects, is added back to the numerator of the calculation.
On August 20, 2021, MediaCo Holding Inc. entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“B. Riley”), pursuant to which the Company may offer and sell, from time to time through or to B. Riley, as agent or principal, shares of the Company’s Class A common stock, having an aggregate offering price of up to $12.5 million. No shares were sold during the nine-month periods ended September 30, 2024 or 2023.
For the nine-month period ended September 30, 2024, we repurchased under a share repurchase plan 11,304 shares of Class A common stock for an immaterial amount.

The following convertible equity shares, convertible promissory note shares, option agreement shares and restricted stock awards were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Convertible Emmis promissory note	—	5,432	9,727	4,844
Option agreement shares	—	—	4,272	—
Series A convertible preferred stock	—	24,040	16,350	21,396
Restricted stock awards	—	251	—	336
Total anti-dilutive shares	—	29,723	30,349	26,576
Recent Accounting Pronouncements Not Yet Implemented
In November 2024, the FASB issued ASU 2024-03, Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements; however, the amendments affect where such information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently assessing the impact this standard will have on our condensed consolidated financial statements.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with our 2024 fiscal year annual reporting period, with early adoption permitted. We are currently assessing the impact this standard will have on our condensed consolidated financial statements.
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
The financial results of Fairway are presented as income from discontinued operations on our condensed consolidated statements of operations. The following table presents the financial results of Fairway:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$—	$—	$—	$—
OPERATING EXPENSES
Operating expenses excluding depreciation and amortization expense	—	267	—	410
Total operating expenses	—	267	—	410
Income (loss) from operations of discontinued operations	—	(267)	—	(410)
Interest and other, net	—	—	—	—
Income (loss) from discontinued operations, before income taxes	—	(267)	—	(410)
Income tax benefit (expense)	—	104	—	104
Income (loss) from discontinued operations, net of income taxes	$—	$(163)	$—	$(306)
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
Option Agreement
On April 17, 2024, in connection with the Estrella Acquisition, MediaCo and Estrella entered into an Option Agreement (the “Option Agreement” and, collectively with the Estrella Acquisition and the transactions contemplated by the Network Affiliation Agreement and the Network Program Supply Agreement described below, the “Estrella Transactions”) with Estrella and certain subsidiaries of Estrella pursuant to which (i) MediaCo was granted the option to purchase 100% of the equity interests of certain subsidiaries of Estrella holding the Estrella Broadcast Assets (the “Option Subsidiaries Equity”) in exchange for 7,051,538 shares of Class A common stock, and (ii) Estrella was granted the right to put the Option Subsidiaries Equity to MediaCo for the same consideration during a period beginning six months after the date of the closing of the Estrella Transactions (the “Closing Date”) and ending after seven years, which will automatically extend for a renewal term of seven years unless both parties mutually agree otherwise.
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
First Lien Term Loan
In order to finance the Estrella Acquisition, MediaCo entered into a maximum $45.0 million first lien term loan credit facility, dated April 17, 2024 (the “First Lien Credit Agreement”), with White Hawk Capital Partners, LP, as term agent thereunder, and the lenders party thereto. Under the terms of the First Lien Credit Agreement, MediaCo received an initial term loan of $35.0 million on April 17, 2024 (the “Initial Loan”) and was provided with a subsequent delayed draw facility of up to $10.0 million that may be provided for additional working capital purposes under certain conditions (the “Delayed Draw” and the loans thereunder, the “Delayed Draw Term Loans”; the financing contemplated by the First Lien Term Loan, collectively with the Estrella Transaction and the payment of the Transaction Consideration, the “Transactions”). The Initial Loan and Delayed Draw Term Loans are collectively referred to as the “First Lien Term Loans.” The proceeds of the Initial Loan were used to finance the Estrella Acquisition, pay off certain existing Estrella indebtedness in connection therewith and pay related fees and transaction costs. The Initial Loan will mature on April 17, 2029, and each Delayed Draw Term Loan will mature on the date that is two years after the drawing of such Delayed Draw Term Loan. The first of such Delayed Draw Term Loan of $5.0 million was made on May 2, 2024 and the second of such Delayed Draw Term Loans of $5.0 million was made on July 17, 2024. First Lien Term Loans will be subject to monthly interest payments at a rate of SOFR + 6.00%. Beginning May 2027, monthly amortization payments are required equal to 0.8333% of the initial principal amount of the First Lien Term Loans. The First Lien Term Loans are subject to a borrowing base in accordance with the terms of the First Lien Credit Agreement.
In September 2024, the Company entered into the First Amendment of the First Lien Credit Agreement with White Hawk Capital Partners, LP, which provides for $7.5 million of additional Delayed Draw Term Loan Commitments for Delayed Draw Term Loans, and waives the requirement for mandatory prepayment of any net proceeds received as a result of any equity issuances, up to $7.3 million. A fee of $0.3 million was paid in conjunction with entering into this amendment. No amounts have been drawn as of September 30, 2024.
Second Lien Term Loan
In addition, MediaCo and its direct and indirect subsidiaries entered into a $30.0 million second lien term loan credit facility, dated April 17, 2024 (the “Second Lien Credit Agreement”), with HPS as term agent, and the lenders party thereto. Under the terms of the Second Lien Credit Agreement, MediaCo was deemed to receive the Second Lien Term Loan of $30.0 million on April 17, 2024 in connection with the consummation of the Estrella Acquisition. The Second Lien Term Loan will mature on April 17, 2029 and will be subject to monthly interest payments at a rate of SOFR + 6.00%. The Second Lien Term Loan is subject to a borrowing base in accordance with the terms of the Second Lien Credit Agreement.

Series B Preferred Stock
In addition, MediaCo issued 60,000 shares of Series B Preferred Stock with an aggregate initial liquidation value of $60.0 million, which Series B Preferred Stock rank senior and in priority of payment to all other equity securities of MediaCo, including with respect to any repayment, redemption, distributions, bankruptcy, insolvency, liquidation, dissolution or winding-up. Pursuant to the Series B Articles of Amendment, the ability of MediaCo to make distributions with respect to, or make a liquidation payment on, any other class of capital stock in the Company designated to be junior to, or on parity with, the Series B Preferred Stock, will be subject to certain restrictions. Issued and outstanding shares of Series B Preferred Stock will accrue dividends, payable in kind, at an annual rate equal to 6.00% of the liquidation value thereof, subject to increase upon the occurrence of certain trigger events set forth in the Series B Articles of Amendment. The Series B Preferred Stock is mandatorily redeemable after seven years, at the Company’s option, change of control, liquidation event, or upon the occurrence of certain trigger events set forth in the Series B Articles of Amendment, and is not convertible into any other equity securities of the Company. As such, it is classified as a long term liability on the condensed consolidated balance sheet and accrued dividends are classified in Interest expense, net on the condensed consolidated statements of operations.
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
Preliminary Purchase Price Allocation
The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2024. The purchase price allocation is preliminary and subject to change, including purchase price consideration, property and equipment, intangible assets, income taxes, and goodwill, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. The preliminary allocation presented below is based upon management’s estimate of the fair values using valuation techniques including income, cost, and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.
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
(1)    Represents the fair value of warrants to purchase 28,206,152 shares of Class A common stock issued in the Estrella Transactions valued at the closing price on the day prior to close of $2.50.
(2)    Represents the fair value of the Series B Preferred Stock and Second Lien Term Loan using a required yield of 15.23% and 14.14%, respectively.

Preliminary Valuation and Allocation as of April 17, 2024
Cash and cash equivalents	18,124
Accounts receivable, net of allowance for doubtful accounts of $583	16,324
Prepaid expenses	1,838
Current programming rights	3,635
Other current assets	555
Property and equipment, net	17,897
Intangible assets, net	127,838
Right of use assets	47,361
Goodwill	14,965
Noncurrent programming rights	6,607
Deposits and other	689
Assets acquired	255,833

Accounts payable and accrued expenses	32,033
Deferred revenue	9,209
Operating lease liabilities	31,109
Finance lease liabilities	3,029
Other Liabilities	8,301
Liabilities assumed	83,681
Fair value of noncontrolling interests (1)	17,629

Net assets acquired	154,523
(1) Fair value of noncontrolling interests based on 7,051,538 warrants issued in Option Agreement valued at the closing price on the day prior to close of $2.50.
Property and equipment is primarily composed of broadcasting equipment and leasehold improvements. The fair value of property and equipment is based on preliminary assumptions that are subject to change as we complete our valuation procedures. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.
The amount allocated to definite-lived intangible assets represents the estimated fair values of customer relationships of $15.6 million and programming rights of $10.2 million and will be amortized over the estimated remaining useful lives of 15 years and four years, respectively.
The amount allocated to indefinite-lived intangible assets represents the estimated fair values of the FCC licenses of $112.2 million and goodwill of $15.0 million. Goodwill, which is derived from the expanded client base and our ability to provide broader advertising solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and we expect it will be deductible for tax purposes. Goodwill of $4.5 million and $10.5 million from this transaction is allocated to our Estrella MediaCo Video & Digital and Estrella MediaCo Audio, Digital & Events segments, respectively.
As part of the acquisition, we incurred costs of $9.0 million for the nine months ended September 30, 2024, primarily related to transaction bonuses and professional services, which are included in the operating expenses excluding depreciation and amortization and corporate expense line items in the condensed consolidated statement of operations. Additionally, there were $1.8 million of deferred financing costs and $1.1 million of original issue discount related to the issuance of the First Lien Credit Agreement included in the line item long term debt, net of current.
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

September 30, 2024
Cash and cash equivalents	$4,519
Accounts receivable, net of allowance for doubtful accounts of $396	10,308
Prepaid expenses	504
Current programming rights	13
Other current assets	28
Total current assets	15,372
PROPERTY AND EQUIPMENT, NET	8,505
OTHER INTANGIBLE ASSETS, NET	112,210
OTHER ASSETS:
Operating lease right of use assets	2,789
Deposits and other	578
Total other assets	3,367
Total assets	$139,454
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,547
Deferred revenue	858
Operating lease liabilities	353
Income taxes payable	2,027
Total current liabilities	7,785
OPERATING LEASE LIABILITIES, NET OF CURRENT	2,460
OTHER NONCURRENT LIABILITIES	3,870
Total liabilities	14,115
Net assets	125,339
The summarized operating results of the VIE are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$3,447	$—	$6,621	$—
Operating income	637	—	1,464	—
Net income	639	—	1,467	—
Pro Forma Financial Information
The following table presents the estimated unaudited pro forma combined results of MediaCo and Estrella for the three and nine months ended September 30, 2024 and 2023 as if the acquisition had occurred on January 1, 2023:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2024	2023	2024	2023
Net revenues	$29,859	$29,886	$84,508	$91,978
Income (loss) from continuing operations before income taxes	59,858	(4,438)	(10,132)	(37,090)
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
4. INTANGIBLE ASSETS
As of September 30, 2024 and December 31, 2023, intangible assets consisted of the following:

	September 30, 2024	December 31, 2023
Indefinite-lived intangible assets
FCC licenses	$175,476	$63,266
Goodwill	14,965	—
Definite-lived intangible assets
Customer relationships	14,082	—
Software	1,224	1,327
Other	31	—
Total definite-lived intangible assets, net	$15,337	$1,327
Total noncurrent other intangible assets, net and goodwill	$205,778	$64,593
Valuation of Indefinite-lived Broadcasting Licenses
In accordance with ASC Topic 350, Intangibles—Goodwill and Other, the Company’s FCC licenses are considered indefinite-lived intangibles; therefore, they are not subject to amortization, but are tested for impairment at least annually as discussed below.
The carrying amounts of the Company’s FCC licenses were $175.5 million and $63.3 million as of September 30, 2024 and December 31, 2023, respectively. Pursuant to our accounting policy and the provisions of ASC350-30, which states that separately recorded indefinite-lived intangible assets should be combined into a single unit of accounting for purposes of testing for impairment if they are operated as a single asset, we aggregate FCC licenses for impairment testing if their signals are simulcast and are operating as one revenue producing asset.
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

Valuation of Goodwill
As a result of the Estrella Acquisition, the Company recorded $15.0 million of goodwill, which accounts for all goodwill on the condensed consolidated balance sheet as of September 30, 2024, and of which $4.5 million is allocated to our Estrella MediaCo Video & Digital segment and $10.5 million is allocated to our Estrella MediaCo Audio, Digital & Events segment. ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. Under ASC 350 we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual quantitative goodwill impairment test. We will perform this assessment annually as of October 1, unless indicators of impairment exist at an interim period. There were no indicators of impairment for the current period.
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
Definite-lived intangibles
The following table presents the weighted-average useful life at September 30, 2024, and the gross carrying amount and accumulated amortization at September 30, 2024 and December 31, 2023, for our definite-lived intangible assets:

		September 30, 2024			December 31, 2023
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3.7	$15,572	$1,490	$14,082	$—	$—	$—
Software	3.6	1,733	509	1,224	1,583	256	1,327
Other	0.5	56	25	31	—	—	—
Total		$17,361	$2,024	$15,337	$1,583	$256	$1,327
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
Total amortization expense from definite-lived intangible assets for each of the three and nine months ended September 30, 2024 and 2023 and included in the depreciation and amortization line item in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization expense	$836	$58	$1,768	$193
The Company estimates amortization expense each of the next five years as follows:

Year ending December 31,	Amortization Expense
2024 (from October 1)	$913
2025	3,306
2026	2,721
2027	2,152
2028	1,571
After 2028	4,674
Total	$15,337

5. REVENUE
The Company generates revenue from the sale of services including, but not limited to: (i) on-air commercial broadcast time, (ii) non-traditional revenues including event-related revenues and event sponsorship revenues, and (iii) digital advertising. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue. Certain network sales contracts include a guaranteed rating. If the guarantee is not met the Company is obligated to provide additional spots at no charge until the guaranteed rating is met, referred to as a makegood liability. The liability for each contract is calculated by determining the cost per guarantee per the original contract, multiplied by the number of deficiency units. As of September 30, 2024, the makegood liability assumed in the Estrella Acquisition was $9.0 million and is presented in Deferred revenue on the condensed consolidated balance sheets as is expected to be recognized over four years. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Advertising revenues presented in the condensed consolidated financial statements are reflected on a net basis, after the deduction of advertising agency fees, usually at a rate of 15% of gross revenues.
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
Digital
Digital revenue relates to revenue generated from the sale of digital marketing services (including video, audio and display advertisements and sponsorships) to advertisers on Company-owned websites and applications as well as through third party publishers or OEM partners either through direct distribution relationships with the partner or through digital advertising exchanges. Digital revenues are generally recognized as the digital advertising is delivered.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	% of Total	2023	% of Total	2024	% of Total	2023	% of Total
Revenue by Source:
EM-VD	$7,391	24.8%	$—	—%	$13,191	21.0%	$—	—%
EM-ADE	7,781	26.1%	—	—%	14,732	23.5%	—	—%
NY-ADE	4,465	15.0%	4,328	67.1%	13,774	21.9%	14,009	54.2%
Spot Advertising	19,637	65.9%	4,328	67.1%	41,697	66.4%	14,009	54.2%
EM-VD	4,881	16.3%	—	—%	7,377	11.8%	—	—%
EM-ADE	367	1.2%	—	—%	516	0.8%	—	—%
NY-ADE	532	1.8%	608	9.4%	2,158	3.4%	3,053	11.8%
Digital	5,780	19.3%	608	9.4%	10,051	16.0%	3,053	11.8%
EM-VD	166	0.6%	—	—%	166	0.3%	—	—%
EM-ADE	47	0.2%	—	—%	142	0.2%	—	—%
NY-ADE	593	2.0%	602	9.3%	1,784	2.8%	1,812	7.0%
Syndication	806	2.8%	602	9.3%	2,092	3.3%	1,812	7.0%
EM-VD	91	0.3%	—	—%	154	0.2%	—	—%
EM-ADE	669	2.2%	—	—%	1,154	1.8%	—	—%
NY-ADE	129	0.4%	293	4.5%	1,816	2.9%	4,921	19.0%
Events and Sponsorships	889	2.9%	293	4.5%	3,124	4.9%	4,921	19.0%
EM-VD	579	1.9%	—	—%	1,209	1.9%	—	—%
EM-ADE	1,322	4.4%	—	—%	2,114	3.4%	—	—%
NY-ADE	846	2.8%	616	9.6%	2,480	4.1%	2,067	8.0%
Other	2,747	9.1%	616	9.7%	5,803	9.4%	2,067	8.0%
Total net revenues	$29,859	100%	$6,447	100%	$62,767	100%	$25,862	100%
6. LONG-TERM DEBT, WARRANTS, AND SERIES B PREFERRED STOCK
Long-term debt, Warrant shares, and Series B Preferred Stock was comprised of the following at September 30, 2024 and December 31, 2023. The Emmis Convertible Promissory Note (as defined below) was classified as current at September 30, 2024 and December 31, 2023 as the note matures within the next 12 months.

	September 30, 2024	December 31, 2023
Emmis Convertible Promissory Note	$6,458	$6,458
First Lien Term Loans	45,000	—
Second Lien Term Loan	27,432	—
Less: Current maturities	(6,458)	(6,458)
Less: Unamortized original issue discount and deferred financing costs	(2,998)	—
Total long-term debt, net of current portion	$69,434	$—

Warrant Shares	$36,104	$—
Series B Preferred Stock	$34,242	$—

Emmis Convertible Promissory Note
The Emmis Convertible Promissory Note carries interest at a base rate equal to the interest on any senior credit facility, including any applicable paid in kind rate, or if no senior credit facility is outstanding, of 6.00%, plus an additional 1.00% on any payment of interest in kind and, without regard to whether the Company pays such interest in kind, an additional increase of 1.00% following the second anniversary of the date of issuance and additional increases of 1.00% following each successive anniversary thereafter. The Company has been accruing interest since inception using the rate applicable if the interest will be paid in kind. The Emmis Convertible Promissory Note is convertible, in whole or in part, into MediaCo Class A common stock at the option of Emmis and at a strike price equal to the thirty-day volume weighted average price of the MediaCo Class A common stock on the date of conversion. The Emmis Convertible Promissory Note matures on November 25, 2024. As of September 30, 2024, the principal balance outstanding under the Emmis Convertible Promissory Note was $6.5 million.
First Lien Term Loans
MediaCo and its direct and indirect subsidiaries entered into a maximum $45.0 million First Lien Credit Agreement with White Hawk Capital Partners, LP, as term agent thereunder, and the lenders party thereto. Under the terms of the First Lien Credit Agreement, MediaCo received an Initial Loan of $35.0 million on April 17, 2024 and was provided with a subsequent delayed draw facility of up to $10.0 million that may be provided for additional working capital purposes under certain conditions. The first of such Delayed Draw Term Loans of $5.0 million was made on May 2, 2024 and the second of such Delayed Draw Term Loans of $5.0 million was made on July 17, 2024. The proceeds of the Initial Loan were used to finance the Estrella Acquisition, pay off certain existing Estrella indebtedness in connection therewith and pay related fees and transaction costs. The Initial Loan will mature on April 17, 2029, and each Delayed Draw Term Loan will mature on the date that is two years after the drawing of such Delayed Draw Term Loan. First Lien Term Loans will be subject to monthly interest payments at a rate of SOFR + 6.00%. Beginning May 2027, monthly amortization payments are required equal to 0.8333% of the initial principal amount of the First Lien Term Loans. The First Lien Term Loans are subject to a borrowing base in accordance with the terms of the First Lien Credit Agreement.
In September 2024, the Company entered into the First Amendment of the First Lien Credit Agreement with White Hawk Capital Partners, LP, which provides for $7.5 million of additional Delayed Draw Term Loan Commitments for Delayed Draw Term Loans, and waives the requirement for mandatory prepayment of any net proceeds received as a result of any equity issuances, up to $7.3 million. A fee of $0.3 million was paid in conjunction with entering into this amendment. No amounts have been drawn as of September 30, 2024.
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
Based on amounts outstanding at September 30, 2024, mandatory principal payments of long-term debt and preferred stock for the next five years and thereafter are summarized below:

Year ended December 31,	Emmis Note	First Lien Term Loans	Second Lien Term Loan	Series B Preferred Stock	Total Payments
Remainder of 2024 (from October 1)	$6,458	$—	$—	$—	$6,458
2025	—	—	—	—	—
2026	—	10,000	—	—	10,000
2027	—	2,333	—	—	2,333
2028	—	3,500	—	—	3,500
After 2028	—	29,167	30,000	60,000	119,167
Total	$6,458	$45,000	$30,000	$60,000	$141,458
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
On April 17, 2024, the Company received a notification letter from the Staff indicating that the Company has regained compliance with Nasdaq’s Minimum Bid Price Requirement and the matter was thus closed.
On August 20, 2024, the Company received a notification letter from the Staff of the Nasdaq notifying the Company that it was not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”) as a result of its failure to timely file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (the “Q2 2024 Form 10-Q”), as described more fully in the Company’s Form 12b-25 Notification of Late Filing (the “Form 12b-25”) filed with the SEC on August 14, 2024. The Listing Rule requires Nasdaq-listed companies to timely file all required periodic reports with the SEC.
The Notice indicated that the Company had until October 21, 2024 to submit a plan to regain compliance with the Listing Rule with respect to the delinquent filing, and that any additional Nasdaq Staff exception to allow the Company to regain compliance with the delinquent filing would be limited to a maximum of 180 calendar days from the due date of the Q2 2024 Form 10-Q (as extended pursuant to Rule 12b-25 under the Securities Exchange Act of 1934, as amended), or February 17, 2025.

As described in the Form 12b-25, the filing of the Q2 2024 Form 10-Q was delayed due to delays in finalizing financial statements for the quarter ended June 30, 2024 related to the inclusion in the results for such period of the operations of the business acquired in the Estrella Acquisition, which delay could not be eliminated without unreasonable effort or expense. The Company regained compliance on September 18, 2024 upon filing of the Q2 2024 Form 10-Q.
8. INCOME TAXES
The effective tax rate for the nine months ended September 30, 2024 and 2023 was 17% and 5%, respectively. Our effective tax rate for the nine months ended September 30, 2024 differs from the statutory tax rate primarily due to the recognition of additional valuation allowance.
ASC paragraph 740-10 clarified the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute of the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that reaches greater than 50% likelihood of being realized upon ultimate settlement. In 2023, we recorded approximately $390 thousand of gross tax liability for uncertain tax positions related to federal and state income tax returns filed. Additionally, we recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision. As of September 30, 2024, the amount of interest accrued was approximately $52 thousand, which did not include the federal tax benefit of interest deductions.
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
We elected not to apply the recognition requirements of ASC 842, Leases, to short-term leases, which are deemed to be leases with a lease term of 12 months or less. Instead, we recognized lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized in the three and nine months ended September 30, 2024 and 2023 was not material.
On November 18, 2022, the Company entered into a lease agreement in New York City for our radio operations and corporate offices with a lease commencement date of February 1, 2023 and a noncancellable lease term through October 2039. This resulted in a right of use asset of $10.4 million and an operating lease liability of $10.4 million when recorded at lease commencement.
The impact of operating leases to our condensed consolidated financial statements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$2,416	$915	$4,823	$2,974
Operating cash flows from operating leases	1,660	334	3,203	2,022
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	—	10,391

	September 30, 2024	December 31, 2023
Weighted average remaining lease term - operating leases (in years)	12.9	14.0
Weighted average discount rate - operating leases	11.6%	11.4%
The impact of finance leases to our condensed consolidated financial statements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Finance lease cost	$235	$—	$434	$—
Cash flows from finance leases	187	—	311	—

	September 30, 2024	December 31, 2023
Weighted average remaining lease term - finance leases (in years)	4.5	0.0
Weighted average discount rate - finance leases	11.3%	—%
As of September 30, 2024, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ending December 31,
2024 (from October 1)	$1,671
2025	6,975
2026	7,501
2027	7,071
2028	7,027
After 2028	67,671
Total lease payments	97,916
Less imputed interest	(51,188)
Total recorded operating lease liabilities	$46,728
As of September 30, 2024, the annual minimum lease payments of our finance lease liabilities were as follows:

Year ending December 31,
2024 (from October 1)	$187
2025	768
2026	799
2027	831
2028	864
After 2028	218
Total lease payments	3,667
Less imputed interest	(798)
Total recorded finance lease liabilities	$2,869
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
For the year ended December 31, 2023, interest of $0.5 million was paid-in-kind and added to the principal balance outstanding. Consequently, the principal amount outstanding as of December 31, 2023 and September 30, 2024 under the Emmis Convertible Promissory Note was $6.5 million.
The Company recognized interest expense of $0.7 million and $0.4 million related to the Emmis Convertible Promissory Note for the nine months ended September 30, 2024 and 2023, respectively.
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
Dividends on Series A Convertible Preferred Stock held by SG Broadcasting were $0.9 million and $1.8 million, respectively, for the nine months ended September 30, 2024 and 2023. As of December 31, 2023, unpaid cumulative dividends were $0.2 million and included in the balance of preferred stock in the accompanying condensed consolidated balance sheets.
Consulting Agreements & Other Activity
In October 2023, we entered into agreements with five consultants that are currently employed by affiliates of Standard General. One of the agreements had a term that expired on February 1, 2024 and was billed at an hourly rate of $125 per hour. One of the agreements, billed at a rate of $8,400 per month expired on May 31, 2024. Two of the agreements billed at rates of $6,000 and $12,000 per month were extended through September 30, 2024. One agreement may be terminated at any time by either party and is billed at $18,000 per month, plus expenses. For the nine months ended September 30, 2024, $0.4 million of fees were incurred related to these agreements. These agreements were terminated as of September 30, 2024.
In March 2024, we made payments of $15,000 to the National Association of Investment Companies, of which a member of our board of directors is the President & CEO.
On October 29, 2024, the Company and Standard Media Group LLC (“SMG”) entered into an Employee Leasing Agreement, effective as of October 1, 2024 (the “Leasing Agreement”). Under the Leasing Agreement, the Company will obtain the services of several SMG employees to serve various roles for the Company, including with respect to the legal, digital products, broadcast IT, and news operations function. The Leasing Agreement is an at-cost arrangement, with the Company paying only for a percentage of the actual cost of employing each leased employee, with no markup or service fees above the Company’s share of the actual fully-loaded cost of each leased employee.

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

Revenue and operating income (loss) by reportable segment, and corporate and other, and the reconciliation to consolidated income (loss) from continuing operations before income taxes were as follows for the three and nine months ended September 30, 2024 and 2023:

Three Months Ended September 30, 2024	EM-VD	EM-ADE	NY-ADE	Corporate and other	Consolidated
Net revenues	$13,108	$10,186	$6,565	$—	$29,859
Operating expenses excluding depreciation and amortization expense	16,581	10,010	6,081	—	32,672
Corporate expenses	—	—	—	2,319	2,319
Depreciation and amortization	1,259	348	134	—	1,741
Operating (loss) income	$(4,732)	$(172)	$350	$(2,319)	$(6,873)

Three Months Ended September 30, 2023	EM-VD	EM-ADE	NY-ADE	Corporate and other	Consolidated
Net revenues	$—	$—	$6,447	$—	$6,447
Operating expenses excluding depreciation and amortization expense	—	—	7,175	—	7,175
Corporate expenses	—	—	—	1,095	1,095
Depreciation and amortization	—	—	130	—	130
Loss (gain) on disposal of assets	—	—	11	—	11
Operating loss	$—	$—	$(869)	$(1,095)	$(1,964)

Nine Months Ended September 30, 2024	EM-VD	EM-ADE	NY-ADE	Corporate and other	Consolidated
Net revenues	$22,097	$18,658	$22,012	$—	$62,767
Operating expenses excluding depreciation and amortization expense	32,151	19,408	22,410	—	73,969
Corporate expenses	—	—	—	9,154	9,154
Depreciation and amortization	2,273	627	405	—	3,305
Loss on disposal of assets	—	5	—	—	5
Operating loss	$(12,327)	$(1,382)	$(803)	$(9,154)	$(23,666)

Nine Months Ended September 30, 2023	EM-VD	EM-ADE	NY-ADE	Corporate and other	Consolidated
Net revenues	$—	$—	$25,862	$—	$25,862
Operating expenses excluding depreciation and amortization expense	—	—	25,458	—	25,458
Corporate expenses	—	—	—	3,981	3,981
Depreciation and amortization	—	—	437	—	437
Gain on disposal of assets	—	—	(28)	—	(28)
Operating loss	$—	$—	$(5)	$(3,981)	$(3,986)
Assets by reportable segment were as follows:

	September 30, 2024	December 31, 2023
Assets
EM-VD	$79,051	$—
EM-ADE	161,788	—
NY-ADE	97,518	95,491
Total	$338,357	$95,491

12. SUBSEQUENT EVENTS
There were no subsequent events other than the employee leasing agreement discussed in Note 10.

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
GENERAL
We own and operate two radio stations located in New York City, which serve the New York City demographic market area and primarily target Black, Hispanic, and multi-cultural consumers, and as a result of the Estrella Acquisition, Estrella’s network, content, digital, and commercial operations, including network affiliation and program supply agreements with Estrella for its 11 radio stations serving Los Angeles, CA, Houston, TX, and Dallas, TX and nine television stations serving Los Angeles, CA, Houston, TX, Denver, CO, and Miami, FL. Among the Estrella brands that joined MediaCo are the EstrellaTV network and its influential linear and digital video content business and Estrella’s expansive digital channels, including its four FAST channels - EstrellaTV, Estrella News, Cine EstrellaTV, and Estrella Games - and the EstrellaTV app. See Note 3 — Business Combinations in our condensed consolidated financial statements included elsewhere in this report for additional information on the Estrella Acquisition.
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
The following table summarizes the sources of our revenues from continuing operations for the three and nine months ended September 30, 2024 and 2023. The category “Other” includes, among other items, revenues related to network revenues and barter.

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	% of Total	2023	% of Total	2024	% of Total	2023	% of Total
Net revenues:
Spot Advertising	$19,637	65.9%	$4,328	67.1%	$41,697	66.4%	$14,009	54.2%
Digital	5,780	19.3%	608	9.4%	10,051	16.0%	3,053	11.8%
Syndication	806	2.8%	602	9.3%	2,092	3.3%	1,812	7.0%
Events and Sponsorships	889	2.9%	293	4.5%	3,124	4.9%	4,921	19.0%
Other	2,747	9.1%	616	9.7%	5,803	9.4%	2,067	8.0%
Total net revenues	$29,859		$6,447		$62,767		$25,862
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
Our network and stations have aggressively worked to harness the power of broadband and mobile media distribution in the development of emerging business opportunities by capitalizing on the rapidly growing Free Ad-Supported Streaming TV marketplace (“FAST”) through several operated channels, creating highly interactive direct-to-consumer (“D2C”) apps and websites with content that engages our audience and harnessing the power of digital video on our D2C platforms, YouTube, and connected TV publishers, vMVPDs and OEMs.
The results of our NY Audio, Digital & Events segment broadcast operations are highly dependent on the results of our stations in the New York market. Some of our competitors that operate larger station clusters in the New York market are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were up 3.5% for the nine months ended September 30, 2024, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were down 11.3%, as compared to the same period of the prior year. The decreases for our New York Cluster were largely driven by lower spend in the media and financial sectors.
For Estrella MediaCo, as of September 30, 2024, EM-ADE revenue was down 3.3% over the same period in 2023, while MAGNA, a leading global media investment and intelligence company, estimated the market would be up 0.3%. EM-VD revenue was down 7.2%, versus the MAGNA market estimate of up 6.9%.
As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. We also regularly review our portfolio of assets and may opportunistically dispose of or otherwise monetize assets when we believe it is appropriate to do so. As part of the Estrella acquisition integration, in the three months ended September 30, 2024, we developed a plan to close and relocate certain studio and marketing operations. In fulfilling this plan, we incurred involuntary termination costs of $1.4 million in the three and nine months ended September 30, 2024, included in operating expenses excluding depreciation and amortization on our condensed consolidated statements of operations included elsewhere in this report.

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

RESULTS OF OPERATIONS
Three-Month and Nine-Month Periods Ended September 30, 2024 compared to September 30, 2023
The following discussion refers to the Company’s continuing operations. Following the Estrella Acquisition, our results of operations include three reportable segments: Estrella MediaCo Video & Digital (“EM-VD”), Estrella MediaCo Audio, Digital & Events (“EM-ADE”), and NY Audio, Digital & Events (“NY-ADE”). The results of EstrellaTV and all of the Estrella MediaCo television operations, including digital, are included in our EM-VD segment. The Estrella MediaCo radio, digital and events operations are included in our EM-ADE segment. The operations of our two New York radio stations are included in our NY-ADE segment. See Note 3 — Business Combinations in our condensed consolidated financial statements included elsewhere in this report for additional information on the Estrella Acquisition.
Net revenues:

	Three Months Ended September 30,				Nine Months Ended September 30, 2024
(dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
EM-VD	$13,108	$—	$13,108	n/a	$22,097	$—	$22,097	n/a
EM-ADE	10,186	—	10,186	n/a	18,658	—	18,658	n/a
NY-ADE	6,565	6,447	118	1.8%	22,012	25,862	(3,850)	(14.9)%
Total	$29,859	$6,447	$23,412	363.1%	$62,767	$25,862	$36,905	142.7%
For our EM-VD and EM-ADE segments, net revenues increased for the three and nine months ended September 30, 2024 due to the Estrella Acquisition.
For our NY-ADE segment, net revenues increased for the three months ended September 30, 2024 driven by stronger telecommunications spend, partially offset by weaker broadcast and print media spend.
For our NY-ADE segment, net revenues decreased for the nine months ended September 30, 2024 driven by weaker sales for our annual Summer Jam concert as well as lower spend in the media, retail and beverages categories partially offset by stronger political and telecommunications spend.
We typically monitor the performance of our NY-ADE stations against the aggregate performance of the market in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from trade and syndication arrangements. Miller Kaplan reported that gross revenues for the New York radio market increased 3.5% for the nine-month period ended September 30, 2024, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were down 11.3% for the nine-month period ended September 30, 2024, as compared to the same period of the prior year.
Operating expenses excluding depreciation and amortization expense:

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30, 2024
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
EM-VD	$16,581	$—	$16,581	n/a	$32,151	$—	$32,151	n/a
EM-ADE	10,010	—	10,010	n/a	19,408	—	19,408	n/a
NY-ADE	6,081	7,175	(1,094)	(15.2)%	22,410	25,458	(3,048)	(12.0)%
Total	$32,672	$7,175	$25,497	355.4%	$73,969	$25,458	$48,511	190.6%
For our EM-VD and EM-ADE segments, operating expenses excluding depreciation and amortization expense increased for the three and nine months ended September 30, 2024 due to the Estrella Acquisition.
For our NY-ADE segment, operating expenses excluding depreciation and amortization expense decreased for the three months ended September 30, 2024 driven by lower employee costs and professional service fees as compared to the same period of the prior year.
For our NY-ADE segment, operating expenses excluding depreciation and amortization expense decreased for the nine months ended September 30, 2024 driven by lower production costs for our annual Summer Jam concert, lower lease costs as our new office lease commenced in February 2023 and the prior office lease did not terminate until the third quarter of 2023, lower employee costs and lower professional service fees, partially offset by increased information technology costs.

Corporate expenses:

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30, 2024
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Corporate expenses	$2,319	$1,095	$1,224	111.8%	$9,154	$3,981	$5,173	129.9%
Corporate expenses increased for the three months ended September 30, 2024 due to higher professional service fees driven by work related to the debt amendment, the Estrella Acquisition and other corporate matters, partially offset by lower salary and stock based compensation expenses.
Corporate expenses increased for the nine months ended September 30, 2024 due to higher professional service fees driven by the Estrella Acquisition, partially offset by lower salary and stock based compensation expenses.
Depreciation and amortization:

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30, 2024
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
EM-VD	$1,259	$—	$1,259	n/a	$2,273	$—	$2,273	n/a
EM-ADE	348	—	348	n/a	627	—	627	n/a
NY-ADE	134	130	4	3.1%	405	437	(32)	(7.3)%
Total	$1,741	$130	$1,611	1239.2%	$3,305	$437	$2,868	656.3%
For our EM-VD and EM-ADE segments, depreciation and amortization expense increased for the three and nine months ended September 30, 2024 due to the Estrella Acquisition.
For our NY-ADE segment, depreciation and amortization expense remained relatively flat for the three and nine months ended September 30, 2024 due to certain assets becoming fully depreciated in the prior year offset by new assets placed into service.
Loss (gain) on disposal of assets:

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30, 2024
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
EM-ADE	$—	$—	$—	n/a	$5	$—	$5	n/a
NY-ADE	—	11	(11)	(100.0)%	—	(28)	28	(100.0)%
Total	$—	$11	$(11)	(100.0)%	$5	$(28)	$33	(117.9)%
For our NY-ADE segment, the gain on disposal of assets for the nine months ended September 30, 2023 related to the sale of vehicles in the first quarter of 2023, while there were minimal disposals for the same period in the current year.
For our NY-ADE segment, the loss on disposal of assets for the three months ended September 30, 2023 related to the disposal of assets related to our previous office location, while there were no disposals for the quarter in the current year.
Operating loss:

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30, 2024
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
EM-VD	$(4,732)	$—	$(4,732)	n/a	$(12,327)	$—	$(12,327)	n/a
EM-ADE	(172)	—	(172)	n/a	(1,382)	—	(1,382)	n/a
NY-ADE	350	(869)	1,219	(140.3)%	(803)	(5)	(798)	15960.0%
All other	(2,319)	(1,095)	(1,224)	111.8%	(9,154)	(3,981)	(5,173)	129.9%
Total	$(6,873)	$(1,964)	$(4,909)	249.9%	$(23,666)	$(3,986)	$(19,680)	493.7%
See “Net revenues,” “Operating expenses excluding depreciation and amortization,” "Depreciation and amortization," "Loss (gain) on disposal of assets," and “Corporate expenses” above.

Interest expense, net:

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30, 2024
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Interest expense, net	$(3,274)	$(87)	$(3,187)	3,663.2%	$(7,192)	$(306)	$(6,886)	2,250.3%
Interest expense, net increased for the three and nine months ended September 30, 2024 due to the additional long-term debt related to the Estrella Acquisition.
Change in fair value of warrant shares liabilities:

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30, 2024
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Change in fair value of warrant shares liabilities	$65,439	$—	$65,439	n/a	$34,412	$—	$34,412	n/a
Change in fair value of warrant shares liabilities for the three months ended September 30, 2024 was driven by the decrease in MediaCo’s share price from $3.60 at the end of the previous quarter to $1.28 as of September 30, 2024.
Change in fair value of warrant shares liabilities for the nine months ended September 30, 2024 was driven by the decrease in MediaCo’s share price from $2.50 at the initial recognition of the warrant shares liability to $1.28 as of September 30, 2024.
Provision for income taxes:

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30, 2024
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Provision for income taxes	$342	$84	$258	307.1%	$608	$234	$374	159.8%
Our provision for income taxes tax was primarily due to changes in deferred tax liabilities.
Consolidated net income (loss):

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30, 2024
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Consolidated net income (loss)	$54,926	$(2,316)	$57,242	(2471.6)%	$2,942	$(4,844)	$7,786	(160.7)%
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
At September 30, 2024, the Company had cash, cash equivalents and restricted cash of $10.2 million and negative working capital of $(14.1) million. At December 31, 2023, we had cash, cash equivalents and restricted cash of $7.1 million and net working capital of $2.2 million. The decrease in net working capital was driven by accrued expenses and deferred revenue assumed, partially offset by accounts receivable and the current portion of programming rights acquired in the Estrella Acquisition.
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

At September 30, 2024, we had $6.5 million outstanding to Emmis under the Emmis Convertible Promissory Note (as defined in Note 10 — Related Party Transactions in our condensed consolidated financial statements included elsewhere in this report for additional information), all of which is classified as current and has debt service obligations of approximately $7.3 million due under its Emmis Convertible Promissory Note from November 14, 2024 (the date of issuance of these financial statements) through November 14, 2025. In September 2024, the Company entered into the First Amendment of the First Lien Credit Agreement, with White Hawk Capital Partners, LP, which provides for $7.5 million of additional Delayed Draw Term Loan Commitments for Delayed Draw Term Loans, and waives the requirement for mandatory prepayment of any net proceeds received as a result of any equity issuances, up to $7.3 million.
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
Operating Activities
Cash flows used in continuing operating activities were $30.7 million compared to $3.7 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in the use of cash in continuing operating activities was mainly attributable to lower operating income as well as increased working capital requirements driven by the Estrella Acquisition.
Investing Activities
Cash flows used in continuing investing activities were $7.6 million for the nine months ended September 30, 2024, attributable to cash paid, net of cash received, for the Estrella Acquisition, as well as capital expenditures related to our NY Audio digital platform project and our build out of our new space for radio operations and corporate offices. Cash flows used in continuing investing activities were $1.1 million for the nine months ended September 30, 2023, attributable to capital expenditures related to our NY Audio digital platform project and our build out of our new space for radio operations and corporate offices.
Financing Activities
Cash flows provided by continuing financing activities were $41.4 million for the nine months ended September 30, 2024, attributable to proceeds from the First Lien Term Loan, partially offset by payments of debt issuance costs, finance lease principal payments, and settlement of tax withholding obligations. Cash flows used in continuing financing activities were $1.1 million for the nine months ended September 30, 2023, attributable to repurchases of our Class A common stock and settlement of tax withholding obligations.
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
Based upon the Controls Evaluation, our Interim CEO and CFO concluded that as of September 30, 2024, our Disclosure Controls were effective to ensure that information relating to MediaCo Holding Inc. and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting.
As of September 30, 2024, management is in the process of evaluating and integrating the internal controls of the acquired Estrella Purchased Assets into our existing operations as part of planned integration activities. Other than the controls enhanced or implemented to integrate the Estrella Purchased Assets, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the opinion of management of the Company there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information relating to the shares we purchased during the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2024 – July 31, 2024	—	$—	—	$1,000,029
August 1, 2024 – August 31, 2024	—	$—	—	$1,000,029
September 1, 2024 – September 30, 2024	—	$—	—	$1,000,029
Total	—	$—	—
ITEM 5. OTHER INFORMATION
None of the Company's directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2024.

ITEM 6. EXHIBITS
(a)Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report (unless otherwise indicated, the file number with respect to each filed document is 001-39029):

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Period Ending	Exhibit	Filing Date
10.1	First Amendment and Limited Consent to Credit Agreement dated as of September 10, 2024, between MediaCo Holding Inc., as Borrower, the financial institutions party thereto as lenders and WhiteHawk Capital Partners LP as Term Agent.		8-K		10.1	9/16/24
10.2	Limited Consent to Credit Agreement dated as of September 10, 2024, between MediaCo Holding Inc., as Borrower, the financial institutions party thereto as lenders and HPS Investment Partners, LLC, as Term Agent.		8-K		10.2	9/16/24
31.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
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

MEDIACO HOLDING INC.

Date: November 14, 2024	By:	/s/ Debra DeFelice
Debra DeFelice
Chief Financial Officer and Treasurer