Form 10-K
period 2024-12-31
Mediaco Holding Inc.
filed 2025-04-15
CIK 1784254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
for the Fiscal Year Ended December 31, 2024

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the transition period from to
Commission File Number 001-39029
MEDIACO HOLDING INC.
(Exact name of registrant as specified in its charter)
Indiana
(State of incorporation or organization)
84-2427771
(I.R.S. Employer Identification No.)
48 W 25th Street, 3rd Floor
New York, New York 10011
(Address of principal executive offices)
(212) 447-1000
(Registrant’s Telephone Number, Including Area Code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value	MDIA	Nasdaq Capital Market
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, as of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was $13,485,737.
The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of March 21, 2025, was:
41,275,414    Class A Common Shares, $.01 par value
5,413,197     Class B Common Shares, $.01 par value
—    Class C Common Shares, $.01 par value
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for 2025 Annual Meeting of Shareholders expected to be filed by April 30, 2025 (the day that is 120 days after the last day of the registrant’s 2024 fiscal year)	Part III

MEDIACO HOLDING INC. AND SUBSIDIARIES
FORM 10-K

CERTAIN DEFINITIONS
Unless the context requires otherwise, all references in this report to “MediaCo,” “the Company,” “we,” “our,” “us,” and similar terms refer to MediaCo Holding Inc. and its consolidated subsidiaries.
FORWARD-LOOKING STATEMENTS
This report includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). You can identify these forward-looking statements by our use of words such as “intend,” “plan,” “may,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. Such forward-looking statements, which speak only as of the date hereof, are based on managements’ estimates, assumptions and beliefs regarding our future plans, intentions and expectations. We cannot guarantee that we will achieve these plans, intentions or expectations. All statements regarding our expected financial position, business, results of operations and financing plans are forward-looking statements.
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
Our assets consist of two radio stations, WQHT(FM) and WBLS(FM), which serve the New York City demographic market area that primarily target Black, Hispanic, and multi-cultural consumers and as a result of the Estrella Acquisition, Estrella’s network, content, digital, and commercial operations, including network affiliation and program supply agreements with Estrella for its 11 radio stations serving Los Angeles, CA, Houston, TX, and Dallas, TX and nine television stations serving Los Angeles, CA, Houston, TX, Denver, CO, New York, NY, Chicago, IL and Miami, FL. Among the Estrella brands that joined MediaCo are the EstrellaTV network, its influential linear and digital video content business, and Estrella’s expansive digital channels, including its eight free ad-supported television (“FAST”) channels and EstrellaTV app. The Estrella brands that joined MediaCo include - EstrellaTV, Estrella News, Cine EstrellaTV, Estrella Games, EstrellaTV Mexico, Curiosity Explora, Curiosity Motores, and Curiosity Animales. See Note 4 — Business Combinations in our consolidated financial statements included elsewhere in this report for additional information. We derive our revenues primarily from radio, television and digital advertising sales, but we also generate revenues from events, including sponsorships and ticket sales, licensing, and syndication.
On December 9, 2022, Fairway Outdoor LLC, FMG Kentucky, LLC and FMG Valdosta, LLC (collectively, “Fairway”), all of which were wholly owned direct and indirect subsidiaries of MediaCo, entered into an asset purchase agreement with The Lamar Company, L.L.C., a Louisiana limited liability company, pursuant to which we sold our Fairway outdoor advertising business to The Lamar Company, L.L.C. The transactions contemplated by the purchase agreement closed as of the date of the purchase agreement.
We have classified the related assets and liabilities associated with our Fairway business as discontinued operations in our consolidated balance sheets. Unless otherwise noted, discussion herein refers to the Company's continuing operations. See Note 2 — Discontinued Operations in our consolidated financial statements included elsewhere in this report for additional information.
BUSINESS SEGMENTS
We operate in two business segments: Audio (“Audio Segment”) and Video (“Video Segment”). We organize our business segments based on the type of services offered. See Note 14 — Segment Information in our consolidated financial statements included elsewhere in this report for additional information.
BUSINESS STRATEGY
We are a brand and content company reflecting, informing, and amplifying multicultural communities through culture, news, and entertainment. We are committed to improving the operating results of our core assets while simultaneously seeking future growth opportunities in the distribution of video and audio content, owned by us and our partners, to predominately multi-cultural audiences in the local, national, and digital advertising spaces. We are a diverse owned, diverse targeted media business. MediaCo stands at the forefront of entertainment and news, positioned as a leader in reaching multicultural audiences. Through our diverse portfolio of digital, television, and radio properties, we engage over 35 million unique visitors each month, delivering a dynamic mix of free, ad-supported streaming and terrestrial entertainment, music, and news across all major media platforms and on all devices. Our strategy is focused on the following operating principles:

Develop unique and compelling content and strong brands
Our established nationally recognized media brands have achieved and sustained a leading position in their respective local market segments over many years, with each having a strong brand identity that reaches beyond its local footprint. Consistently producing unique and compelling content that meets the needs of our target audiences is critical to our success. As such, we make substantial investments in areas such as market research, data analysis and creative talent to ensure that our content remains relevant and fresh, has a meaningful impact on the communities we serve and reinforces the core brand image of each respective property. Accessible on all digital platforms and devices, our diverse lineup includes news, morning shows, game shows, talent competitions, late-night programs, concerts, music awards, documentaries and sports.
We believe our brands are well integrated within the Hip Hop and R&B marketplace and with our recent business combination of Estrella we have expanded into Hispanic audiences and a multitude of other genres, expanding our reach. We expect to continue to expand our national reach on each of our brands through the digital, streaming, syndication and licensing arenas. Our celebrity talent has broad national and international influence and are integrated into key cultural moments, which help amplify our brands.
Provide content in ways that our audiences want to consume it
We strive to make our brands available to audiences everywhere that they choose to consume content. We distribute our audio content over digital radio as well as terrestrial radio. We distribute our video content digitally, including through our apps for mobile and connected televisions (“TVs”), third-party partner apps and Free Ad-Supported Streaming TV (“FAST”) platforms, and multichannel video programming distributors (“MVPDs”), as well as on network and local TV. We have placed substantial emphasis on enhancing the distribution of our video and audio content through digital and mobile platforms. We believe these digital platforms offer excellent opportunities to further enhance the relationships we have with our audiences by allowing them to consume and share our content in new ways and providing us with new distribution channels for one-to-one communication with our end user.
In our Video Segment, new digital formats (including Live and Interactive) will differentiate our video businesses and grow viewership. We will grow our video advertising inventory by scaling across FAST and connected devices through owned-and-operated properties and technology partners. In our Audio Segment, we expect to support the growth of our owned-and-operated station audience through our enhanced website and app platforms. We expect to leverage events and shows to drive listenership and community engagement and increase community involvement, participation, and coverage events through direct-to-consumer interactive apps, such as the Hot 97 App and NOW Apps and at times leveraging third party community engagement tools.
Deliver results to advertisers
Competition for advertising revenue is high. To remain competitive, we focus on sustaining and growing our video and audio audiences, optimizing our pricing strategy and developing innovative marketing programs for our clients that allow them to interact with our audiences in more direct and measurable ways. Our ability to deploy multi-touchpoint marketing programs allows us to deliver a stronger return-on-investment for our clients while simultaneously generating ancillary revenue streams for our media properties.
We offer premier content for diverse audiences in growing demographics. We believe that this offers us an advantage in competing for advertisers that prioritize culturally relevant marketing.
Enhance the efficiency of our operations
We believe it is essential that we operate our businesses as efficiently as possible. We regularly review our business operations and reduce costs or realign resources as necessary. We are consolidating video operations across network TV, local TV, and digital. We have also invested in technology solutions to help further streamline our business processes.
Pursue acquisition and investment opportunities
We may pursue acquisitions or other investment opportunities in a variety of media-related businesses as well as a variety of other industries and market sectors. We believe that consummating such acquisitions and investments can be a valuable tool in our efforts to grow our business.
RADIO STATIONS
As of December 31, 2024, we owned, operated or provided program, sales, and/or other services to these 13 radio stations, including one AM and 12 FM radio stations. All of our radio stations are located in the United States. No one station is material to our overall operations. We believe that our properties are in good condition and suitable for our operations. The following table provides the number of owned and operated radio stations by market:

STATION AND MARKET	MARKET RANK BY DMA (1)	FORMAT	PRIMARY DEMOGRAPHIC TARGET AGES	RANKING IN PRIMARY DEMOGRAPHIC TARGET(2)	STATION AUDIENCE SHARE(3)
New York, NY	1
WQHT(FM)		Rhythmic Contemporary Hit Radio	18-49	11	3.8
WBLS(FM)		Urban Adult Contemporary	25-54	8	4.6
Los Angeles, CA	2
KBUE(FM)		Regional Mexican	18-49	21	1.8
KBUA(FM)		Regional Mexican	(4)	(4)	(4)
KEBN(FM)		Classic Country	(4)	(4)	(4)
KVNR(AM)		Vietnamese language	(5)	(5)	(5)
Dallas- Ft. Worth, TX	4
KBOC(FM)		Spanish Contemporary Hit	18-49	25	1.7
KZZA(FM)		Regional Mexican	25-54	24	1.8
KNOR(FM)		Regional Mexican	25-54	26	1.6
Houston- Galveston, TX	6
KQQK(FM)		Regional Mexican	18-49	8	4.6
KTJM(FM)		Classic Rock	18-49	12	4.2
KNTE(FM)		Regional Mexican	(6)	(6)	(6)
Riverside- San Bernardino, CA	26
KRQB(FM)		Regional Mexican	25-54	8	3.8
(1) “Market Rank by Designated Market Area (“DMA”)” is the ranking of the radio market universe estimates for the various designated market areas served by our stations among all radio markets in the United States. DMA rankings are from the Spring 2024 Nielsen Audio Radio Market Rankings.

(2) “Ranking in Primary Demographic Target” is the ranking of the station within its designated primary demographic target among all radio stations in its market based on the December 2024 Nielsen Audio, Inc. (“Nielsen”) Portable People Meter results.

(3) “Station Audience Share” represents a percentage generally computed by dividing the average number of persons in the primary demographic listening to a particular station during specified time periods by the average number of such persons in the primary demographic for all stations in the market area as determined by Nielsen.

(4) Station trimulcast with KBUE(FM)
(5) Station under a Local Marketing Agreement with Little Saigon Radio Broadcasting, Inc.
(6) Station simulcast with KTJM(FM)

TELEVISION MARKETS AND STATIONS
As of December 31, 2024, our Video Segment owned, operated or provided program, sales, and/or other services to these television stations, all with the EstrellaTV network affiliation, in the following markets:

MARKET	MARKET RANK BY DMA(1)	NUMBER OF MARKET CHANNELS	STATIONS
New York, NY	1	36	WASA
Los Angeles, CA	2	45	KRCA
Chicago, IL	3	30	WESV
Houston, TX	6	31	KZJL
Denver, CO	17	23	KETD
Miami, FL	18	32	WGEN, WGEN-LD, WVFW, W12DI
(1) “Market Rank by DMA” is the ranking of the television market universe estimates for the various designated market areas served by our stations among all television markets in the United States. DMA rankings are from Nielsen’s 2024-2025 Nielsen DMA Ranking.

In addition, the Company operates leased television stations in California and Texas. The Company also owns television production facilities that are used to produce programming for its owned and affiliated television stations.
MediaCo has also entered into affiliation agreements with certain television stations to broadcast its EstrellaTV network programming of the affiliate station’s primary or digital multicast channels. Currently, the EstrellaTV network is broadcast by television stations in various states serving 48 designated market areas. The Company also operates eight FAST channels - EstrellaTV, Estrella News, Cine EstrellaTV, Estrella Games, EstrellaTV Mexico, Curiosity Explora, Curiosity Motores, and Curiosity Animales on Over-the-top platforms through third party distribution partners.
ADVERTISING SALES
We derive our advertising revenue from local, regional, and digital advertising in the marketplaces in which we operate, as well as from the sale of national advertising. Local and most regional sales are made by a station’s sales staff. National sales are made by firms specializing in such sales, which are compensated on a commission-only basis. We believe that the volume of national advertising revenue tends to adjust to shifts in a station’s audience share position more rapidly than does the volume of local and regional advertising revenue. During the year ended December 31, 2024, approximately 27% of our total spot radio advertising revenues were derived from national sales and 73% were derived from local sales. During the year ended December 31, 2024, approximately 32% of our television advertising revenues were derived from national sales and 68% were derived from local sales.
NON-TRADITIONAL REVENUES
We are involved with numerous events in the markets in which we operate that support the local community, entertain our audiences, and better connect our listeners with our stations and our advertisers. In most cases, a third party produces the event, which we help promote, and we sell certain sponsorship opportunities to our advertisers. In these situations, we do not bear financial risk on the success of the event. In limited cases, such as the Fiestas Patrias and Hot 97's Summer Jam, we produce the event, including securing the performing artists and venue, and are primarily responsible for the financial risk and reward, including ticket and sponsorship sales associated with the event.
NEW TECHNOLOGIES
We believe that the growth of new technologies not only presents challenges, but also opportunities for broadcasters. The primary challenge is increased competition for the time and attention of the audience of our TV and radio stations. The primary opportunities are to enhance the relationships we already have with our audience by expanding products and services offered by our TV and radio stations to adjacent areas of entertainment, including streaming, gaming, live programming and sports, and to increase audience reach via connected devices.

COMMUNITY INVOLVEMENT
One of our guiding principles is making a difference in the communities we serve, and our corporate social responsibility initiatives are an important part of our culture. We believe that building connections between our employees, their families and our communities creates a more meaningful, fulfilling and enjoyable workplace. As a company, we endeavor to use our resources and products to drive meaningful societal change and have collaborated with local and national organizations globally to improve health and public safety; to ensure a sustainable environment; to promote arts, education and cultural diversity; and to support market-by-market advertising standards. MediaCo aims to be purposeful and do the right thing and over the years we have worked with our community to educate, understand, guide and amplify their voices to ensure our audience feels heard and appreciated particularly around dedicated news programming. Our stations participate in many community programs, fundraisers and activities that benefit a wide variety of causes. Charitable organizations that have been the beneficiaries of our support include, among others, Hip Hop has Heart, the Harlem Chamber of Commerce, the Sarcoidosis Foundation, New York Cares, American AIDS Foundation and the Queens Police Service Area Community Counsel. We have embarked on a relationship with the Universal Hip Hop Museum, which is currently under construction in New York City.
COMPETITION
Our distribution channels, including our TV and radio broadcasting stations as well as digital channels, compete with the other broadcasting stations in their respective market areas, as well as with other advertising media such as newspapers, cable, magazines, outdoor advertising, transit advertising, the Internet, satellite radio, streaming services, direct marketing, and mobile and wireless device marketing. Competition within the TV and radio broadcasting industry occurs primarily in individual market areas, so that a station in one market (e.g., New York) does not generally compete with stations in other markets (e.g., Los Angeles). Competition in digital distribution is both local and nationwide. Our stations face competition from other stations with substantial financial resources, including stations targeting the same demographic groups. In addition to management experience, factors that are material to competitive position of a radio station include its rank in its market in terms of the number of listeners, authorized power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. Factors that are material to competitive position of a TV station include its rank in its market in terms of the number of viewers, audience characteristics, and the number and characteristics of other stations in the market area. We attempt to improve our competitive position with programming and promotional campaigns aimed at the demographic groups targeted by our stations. We also seek to improve our position through sales efforts designed to attract advertisers that are looking to reach growing diverse audiences. Although we believe that each of our stations can compete effectively in its market, there can be no assurance that our stations will be able to maintain or increase its current audience ratings or advertising revenue market share.
Our content faces competition from major networks as well as networks that create specialty programming for demographically similar audiences. Factors that are material to the competitive position of content include its quality and cultural relevance and the breadth of its availability. We invest in award-winning entertainment and news programming and sports, music, and lifestyle content in order to stay competitive. Cost of content is a factor for our audiences, which is why we distribute our content as free, ad-supported.
Although the broadcasting industry is highly competitive, barriers to entry exist. The operation of a broadcasting station in the United States requires a license from the Federal Communications Commission (“FCC”). Also, the number of stations that can operate in a given market is limited by the availability of the frequencies that the FCC will license in that market, as well as by the FCC's multiple ownership rules regulating the number and types of stations that may be owned or controlled by the same person or company.
In selecting the form of media through which to advertise, advertisers evaluate their ability to target audiences having a specific demographic profile, lifestyle, brand or media consumption or purchasing behavior, or audiences located in, or traveling through, a particular geography. Advertisers also compare the relative costs of available media, evaluating the number of impressions (potential viewings), exposure (the opportunity for advertising to be seen) and circulation (traffic volume in a market), as well as potential effectiveness, quality of related services (such as advertising copy design and layout) and customer service. In competing with other media, we believe that our video and audio advertising inventory is cost-efficient, allowing advertisers to reach broader audiences and target specific geographic areas or demographic groups within markets. Additionally, the strength of our digital reach and brand recognition allows us to compete for national digital advertising dollars.
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

At December 31, 2024, we had 407 full-time and part-time employees, compared to 116 at December 31, 2023.
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
Code of Business Conduct
We are deeply committed to promoting a culture of ethical conduct and compliance. Our Code of Business Conduct and Ethics (“Code”), which applies to all employees as well as officers and all members of the Board, reinforces our core values and helps drive our workplace culture of compliance with ethical standards, integrity and accountability. Training on the Code is mandatory upon employment and is provided on an annual basis. Highlights from our Code include a no retaliation policy for anyone who, acting in good faith, notifies us of a possible violation of the Code, our policies or the law; a commitment to human rights and labor protections in all of our operations, and the expectation that our business partners uphold the same standards; and an anti-corruption policy that prohibits offering, attempting to offer, authorizing or promising any bribe or kickback for the purpose of obtaining or retaining business or an unfair advantage.
Compensation and Benefits Programs
Our compensation and benefits programs are designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our shareholders. We provide competitive packages to address the needs of the individuals we employ to ensure we have alignment with culture, expectations and value driven results. Our sales employees are incentivized through sales commission programs. Our executives and certain other employees receive long-term equity awards that vest over time. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and shareholder interests.
We also provide our employees and their families with access to a variety of healthcare and insurance benefits, qualified spending accounts, retirement savings plans and various other benefits.
Diversity and Inclusion
We are an equal opportunity employer and are committed to providing a work environment that is free of discrimination and harassment. We respect and embrace diversity of thought and experience and believe that a diverse workforce produces more innovative insights and solutions, resulting in better products and services for our customers. As we bring brands face-to-face with people, we believe our teams need to be as diverse in their composition and outlook as the audiences we reach every day, and we work together to create an inclusive environment where everyone can bring their true selves to work. We work on building teams that reflect the life experiences of those we serve. Our teams align with our mission and values; of the 407 full-time and part-time employees driving the business, over 88% are Black, Hispanic, or Asian, and 41% are female.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Listed below is certain information about the executive officers of MediaCo as of December 31, 2024. All of our executive officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our executive officers or directors.

NAME	POSITION	AGE AT DECEMBER 31, 2024	YEAR FIRST ELECTED OFFICER
Alberto Rodriguez	Interim Chief Executive Officer and President	60	2024
Debra DeFelice	Chief Financial Officer and Treasurer	55	2024
René Santaella	Chief Operating Officer	53	2024
Mr. Rodriquez was appointed to the position of Interim Chief Executive Officer and President in October 2024. Prior to Mr. Rodriquez’s appointment to Interim Chief Executive Officer and President he served as Chief Revenue Officer and President of MediaCo Audio since January 2024. Prior to joining the Company, Mr. Rodriquez spent 24 years at Spanish Broadcasting System with his most recent position being President and Chief Operating Officer. Mr. Rodriquez holds a bachelor’s degree from Florida Atlantic University.

Ms. DeFelice was appointed to the position of Chief Financial Officer and Treasurer in September 2024. Ms. DeFelice was previously the EVP Radio Finance & Assistant Treasurer at MediaCo since April 2021. Prior to joining MediaCo, Ms. DeFelice served as Artisanal Brewing Ventures’ Corporate Controller and prior to that she served as the Corporate Controller at HEPACO, LLC. She holds an MBA from Eastern Carolina University and a bachelor's degree from Binghamton University. Ms. DeFelice is also a Certified Public Accountant.
Mr. Santaella was appointed to the position of Chief Operating Officer in October 2024. Mr. Santaella was previously the Chief Digital and Streaming Officer for Estrella MediaCo. Prior to joining Estrella Mr. Santaella worked as the SVP of Business Planning and Operations at Sony Pictures Entertainment and the Director of Ad Sales Marketing within Disney’s Interactive Media Group. Mr. Santaella holds a bachelor’s degree and an MBA from UCLA.
AVAILABLE INFORMATION
Our website address is mediacoholding.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
FEDERAL REGULATION OF BROADCASTING
Broadcasting in the United States is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”), including as amended in part by the Telecommunications Act of 1996 (the “1996 Act”). Radio and television broadcasting is prohibited except in accordance with a license issued by the FCC upon a finding that the public interest, convenience and necessity would be served by the grant of such license. The FCC has the power to revoke licenses for, among other things, false statements made in FCC filings or willful or repeated violations of the Communications Act or of FCC rules. In general, the Communications Act provides that the FCC must allocate broadcast licenses for radio and television stations so as to provide a fair, efficient and equitable distribution of service throughout the United States. The FCC determines the operating frequency, location and power of stations; regulates the transmission equipment used by stations; and regulates numerous other aspects of radio and television broadcasting pursuant to rules, regulations and policies adopted under authority of the Communications Act. The Communications Act, among other things, prohibits the assignment of a broadcast license or the transfer of control of an entity holding such a license without the prior approval of the FCC. Under the Communications Act, the FCC also regulates limited aspects of broadcasters’ relationships with program providers and distributors, as well as some of the media that compete with broadcast stations.
The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Reference should be made to the Communications Act as well as FCC rules, public notices and rulings for further information concerning the nature and extent of federal regulation of broadcast stations. Legislation has been introduced from time to time which would amend the Communications Act in various respects or otherwise affect the Company, and the FCC regularly considers new regulations or amendments to its existing regulations applicable to broadcasting and networks. We cannot predict whether any such legislation will be enacted or whether new or amended FCC regulations will be adopted or what their effect would be on the Company.
License Grant and Renewal
Radio and television stations operate pursuant to broadcast licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon application and approval by the FCC. The following table sets forth our current FCC license expiration dates in addition to the call letters, license classification, antenna elevation above average terrain, power and frequency of all owned stations as of December 31, 2024:

Radio Market	Stations	City of License	Frequency	Expiration Date of License	FCC Class
New York, NY	WQHT(FM)	New York, NY	97.1	June 2030	B
	WBLS(FM)	New York, NY	107.5	June 2030	B
The following table sets forth the current FCC license expiration dates in addition to the call letters, license classification, antenna elevation above average terrain, power and frequency of stations proposed to be acquired by the Company pursuant to a notice of exercise of option dated December 17, 2024. As of December 31, 2024, the Company provides program, sales, and/or other services to these stations.

Radio Market	Stations	City of License	Frequency	Expiration Date of License	FCC Class
Los Angeles, CA	KEBN(FM)	Garden Grove, CA	94.3	December 2029	A
	KBUE(FM)	Long Beach, CA	105.5	December 2029	A
	KBUA(FM)	San Fernando, CA	94.3	December 2029	A
	KVNR(AM)	Santa Ana, CA	1,480.0	December 2029	B
Dallas-Ft. Worth, TX	KBOC(FM)	Bridgeport, TX	98.3	August 2029	C
	KZZA(FM)	Muenster, TX	106.7	August 2029	C
	KNOR(FM)	Krum, TX	93.7	August 2029	C0
Houston-Galveston, TX	KQQK(FM)	Beaumont, TX	107.9	August 2029	C
	KTJM(FM)	Port Arthur, TX	98.5	August 2029	C
	KNTE(FM)	Bay City, TX	101.7	August 2029	C1
Riverside-San Bernardino, CA	KRQB(FM)	San Jacinto, CA	96.1	December 2029	A

Television Market	Stations	City of License	Frequency	Expiration Date of License	FCC Class
New York, NY	WASA-LD1	Port Jervis, NY	VHF Ch. 13	June 2031	LDT
Los Angeles, CA	KRCA(TV)[1]	Riverside, CA	VHF Ch.7	December 2030	DTV
Chicago, IL	WESV-LD	Chicago, IL	UHF Ch. 31	December 2029	LDT
Houston, TX	KZJL(TV)	Houston, TX	UHF Ch. 21	August 2030	DTV
Miami-Ft. Lauderdale, FL	WGEN-TV	Key West, FL	VHF Ch. 8	February 2029	DTV
	WGEN-LD	Miami, FL	VHF Ch. 8	February 2029	LDT
	WVFW-LD	Miami, FL	VHF Ch. 8	February 2029	LDT
	W12DI-LD	Key West, FL	VHF Ch. 12	February 2029	LDT
Denver, CO	KETD(TV)	Castle Rock, CO	UHF Ch. 15	April 2030	DTV
[1] Shared channel operation
Review of Ownership Restrictions
The FCC is required by statute to review its broadcast ownership rules on a quadrennial basis (i.e., every four years) and to repeal or modify rules that are no longer “necessary in the public interest.”
Despite several such reviews and appellate remands, the FCC’s rules limiting the number of radio stations that may be commonly owned in a local market have remained largely unchanged since their initial adoption following the 1996 Act. The FCC’s previous ownership reviews have been subject to litigation. In April 2021, the U.S. Supreme Court reversed a lower court decision blocking a number of FCC rule changes designed to update the FCC’s media ownership regulations. As a result, the FCC’s Radio/Television Cross-Ownership Rule, which limited the number of radio and television stations that could be commonly owned in a single market, was eliminated.
The FCC completed its 2018 quadrennial review in December 2023, largely leaving its radio rules unchanged while making its local ownership rules for television stations more restrictive. The FCC’s decision in the 2018 quadrennial review is currently under appeal to the U.S. Court of Appeals for the 8th Circuit. In the meantime, the FCC launched its 2022 quadrennial review in December 2022 and that proceeding remains pending. We cannot predict whether the court appeal of the 2018 quadrennial review or the FCC’s 2022 quadrennial review will result in modifications of the ownership rules or the impact (if any) that such modifications would have on our business.
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
•equity and/or debt interests which, in the aggregate, exceed 33% of the total asset value of a station or other broadcast entity (referred to as the Equity/Debt Plus Rule), if the interest holder supplies more than 15% of the station’s total weekly programming (usually pursuant to a time brokerage, local marketing or network affiliation agreement) or holds an attributable interest in a same-market broadcast station.
To assess whether a voting stock interest in a direct or indirect parent corporation of a broadcast licensee is attributable, the FCC uses a “multiplier” analysis in which non-controlling voting stock interests are deemed proportionally reduced at each non-controlling link in a multi-corporation ownership chain.
Ownership-rule conflicts could require divestitures by either the Company or the affected shareholders, officers or directors. Such conflicts could also result in the Company being unable to obtain FCC consents necessary for future acquisitions. Conversely, the Company’s broadcast interests could operate to restrict other broadcast investments by shareholders having or acquiring an attributable interest in the Company.
Local Radio Ownership:
The local radio ownership rule limits the number of commercial radio stations in a radio market in which a person or entity may hold an attributable interest based on the number of radio stations in that market:
•if the market has 45 or more radio stations, one entity may hold an attributable interest in up to eight stations, not more than five of which may be in the same service (AM or FM);
•if the market has between 30 and 44 radio stations, one entity may hold an attributable interest in up to seven stations, not more than four of which may be in the same service;
•if the market has between 15 and 29 radio stations, one entity may hold an attributable interest in up to six stations, not more than four of which may be in the same service; and
•if the market has 14 or fewer radio stations, one entity may hold an attributable interest in up to five stations, not more than three of which may be in the same service, however one entity may not own more than 50% of the stations in the market.
The New York market, in which the Company holds radio licenses, has more than 45 radio stations.
For purposes of applying these numerical limits, the FCC has adopted rules with respect to (i) so-called local marketing agreements, or “LMAs,” by which the licensee of one station provides programming for another licensee’s station in the same market and sells all of the advertising within that programming and (ii) so-called joint sale agreements, or “JSAs,” by which the licensee of one radio station sells the advertising time on another radio station in the same market. Under these rules, an entity that holds an attributable interest in one or more stations in a market which programs more than 15% of the broadcast time of another broadcast station in the same market, or in a radio station which sells more than 15% of the advertising time, on another radio station in the same market is generally required to count that station toward its broadcast ownership limits even though it does not own the station. As a result, in a market where we own one or more radio stations, we generally cannot provide programming to another station in that market under an LMA or sell advertising on another radio station pursuant to a JSA if we could not acquire that station under the FCC’s ownership rules.
Local Television Ownership:
A party may hold an attributable interest in television stations in adjoining markets, even if there is a noise limited service contour overlap between the two stations’ broadcast signals, and generally may hold an attributable interest in two stations in the same market if (i) there is no signal contour overlap between the stations; or (ii) not more than one of the owned stations is among the top-four rated stations in the market ("the Top-Four Prohibition"). The FCC will, upon request, consider waiver of the Top-Four Prohibition to allow parties to own up to two top-four-rated stations in the same market on a case-by-case basis. On December 22, 2023, the FCC adopted the 2018 Ownership Order, expanding the Top-Four Prohibition to prohibit, in certain circumstances, the placement of a second top-four-rated program affiliation on a commonly owned TV multicast stream or low power television (“LPTV”) station and restricting the circumstances under which such commonly owned top-four multicast streams or LPTV stations may be transferred or assigned in the future. The 2018 Ownership Order, including this extension of the Top-Four Prohibition, became effective March 18, 2024.
In the 2022 quadrennial review proceeding, the FCC is considering all aspects of its local ownership rules, including whether the rules in their current form remain necessary in the public interest.

National Television Ownership:
In contrast to radio, which has no national ownership limit, there is a national cap on television station ownership. Under this rule, no individual or entity may hold an attributable interest in commercial full power television stations located in markets which collectively contain more than 39% of the national television viewing audience. Additionally, because UHF stations (channels 14 through 51) historically had poorer coverage of their markets than VHF stations (channels 2 through 13), only half of the TV households in a station’s market are included for purposes of the national cap calculation where the individual or entity holds an interest in only UHF station(s) in that market (commonly referred to as the "UHF Discount"). On December 18, 2017, the FCC released a Notice of Proposed Rulemaking to examine the national ownership rule, including the UHF Discount. The rulemaking proceeding remains pending. We cannot predict the outcome of the rulemaking proceeding or the impact (if any) that changes adopted in that proceeding would have on our business.
Foreign Ownership:
Under the Communications Act, no FCC license may be held by a corporation if more than one-fifth of its capital stock is owned or voted by aliens or their representatives, a foreign government or representative thereof, or an entity organized under the laws of a foreign country (collectively, “Non-U.S. Persons”). Furthermore, the Communications Act provides that no FCC license may be granted to an entity directly or indirectly controlled by another entity of which more than one-fourth of its capital stock is owned or voted by Non-U.S. Persons if the FCC finds that the public interest will be served by the denial of such license grant. The FCC has adopted rules to simplify and streamline the process for requesting authority to exceed the 25% indirect foreign ownership limit in broadcast licensees and has revised the methodology that publicly traded broadcasters must use to assess their compliance with the foreign ownership restrictions. The foregoing restrictions on ownership by Non-U.S. Persons apply in modified form to other types of business organizations, including partnerships and limited liability companies. Our Amended and Restated Articles of Incorporation and Amended and Restated Code of By-Laws authorize the Board of Directors to prohibit such restricted alien ownership, voting or transfer of capital stock as would cause the Company to violate the Communications Act or FCC regulations.
Assignments and Transfers of Control
The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors, including compliance with the various rules limiting common ownership of broadcast licenses, the “character” of the assignor/transferor and of the assignee/transferee and those persons holding attributable interests therein and compliance with the Communications Act’s limitations on foreign ownership as well as other statutory and regulatory requirements. When evaluating an assignment or transfer of control application, the FCC is prohibited from considering whether the public interest might be served by an assignment of the broadcast license or transfer of control of the licensee to a party other than the assignee or transferee specified in the application.
Programming and Operations
The Communications Act requires broadcasters to serve the “public interest.” Beginning in the late 1970s, the FCC gradually relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. However, licensees are still required to present programming that is responsive to community problems, needs and interests, and specifically in the case of television stations, to meet the educational and informational needs of children. Stations are also required to maintain certain records demonstrating such responsiveness.
Federal law prohibits the broadcast of obscene material at any time and the broadcast of indecent material during specified time periods when children are more than likely to be in the audience. Federal law also imposes sponsorship identification (or “payola”) requirements, which mandate the disclosure of information concerning programming the airing of which is paid for by third parties. The company may receive letters of inquiry or other notifications concerning alleged violations of the FCC’s rules at its stations. We cannot predict the outcome of any complaint proceeding or investigation or the extent or nature of any future FCC enforcement action.
Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, equal employment opportunities, contest promotions, advertising in children’s programs, and technical operations, including limits on radio frequency radiation.
Failure to observe FCC rules and policies can result in the imposition of various sanctions, including monetary fines, the grant of “short-term” (less than the maximum term) license renewals or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

Additional Developments and Proposed Changes
The FCC has adopted rules implementing a low power FM (“LPFM”) service, and nearly 2000 such stations are currently licensed. In November 2007, the FCC adopted rules that, among other things, enhance LPFM’s interference protection from subsequently-authorized full-service FM stations. Congress then passed legislation eliminating certain minimum distance separation requirements between full-power FM and LPFM stations, thereby reducing the interference protection afforded to full-power FM stations. As required by the legislation, the FCC in January 2012 submitted a report to Congress indicating that the results of a statutorily mandated economic study indicated that, on the whole, LPFM stations do not currently have, and in the future are unlikely to have, a demonstrable economic impact on full-service commercial FM radio stations. The FCC has since modified its rules to permit the processing of additional LPFM applications and to implement the legislative requirements regarding interference protection, and has accepted applications seeking authority to construct or make major changes to LPFM facilities. Although to date there have been very few, if any, instances of LPFM stations interfering with full-power radio stations, we cannot predict whether any LPFM stations will actually interfere with the coverage of our radio stations in the future.
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
In order to broadcast musical compositions or to stream them over the Internet, we must pay royalties to copyright owners of musical compositions (typically, songwriters and publishers). These copyright owners often rely on organizations known as performing rights organizations, which negotiate licenses with copyright users for the public performance of their compositions, collect royalties, and distribute them to copyright owners. The four major performing rights organizations, from which the Company has licenses and to which we pay royalties, are the American Society of Composers, Authors, and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), SESAC, Inc., and Global Music Rights (“GMR”). These rates are set periodically, are often negotiated by organizations acting on behalf of broadcasters, and may increase in the future. It also is possible that songwriters or publishers may disassociate with these performing rights organizations, or that additional such organizations could emerge in the future. If a significant number of musical composition copyright owners move from the established performing rights organizations to performing rights organizations not operating under a consent decree, if new performing rights organizations form to license compositions that are not already licensed, or if the consent decrees between the U.S. Department of Justice (“DOJ”) and ASCAP/BMI are materially modified or eliminated, our royalty rates or negotiation costs could increase.
In order to stream music over the Internet, the Company must also obtain licenses and pay royalties to the owners of copyrights in sound recordings (typically, artists and record companies). These royalties are in addition to royalties for Internet streaming that must be paid to performing rights organizations.
Legislation also has regularly been introduced in Congress that would require the payment of performance royalties to artists, musicians, or record companies whose music is played on terrestrial broadcast stations, ending a long-standing copyright law exception. If enacted, such legislation could have an adverse impact on the cost to broadcast music programming.
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
•proposals to modify broadcasters’ public interest obligations; and
•proposals, including by states, to limit the tax deductibility of advertising expenses by advertisers, or restrict the nature or types of advertising that may be aired.
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
Risks Related to our Business
Our advertising revenues and results of operations could be negatively impacted by weak economic conditions and instability in financial markets.
We believe that advertising is a discretionary business expense, and spending on advertising tends to decline disproportionately during an economic recession or downturn compared to other types of business spending. Consequently, weakness in the United States economy generally has an adverse effect on our advertising revenue and, therefore, our results of operations.
In addition to general economic downturns, persistent inflationary pressures, higher interest rates, and shifts in consumer spending behavior have created uncertainty in the advertising market. Businesses facing rising costs of capital and tightened credit conditions may prioritize essential expenditures over advertising, leading to reduced ad budgets across multiple industries. Furthermore, supply chain disruptions and labor market volatility continue to impact corporate profitability, prompting companies to reassess discretionary spending, including advertising investments.
Even in the absence of a broad economic recession, an individual business sector—such as the automotive industry, retail, or technology—that traditionally allocates significant resources to advertising may be forced to scale back expenditures if that sector experiences a downturn. For example, the automotive industry has faced challenges due to fluctuating consumer demand, higher borrowing costs, and supply chain constraints, leading to reduced marketing budgets.
If a sector’s advertising spending represents a significant portion of our revenue, any reduction in its expenditures may negatively impact our financial performance. Additionally, the rise of alternative marketing channels, such as organic social media engagement and direct-to-consumer strategies, may further influence traditional advertising demand. As economic conditions evolve, we remain focused on adapting to market shifts, optimizing our advertising offerings, and maintaining financial resilience in a dynamic business environment.
We may lose audience share and advertising revenue to competing broadcast stations or other types of media.
The broadcasting industry is highly competitive. Our stations compete for audiences and advertising revenue with other stations and station groups, as well as with other media. Shifts in population, demographics, audience tastes, consumer use of technology and forms of media and other factors beyond our control could cause us to lose market share. Any adverse change in our stations’ markets, or adverse change in the relative market positions of our stations, could have a material adverse effect on our revenue or ratings, could require increased promotion or other expenses, and could adversely affect our revenue. Other broadcasting companies may enter the markets in which we operate or markets in which we may operate in the future. These companies may be larger and have more financial resources than we have. Our stations may not be able to maintain or increase their current audience ratings and advertising revenue in the face of such competition.
MediaCo expects to continue to routinely conduct market research to review the competitive position of our stations in their markets. If we determine that a station could improve its operating performance by serving a different demographic, we may change the format or programming of that station. Our competitors may respond to our actions by more aggressive promotions of their stations or by airing the format or programming we have dropped, limiting our options if we do not achieve expected results with our new format/programming.
From time to time, other stations may change their format or programming, a new station may adopt a format or programming to compete more directly with our stations for audiences and advertisers, or stations might engage in aggressive promotional campaigns. These tactics could result in lower ratings and advertising revenue or increased promotion and other expenses and, consequently, lower earnings and cash flow for us. Any failure by us to respond, or to respond as quickly as our competitors, could also have an adverse effect on our business and financial performance.
Because of the competitive factors we face, we cannot assure investors that we will be able to maintain or increase our current audience ratings and advertising revenue.

Our broadcast operations lack the scale of some of our competitors.
The Company operates two radio stations in New York, and is in the process of acquiring six radio and television stations in California and seven in Texas to which it currently provides programming and other services. Some of our competitors in these markets have larger clusters of radio and/or television stations than ours. Our competitors may be able to leverage their market share to extract a greater percentage of available advertising revenues in our markets and may be able to realize greater operating efficiencies by programming multiple stations in the same market. Also, where such groups air formats or programming targeting audiences substantially similar to ours the Company’s financial condition and results of operations could be materially and adversely affected by such additional content competition by our competitors.
Our inability to successfully affiliate with radio, television, and other third-party content distributors, or to convert any acquired radio and television stations to our programming/formats could have an adverse effect on our business, financial condition or results of operations.
As an owner of program networks and provider of both video and audio programming, our success is dependent on establishing affiliations or similar programming arrangements with third-party station operators and other parties to broadly distribute our programming, as well as to maximize the distribution of our content over our own existing stations and stations we acquire. The inability to create new affiliation or similar programming arrangements with third party distributors, as well as the inability to successfully convert our currently owned or subsequently acquired stations to distribute our program content could adversely impact our business and financial performance.
The loss of affiliation agreements, renewal on less favorable terms or unfavorable interpretations thereof could have an adverse effect on our business, financial condition or results of operations.
Our networks provide affiliated stations and other distributors regularly scheduled programming in exchange for airing network commercials during that programming and payment of reverse compensation. The loss of such affiliation agreements could adversely affect our results of operations by reducing the reach of our programming and therefore our attractiveness to advertisers. Additionally, renewal of these affiliation agreements on less favorable terms may adversely affect our results of operations.
Consolidation among station group owners could increase their negotiating leverage. Competitive pressures faced by Multichannel Video Programming Distributors (“MVPDs”), particularly in light of evolving consumer consumption patterns and new distribution models, could adversely affect the terms of our programming renewals with MVPDs. In addition, MVPDs continue to develop alternative offerings and to the extent these offerings do not include our content and become widely accepted in lieu of traditional offerings, we could experience a decline in affiliate revenues.
We may fail to realize any benefits and incur unanticipated losses related to any acquisition.
The success of any strategic acquisition depends, in part, on our ability to successfully combine the acquired business and assets with our business and our ability to successfully manage the assets so acquired. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers and employees or to achieve the anticipated benefits of an acquisition. Successful integration may also be hampered by any differences between the operations and corporate culture of the two organizations. Additionally, general market and economic conditions may inhibit our successful integration of any business. If we experience difficulties with the integration process, the anticipated benefits of an acquisition may not be realized fully, or at all, or may take longer to realize than expected. Finally, any cost savings that are realized may be offset by losses in revenues from the acquired business, any assets or operations disposed of in connection therewith or otherwise, or charges to earnings in connection with such acquisitions.
Summer Jam is highly sensitive to public tastes and is dependent on our ability to secure popular artists, and our ticketing revenue can be impacted by changes in consumer preferences.
Our business is highly sensitive to rapidly changing public tastes and is dependent on the availability of popular artists. Summer Jam depends in part on our ability to anticipate the tastes of consumers and to offer events that appeal to them. Since we rely on unrelated parties to create and perform at live music events, any unwillingness or lack of availability of popular artists could limit our ability to generate revenue. In particular, there are a limited number of artists that can headline or who can sell out larger venues, which we rent. Accordingly, our ticket sales success depends, in part, upon the ability of these third parties to correctly anticipate public demand for particular events, as well as the availability of popular artists, entertainers and teams.
In addition, artists are booked four to eight months in advance of the beginning of the tour and we often agree to pay an artist a fixed guaranteed amount prior to our receiving any revenue. Therefore, if the public is not receptive, or an artist cancels, we may incur a loss depending on the amount of the fixed guarantee or incurred costs relative to any revenue earned, as well as revenue we could have earned at booked venues. Furthermore, consumer preferences change from time to time, and our failure to anticipate, identify or react to these changes could result in reduced demand for our events, which would adversely affect our business, financial condition and results of operations.

We are a “controlled company” within the meaning of the Nasdaq listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Investors in our Class A common stock will not have the same protections afforded to shareholders of companies that are subject to such requirements.
As of December 31, 2024, SG Broadcasting controlled approximately 56.7% of the outstanding voting interests of MediaCo through its ownership of MediaCo Class B common stock. Because of the voting power of SG Broadcasting, we are considered a “controlled company” for purposes of Nasdaq requirements. As such, we are exempt from certain corporate governance requirements of Nasdaq, including the requirements that:
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
We must respond to the rapid changes in technology, services and standards that characterize the broadcasting industry in order to remain competitive, and changes in technology may increase the risk of material intellectual property infringement claims.
The broadcasting industry is subject to rapid technological changes, evolving industry standards and the emergence of competition from new technologies and services. We cannot assure that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Various media technologies and services that have been developed or introduced include:
•satellite-delivered program services, which have resulted in subscriber-based satellite services with numerous niche formats;
•audio and video programming by cable systems, direct-broadcast satellite systems, Internet streaming providers and other digital formats, including podcasts;
•personal digital audio devices;
•HD Radio®, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and
•low-power FM radio, which could result in additional FM radio broadcast outlets.
New media has resulted in fragmentation in the audio and video advertising markets, but we cannot predict the impact that additional competition arising from new technologies may have on the broadcasting industry or on our financial condition and results of operations.
A number of automakers are introducing more advanced, interactive dashboard technology including the introduction of technologies like Apple CarPlay and Google Android Auto that enable vehicle entertainment systems to more easily interface with a consumer’s smartphone and include alternative audio entertainment options.
Programmatic buying, which enables an advertiser to purchase advertising inventory through an exchange or other service and bypass the traditional personal sales relationship, has become widely adopted in the purchase of digital advertising and is an emerging trend in the broadcast industry. We cannot predict the impact programmatic buying may have on the industry or our financial condition and results of operations.
Additionally, technological advancements in the operation of broadcast stations and related businesses have increased the number of patent and other intellectual property infringement claims brought against broadcasters. While MediaCo has not historically been subject to material patent and other intellectual property claims and takes certain steps to limit the likelihood of, and exposure to, such claims, no assurance can be given that material claims will not be asserted in the future. Alternative or new technologies, including artificial intelligence technologies, may be developed that provide services superior to those available from us, which may adversely affect our business. Failure to provide these services or to upgrade to new technologies on a timely basis and at an acceptable cost, or to secure any necessary regulatory approvals to roll out such new technologies on a timely basis, all could have a material adverse effect on our ability to compete with carriers in our markets and may expose us to additional risks. For example, failure to implement the right artificial intelligence technologies could lead to poor customer experience or brand damage. Any problems with our implementation or use of artificial intelligence or other technological advancements could also negatively impact our business or results of our operations.

Our business depends heavily on maintaining our FCC licenses. We could be prevented from operating a station if we fail to maintain its licenses.
The broadcasting industry is subject to extensive and changing regulation. The Communications Act and FCC rules and policies require FCC approval for transfers of control and assignments of FCC licenses. The filing of petitions or complaints against FCC licensees could result in the FCC delaying the grant of, or refusing to grant, its consent to the renewal, assignment, or transfer of control of licenses. In certain circumstances, the Communications Act and FCC rules and policies will operate to impose limitations on foreign ownership and voting of our common stock. There can be no assurance that there will not be changes in the current regulatory scheme, imposition of additional regulations, or the creation of new regulatory bodies, which changes could restrict or curtail our ability to acquire, operate and dispose of stations or, in general, to compete profitably with other operators of media properties.
Each of our stations operates pursuant to one or more licenses issued by the FCC. Under FCC rules, broadcast licenses are normally granted for a term of eight years. Our most recent broadcast license renewal applications were granted for such a term. While we are not aware of facts or circumstances that would prevent us from having our current licenses renewed in the future, third parties could challenge our renewal applications and there can be no assurance that the licenses will be renewed or that renewals will not include conditions or qualifications that could adversely affect our business and operations. Failure to obtain the renewal of any of our broadcast licenses would likely have a material adverse effect on our business and operations. In addition, if we or any of our officers, directors or significant shareholders materially violates the FCC’s rules and regulations or the Communications Act, is convicted of a felony or is found to have engaged in unlawful anticompetitive conduct or fraud upon a government agency, the FCC may, in response to a petition from a third party or on its own initiative, commence a proceeding to impose sanctions upon us which could involve the imposition of monetary fines, the revocation of our broadcast licenses or other sanctions.
We must purchase television programming in advance of knowing whether a particular show will be popular enough for us to recoup our costs.
One of our most significant costs is the purchase of television programming. If a particular program is not sufficiently popular among audiences in relation to the cost we pay for such program, we may not be able to sell enough related advertising time for us to recover the costs we pay to broadcast the program. We also must usually purchase programming several years in advance, and we may have to commit to purchase more than one year’s worth of programming, resulting in the incurrence of significant costs in advance of our receipt of any related revenue. We may also replace programs that are performing poorly before we have recaptured any significant portion of the costs we incurred in obtaining such programming or fully expensed the costs for financial reporting purposes. Any of these factors could reduce our revenues, result in the incurrence of impairment charges, or otherwise cause our costs to escalate relative to revenues.
We disseminate large amounts of content to the public. An ill-conceived or mistimed on-air statement or social media post could have a material adverse effect on our business.
The FCC’s rules prohibit the broadcast of obscene material at any time and prohibit broadcasting indecent material between the hours of 6 a.m. and 10 p.m. local time. Broadcasters face the risk of being found to have violated the prohibition on the broadcast of indecent material because of the FCC’s broad definition of such material, coupled with the spontaneity of live programming.
Congress has dramatically increased the penalties for broadcasting obscene, indecent or profane programming and broadcasters can potentially face license revocation or non-renewal in the event that they broadcast such material (in the case of indecency, when such material is broadcast outside the permitted window). In addition, the FCC’s heightened focus on indecency, against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast station licenses. As a result of these developments, we have implemented certain measures that are designed to reduce the risk of broadcasting indecent material that would violate the FCC’s rules. These and other future modifications to our programming in an effort to reduce the risk of indecency violations could have an adverse effect on our competitive position.
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
Our business creates content for our target audiences. Our business relies on an alignment between our brands and our audience taste and preferences through the distribution of content over-the-air and digitally. If the alignment between our brands and our audience shifts, then we might experience a shift in advertising revenue and categories.

Changes in current Federal regulations could adversely affect our business operations.
Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies that could, directly or indirectly, affect the profitability of our broadcast stations or our ability to acquire additional stations. In particular, Congress is considering a revocation of radio's exemption from paying royalties to performing artists for broadcast of their recordings (stations already pay a royalty to songwriters). A requirement to pay additional royalties could have a material and adverse effect on our financial condition and results of operations.
Our business strategy and our ability to operate profitably depend on the continued services of our key employees, the loss of whom could have a material adverse effect on our business.
Our success depends in large part upon the leadership and performance of our media management teams and other key personnel. Operating as an independent public company demands a significant amount of time and effort from our management and other personnel and may give rise to increased turnover. If we lose the services of members of our management team or other key personnel, we may not be able to successfully manage our business or achieve our business objectives.
We need to continue to attract and retain qualified key personnel in a highly competitive environment. Our ability to attract, recruit and retain such talent will depend on a number of factors, including the hiring practices of our competitors, the performance of our developing business programs, our compensation and benefits, and economic conditions affecting our industry generally. Our media personnel includes several on-air personalities and hosts of syndicated programs with large and loyal audiences in their respective broadcast areas. These on-air personalities are sometimes significantly responsible for the ranking of a station and, thus, the ability of the station to sell advertising. Such on-air personalities or other key individuals may not remain with our stations and we may not retain their audiences, which could affect our competitive position. If we cannot effectively hire and retain qualified employees, our business, prospects, financial condition and results of operations could suffer.
Impairment losses related to our intangible assets could reduce our earnings in the future.
As of December 31, 2024, our intangible assets comprised 64% of our total assets. We did not record any impairment charges during the years ended December 31, 2024 and 2023. However, if events occur or circumstances change, the fair value of our intangible assets might fall below the amount reflected on our balance sheet, and we may be required to recognize impairment charges in our statement of operations, which may be material, in future periods.
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
Similarly, hurricanes, floods, tornadoes, earthquakes, wildfires and other natural disasters can have a material adverse effect on our operations in any given market. While we generally carry insurance covering such catastrophes, we cannot be sure that the proceeds from such insurance will be sufficient to offset the costs of rebuilding or repairing our property or the lost income.

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
We and our business partners maintain significant amounts of data electronically in various locations. This data relates to all aspects of our business, including certain customer, consumer, supplier, partner and employee data. We maintain systems and processes designed to protect this data, but notwithstanding such protective measures, there is a risk of intrusion, cyber-attacks or tampering that could compromise the integrity and privacy of this data. In addition, we provide confidential and proprietary information to our third-party business partners in certain cases where doing so is necessary to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data, and where applicable, that they will take steps to assure the protection of such data by third parties, nonetheless those partners may also be subject to data intrusion or otherwise compromise the protection of such data. Any compromise of the confidential data of our customers, consumers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our information technology systems or other means could substantially disrupt our operations, harm our customers, consumers, employees and other business partners, damage our reputation, violate applicable laws and regulations, and could have a material adverse effect on our financial condition and results of operations.
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
Certain acquisitions, such as radio and television stations, are subject to the approval of the FCC and potentially, other regulatory authorities, such as the DOJ. The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions and potentially require us to divest certain stations or businesses if the FCC or other regulatory authority believes that a proposed acquisition would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations or other regulations. There can be no assurance that future acquisitions will be approved by the FCC or other regulatory authorities, or that a requirement to divest existing stations or businesses will not have an adverse outcome on the transaction.

Future acquisitions or investments, or similar strategic transactions, could involve unknown risks that could harm our business and adversely affect our financial condition.
We may make acquisitions, or engage in other similar strategic transactions, in a variety of industries and market sectors including but not limited to the media industry. Future acquisitions that we consummate will involve unknown risks, some of which will be particular to the industry in which the acquisition target operates. We may be unable to adequately address the financial, legal and operational risks raised by such acquisitions, especially if we are unfamiliar with the industry in which we invest. The realization of any unknown risks could prevent or limit us from realizing the projected benefits of the acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition and results of operations will be subject to the specific risks applicable to any company in which we invest.
The FCC’s ownership restrictions limit our ability to own and operate multiple television or radio stations.
The FCC’s ownership rules generally prohibit us from acquiring an “attributable interest” in television stations located in markets containing more than 39% of the nation’s television households (as calculated by the FCC, including through application of the 50% “UHF Discount” for UHF television stations), and in two television stations located in the same market unless the stations’ signal contours do not overlap or at least one of the stations is not ranked among the top-four stations in the market (the “top-four” prohibition).
In December 2023, the FCC adopted two modifications to the top-four prohibition that make it more restrictive. These rule changes took effect in March 2024. First, the FCC extended the top-four prohibition to include low power television (“LPTV”) stations and multicast streams. As a result of this change, a top-four television station licensee is prohibited from acquiring the network-affiliation of another top-four station in its market and then placing that programming on one of its own multicast streams or on a commonly owned LPTV station in that market. Existing combinations are grandfathered, but may not be transferred or assigned unless the FCC makes a case-by-case ruling that transfer or assignment of the combination is in the public interest. Second, the FCC modified its methodology for determining a station’s audience share for purposes of the top-four prohibition (and failing station waiver requests) to (i) consider audience share data over a 12-month period immediately preceding the date the application is filed, (ii) expanding the relevant daypart for audience share data, and (iii) requiring the inclusion of audience share data for all free-to-consumer, non-simulcast multicast streams when making the top-four calculation.
With regard to radio, the FCC’s local radio ownership rule limits the number of commercial radio stations in a radio market in which a person or entity may hold an attributable interest based on the number of radio stations in that market:
•if the market has 45 or more radio stations, one entity may hold an attributable interest in up to eight stations, not more than five of which may be in the same service (AM or FM);
•if the market has between 30 and 44 radio stations, one entity may may hold an attributable interest in up to seven stations, not more than four of which may be in the same service;
•if the market has between 15 and 29 radio stations, one entity may may hold an attributable interest in up to six stations, not more than four of which may be in the same service; and
•if the market has 14 or fewer radio stations, one entity may may hold an attributable interest in up to five stations, not more than three of which may be in the same service; however one entity may not hold an attributable interest in more than 50% of the stations in the market.
Because the FCC reviews applications for assignment or transfer of control of a broadcast station license to determine whether the proposed transaction complies with its rules and is in the public interest, each proposed broadcast transaction must comply with the above ownership restrictions (or obtain a waiver of them) and demonstrate that approval of the transaction is in the public interest. As a result, we cannot predict whether the FCC will approve a proposed transaction, and our ability to expand through additional station acquisitions or through agreements that create attributable interests in non-owned stations may be constrained.
We have engaged in restructuring activities in the past and may implement further restructurings in the future and our restructuring efforts may not be successful or generate expected cost savings.
We actively seek to adapt our cost structure to the changing economics of the industry and to take advantage of the investments we have made in new technologies to build an operating infrastructure that provides better quality and newer products and delivers new cost efficiencies. There can be no assurance that we will be successful in upgrading our systems and processes effectively or on the timetable and at the costs contemplated, or that we will achieve the expected long-term cost savings.
We may implement further restructuring activities, make additions, reductions or other changes to our management or workforce based on other cost reduction measures or changes in the markets and industry in which we compete. Restructuring activities can create unanticipated consequences and negative impacts on the business, and we cannot be sure that any ongoing or future restructuring efforts will be successful or generate expected cost savings.

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
Our First Lien Term Loan and Second Lien Term Loan require monthly interest payments during the term of such indebtedness. Our ability to make payments on indebtedness and to fund capital expenditures will depend on our ability to generate cash in the future. This ability to generate cash, to a certain extent, will be subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our businesses might not generate sufficient cash flow from operations. We might not be able to complete future offerings, and future borrowings might not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
Risks Related to our Common Stock:
SG Broadcasting possesses significant voting interest with respect to our outstanding common stock, which limits the influence on corporate matters by a holder of MediaCo Class A common stock.
As of December 31, 2024, SG Broadcasting held approximately 96.1% of the voting interests of our outstanding common stock on a fully diluted basis. Accordingly, SG Broadcasting has the ability to significantly influence our management and affairs through the election and removal of our board of directors and all other matters requiring shareholder approval unless a separate vote of the MediaCo Class A common stock is required by our articles of incorporation or Indiana law, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated voting interest could also discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control limits the practical effect of the influence by holders of MediaCo Class A common stock over our business and affairs, through any shareholder vote or otherwise. Accordingly, the effects of any of the above could depress the price of MediaCo Class A common stock.
Standard General’s interests may conflict with those of other shareholders.
SG Broadcasting, a company wholly owned by funds managed by Standard General, beneficially owns shares representing approximately 96.1% of the outstanding combined voting power of all classes of our common stock. Therefore, SG Broadcasting is in a position to exercise substantial influence over the outcome of most matters submitted to a vote of our shareholders, including the election of a majority of our directors, the determination to engage in a merger, acquisition or disposition of a material amount of assets, or otherwise.
MediaCo Class A common stock may cease to be listed on Nasdaq.
MediaCo’s Class A common stock is listed on Nasdaq under the ticker symbol “MDIA”. We may not be able to meet the continued listing requirements of Nasdaq, which require, among other things, a minimum closing price of MediaCo Class A common stock, a minimum market capitalization and minimum shareholders' equity. If we are unable to satisfy the requirements of Nasdaq for continued listing, MediaCo Class A common stock would be subject to delisting from that market, and we might or might not be eligible to list our shares on another market. Such delisting could negatively impact us by, among other things, reducing the liquidity and market price of our Class A common stock.
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
We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies will make our common stock less attractive to investors.
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
We could be an emerging growth company until December 31, 2025. When we cease to be an emerging growth company, we could be required to incur additional professional fees and internal costs related to any heightened disclosure.
However, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, if our revenues remain less than $100.0 million, and reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K as well as our periodic reports and proxy statements.
We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million as of the prior June 30 and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of the prior June 30. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements not being prevented or detected, which could affect investor confidence in the accuracy and completeness of our financial statements and could negatively impact our stock price and financial condition.
As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act. The Company is an emerging growth company and may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies. As an emerging growth company, the Company is not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. Management is required to make an annual assessment of internal controls over financial reporting pursuant to Section 404(a), including the disclosure of any material weaknesses identified by management in internal control over financial reporting.
As described in Part II, Item 9A — “Controls and Procedures”, management has identified a material weakness in the Company's internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
The Company has developed a remediation plan to address the identified material weakness. If the Company’s remediation efforts are insufficient or if additional material weaknesses in internal control over financial reporting are discovered or occur in the future, the Company's consolidated financial statements may contain material misstatements and it could be required to revise or restate its financial results, which could materially and adversely affect the Company’s business, results of operations and financial condition, restrict its ability to access the capital markets, require it to expend significant resources to correct the material weaknesses, subject it to fines, penalties, or judgments, harm its reputation, or otherwise cause a decline in investor confidence.
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
Our management team is involved in assessing and managing the Company’s material risks from cybersecurity threats, including by hiring appropriate personnel, considering cybersecurity risk in our enterprise risk management strategy, helping prepare for cybersecurity incidents, and participating in the cybersecurity incident response and remediation process for incidents escalated to it including determining materiality. Our management that is involved in these processes includes our Chief Technology Officer, Chief Financial Officer and General Counsel. Our Senior Vice President of Information Technology and Infrastructure brings over 25 years of expertise in media, information security, technology risk management, spearheading our cybersecurity program. In close collaboration with the senior executive team, IT leadership is responsible for ensuring compliance, addressing identified risks, and driving comprehensive employee training initiatives. Management also escalates, as appropriate, reports relating to cybersecurity incidents or threats to our Board or to its Audit Committee.
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
ITEM 2. PROPERTIES.
The types of properties required to support our radio stations include offices, studios and transmitter/antenna sites. We lease the majority of our studio and office spaces. Our studios and principal executive offices are housed within offices in Burbank, CA and Manhattan, NY. We lease our studios and offices in Burbank, CA, under a Master Lease Agreement that expires in October 2039. We lease our studios and offices in Manhattan, NY, under an agreement that also expires in October 2039. In addition we own or lease other, smaller properties used for studios and transmitter and antenna sites.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information for our Common Stock
MediaCo’s Class A common stock is quoted on the Nasdaq Capital Market under the symbol MDIA. There is no established public trading market for MediaCo’s Class B common stock or Series A convertible preferred stock.
Holders
At March 21, 2025, there were 218 shareholders of record of the Class A common stock, and there was one shareholder of record of the Class B common stock. These figures do not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Dividends
MediaCo currently intends to retain future earnings for use in its business and has no plans to pay any dividends on shares of its common stock in the foreseeable future.
Share Repurchases
The following table provides information relating to the shares of Class A common stock we purchased during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2024 – October 31, 2024	—	$—	—	$1,000,029
November 1, 2024 – November 30, 2024	—	$—	—	$1,000,029
December 1, 2024 – December 31, 2024	—	$—	—	$1,000,029
Total	—	$—	—
ITEM 6. [RESERVED]
None.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
GENERAL
The following discussion pertains to MediaCo Holding Inc. and its subsidiaries (collectively, “MediaCo” or the “Company”).
On December 9, 2022, Fairway Outdoor LLC, FMG Kentucky, LLC and FMG Valdosta, LLC (collectively, “Fairway”), all of which are wholly owned direct and indirect subsidiaries of MediaCo, entered into an asset purchase agreement with The Lamar Company, L.L.C., a Louisiana limited liability company, pursuant to which we sold our Fairway outdoor advertising business to The Lamar Company, L.L.C. The transactions contemplated by the asset purchase agreement closed as of the date of the agreement.
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

We own and operate two radio stations located in New York City, which serve the New York City demographic market area that primarily target Black, Hispanic, and multi-cultural consumers and as a result of the Estrella Acquisition, Estrella’s network, content, digital, and commercial operations, including network affiliation and program supply agreements with Estrella for its 11 radio stations serving Los Angeles, CA, Houston, TX, and Dallas, TX and nine television stations serving Los Angeles, CA, Houston, TX, Denver, CO, New York, NY, Chicago, IL and Miami, FL. Among the Estrella brands that joined MediaCo are the EstrellaTV network, its influential linear and digital video content business, Estrella’s expansive digital channels, including its eight free ad-supported television (“FAST”) channels - EstrellaTV, Estrella News, Cine EstrellaTV, Estrella Games, EstrellaTV Mexico, Curiosity Explora, Curiosity Motores, and Curiosity Animales. See Note 4 — Business Combinations in our consolidated financial statements included elsewhere in this report for additional information on the Estrella Acquisition.
We derive our revenues primarily from radio, television and digital advertising sales, but we also generate revenues from events, including sponsorships and ticket sales, licensing, and syndication. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales are the primary component of our consolidated revenues. These rates are in large part based on our stations’ ability to attract audiences in demographic groups targeted by their advertisers. The Nielsen Company generally measures radio station ratings weekly for markets measured by the Portable People Meter™ as well as providing television programming ratings services for the EstrellaTV network and the Estrella variable interest entity (“VIE”) local television stations. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research, advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
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
The following table summarizes the sources of our revenues for the years ended December 31, 2024 and 2023. The category “Other” includes, among other items, revenues related to network revenues and barter.

	Year ended December 31,
	2024		2023
Net revenues:
Spot Radio & TV Advertising	$61,158	64.0%	$18,650	57.6%
Digital	20,291	21.2%	3,677	11.4%
Syndication	2,918	3.1%	2,427	7.5%
Events and Sponsorships	3,617	3.8%	5,766	17.8%
Other	7,588	7.9%	1,871	5.8%
Total net revenues	$95,571		$32,391
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
KNOWN TRENDS AND UNCERTAINTIES
The U.S. traditional radio and television broadcasting industries are mature industries and their growth rates have stalled. Management believes this is principally the result of two factors: (i) new media, such as various media distributed via the Internet, telecommunication companies and cable interconnects, as well as social networks, have gained advertising share against radio, television and other traditional media and created a proliferation of advertising inventory and (ii) the fragmentation of the radio and television audiences and time spent listening and viewing caused by satellite radio, audio and video streaming services, and podcasts has led some investors and advertisers to conclude that the effectiveness of broadcast advertising has diminished.
Our network and stations have aggressively worked to harness the power of broadband and mobile media distribution in the development of emerging business opportunities by capitalizing on the rapidly growing FAST marketplace through several operated channels, creating highly interactive direct-to-consumer (“D2C”) apps and websites with content that engages our audience and harnessing the power of digital video on our D2C platforms, YouTube, and connected TV publishers, vMVPDs and OEMs.

As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. We also regularly review our portfolio of assets and may opportunistically dispose of or otherwise monetize assets when we believe it is appropriate to do so. As part of the Estrella Acquisition integration, in the twelve months ended December 31, 2024, we developed a plan to close and relocate certain studio and marketing operations. In fulfilling this plan, we incurred involuntary termination costs of $1.4 million in the twelve months ended December 31, 2024, included in operating expenses excluding depreciation and amortization on our consolidated statements of operations included elsewhere in this report.
MediaCo has been impacted by the rising interest rate environment in the financial markets, driving the interest accrued and paid on the Emmis Convertible Promissory Note to increase prior to its maturity in November 2024 as well as providing uncertainty on our First Lien Term Loan and Second Lien Term Loan, which have variable interest rates. Although the Federal Reserve has cut its benchmark rate several times in 2024 it has indicated a slower pace of rate reductions in 2025 due to persistent inflationary pressures. While the Federal Reserve has signaled a bias toward eventually lowering rates further it has also indicated that additional rate increases in the future may be necessary if inflation remains elevated, and there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate, or that it will reduce the current rate, in the future.
CRITICAL ACCOUNTING ESTIMATES
Critical accounting policies are defined as those that encompass significant judgments and uncertainties, and potentially derive materially different results under different assumptions and conditions. We believe that our critical accounting policies are those described below.
FCC Licenses
As of December 31, 2024, we have recorded approximately $166.0 million for FCC licenses, which represents approximately 51% of our total assets. We would not be able to operate our TV and radio stations without the related FCC license for each property. FCC broadcast licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, each of our FCC licenses has been renewed at the end of its respective period, and we expect that each FCC license will continue to be renewed in the future. We consider our FCC licenses to be indefinite-lived intangibles.
We do not amortize indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired. However, the Company has applied the provisions of Accounting Standards Codification (“ASC”) 350-30 to certain of its broadcast licenses, which states that separately recorded indefinite-lived intangible assets should be combined into a single unit of account for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. The Company aggregates broadcast licenses for impairment testing if their signals are simulcast and/or are operating as one revenue-producing asset.
For the years ended December 31, 2024 and 2023, we completed our annual impairment tests on October 1 of each year and will continue to perform our assessments on this date in future years.
Fair value of our FCC licenses is estimated to be the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine the fair value of our FCC licenses, the Company uses the income approach methods when it performs its impairment tests. Under the income method, the Company projects cash flows that would be generated by its unit of accounting assuming the unit of accounting was commencing operations in its respective market at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC license. The Company assumes the competitive situation that exists in the unit of accounting’s market remains unchanged, with the exception that the unit of accounting commenced operations at the beginning of the valuation period. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license. Major assumptions involved in this analysis include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share and discount rate. Each of these assumptions may change in the future based upon changes in general economic conditions, audience behavior, consummated transactions, and numerous other variables that may be beyond our control. The projections incorporated into our license valuations take then current economic conditions into consideration.
The Company performed a qualitative assessment of impairment as of October 1, 2024 for the FCC licenses associated with the Estrella Acquisition and determined that there were no material changes to any of the factors considered in the April 2024 valuation that would trigger an impairment charge.

Below are some of the key assumptions used in our income method annual impairment assessments. Long-term growth rates in the New York market in which we operate are based on recent industry trends and our expectations for the market going forward.

	October 1, 2024	October 1, 2023
Discount Rate	12.5%	12.7%
Long-term Revenue Growth Rate	0.5%	0.5%
Mature Market Share	11.3%	10.8%
Operating Profit Margin	23.2-29.2%	22.9-29.0%
Acquisitions and Fair Value
We account for the assets acquired and liabilities assumed in an acquisition based on their respective fair values as of the acquisition date. The excess of the fair value of the consideration transferred over the fair value of the acquired net assets, when applicable, is recorded as goodwill.
The judgments made in determining estimated fair values assigned to assets acquired, liabilities assumed, and consideration transferred in a business combination, as well as estimated asset lives, can materially affect our consolidated financial statements. The fair values of intangible assets are determined using information available at the acquisition date based on expectations and assumptions that are deemed reasonable by management. These fair value estimates require significant judgment with respect to expected future revenue and cash flows, expected future growth rates, and estimated discount rates. Such estimates and assumptions are determined based upon our business plans, general economic conditions, audience behavior, and numerous other variables. Depending on the facts and circumstances, we may deem it necessary to engage an independent valuation expert to assist in valuing significant assets and liabilities.
Impairment of Indefinite-lived and Long-lived Assets
We review the carrying value of long-lived assets (both intangible and tangible) for potential impairment on a periodic basis and whenever events or changes in circumstances indicate the carrying value of an asset (or asset group) may not be recoverable. We identify impairment for goodwill by comparing the fair value to its carrying value using both a market approach and income approach. The fair value under the market approach is determined by multiplying the cash flows of the reporting unit by an estimated market multiple. The income approach is performed using a discounted cash flow method to determine the fair value of each reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the Company will recognize an impairment charge equal to the difference in the statement of operations.
We identify impairment for long-lived assets by comparing the projected undiscounted cash flows to be generated by the asset (or asset group) to its carrying value. If an impairment is identified, a loss is recorded that is equal to the excess of the asset's carrying value over its fair value generally utilizing a discounted cash flow analysis, and the cost basis is adjusted.
Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually and when certain impairment indicators are present. We have historically performed our annual goodwill impairment assessment as of October 1 each year and will continue to perform our goodwill and indefinite-lived intangible asset assessments on this date in future years.
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

RESULTS OF OPERATIONS
Executive Summary
The following discussion and analysis of the financial condition and results of operations of MediaCo Holding Inc. and its consolidated subsidiaries should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere herein.
The key developments in our business for the year ended December 31, 2024 are summarized below:
•On April 17, 2024, MediaCo consummated the Estrella Acquisition, pursuant to which it purchased substantially all of the assets of Estrella, other than the Estrella Broadcast Assets, and assumed substantially all of the liabilities of Estrella and its subsidiaries.
•The Company determined that the Estrella entities holding the Estrella Broadcast Assets (the “Estrella VIE”) are a VIE in which the Company holds a controlling financial interest. The Estrella VIE is consolidated in the Company’s consolidated financial statements from April 17, 2024 onwards.
•The Estrella Acquisition significantly expanded MediaCo’s national footprint and diversified its content portfolio, establishing the Company as a leading multi-platform media network serving U.S. Hispanic audiences.
•Net Revenue of $95.6 million increased $63.2 million, or 195%, during 2024 compared to Net Revenue of $32.4 million in 2023.
•Digital and streaming initiatives saw meaningful growth, with revenue from digital platforms increasing 452% year-over-year, supported by expanded over-the-top distribution and social monetization.
•Operating loss of $28.2 million increased $21.4 million, or 316%, during 2024 compared to Operating loss of $6.8 million in 2023.
•Net loss of $1.3 million decreased $6.1 million, or 82%, during 2024 compared to Net loss of $7.4 million in 2023.
•Cash flows used in operating activities of $19.9 million increased $14.3 million, or 257%, during 2024 compared to 2023.
•Adjusted EBITDA for 2024 was $(2.2) million, remaining relatively consistent with Adjusted EBITDA of $(2.2) million in 2023.
•Integration of Estrella operations progressed in line with expectations, with initial cost synergies realized in the second half of 2024 and further efficiencies anticipated in 2025.

Consolidated Operating Data
The following table sets forth a summary of the Company’s continuing operations for the years ended December 31, and each component of operating expense as a percentage of net revenue:

	2024		2023
(Dollars in thousands)	Amount	%	Amount	%
NET REVENUES	$95,571	100	$32,391	100
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	106,650	112	32,633	101
Corporate expenses	11,859	12	5,451	17
Depreciation and amortization	5,258	6	568	2
Loss on disposal of assets	10	—	526	2
Total operating expenses	123,777		39,178
OPERATING LOSS	$(28,206)		$(6,787)

Year ended December 31, 2024 compared to year ended December 31, 2023
The following discussion refers to the Company’s continuing operations. See Note 2 — Discontinued Operations in our consolidated financial statements included elsewhere in this report for additional information.

	Year ended December 31,		Change
(Dollars in thousands)	2024	2023	$	%
NET REVENUES	$95,571	$32,391	63,180	195
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	106,650	32,633	74,017	227
Corporate expenses	11,859	5,451	6,408	118
Depreciation and amortization	5,258	568	4,690	826
Loss on disposal of assets	10	526	(516)	(98)
Total operating expenses	123,777	39,178	84,599	216
OPERATING LOSS	(28,206)	(6,787)	(21,419)	316
OTHER INCOME (EXPENSE):
Interest expense, net	(11,137)	(426)	(10,711)	2,514
Change in fair value of warrant shares liability	38,360	—	38,360	N/A
Other income	2	100	(98)	(98)
Total other (income) expense	27,225	(326)	27,551	(8,451)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(982)	(7,113)	6,131	(86)
PROVISION FOR INCOME TAXES	320	308	12	4
NET LOSS FROM CONTINUING OPERATIONS	$(1,302)	$(7,421)	6,119	(82)
Net revenues:
Net revenues increased during the year ended December 31, 2024 primarily due to the Estrella Acquisition in April 2024, and to a lesser extent stronger political and telecommunications spend. This increase was partially offset by weaker sales for our annual Summer Jam concert as well as lower spend in the media, retail and beverages categories.
Operating expenses excluding depreciation and amortization expense:
Operating expenses excluding depreciation and amortization expense increased during the year ended December 31, 2024 primarily due to the Estrella Acquisition and to a lesser degree to increased information technology costs. These increases were partially offset by lower production costs for our annual Summer Jam concert, lower lease costs as our new office lease commenced in February 2023 and the prior office lease did not terminate until the third quarter of 2023, lower employee costs and lower professional service fees.

Corporate expenses:
The increase in corporate expenses for the year ended December 31, 2024 was primarily due to higher professional service fees driven by work related to the Estrella Acquisition, the debt amendment and other corporate matters, partially offset by lower salary and stock based compensation expenses.
Depreciation and amortization:
Depreciation and amortization expense increased during the year ended December 31, 2024 primarily related to the Estrella Acquisition. Depreciation and amortization expenses, excluding those related to the Estrella Acquisition, remained relatively flat due to certain assets becoming fully depreciated in the prior year offset by new assets placed into service in 2024.
Loss on disposal of assets:
The decrease in loss on disposal of assets for year ended December 31, 2024 was primarily due to the disposal of certain intangible assets in 2023 related to our websites and a generator at our prior location upon the move to our new location for our radio operations and corporate offices in the current year, while there were minimal disposals in 2024.
Operating loss:
See “Net revenues,” “Operating expenses excluding depreciation and amortization,” “Corporate expenses,” “Depreciation and amortization,” and “Loss on disposal of assets” above.
Interest expense, net:
Interest expense increased during the year ended December 31, 2024 due to the additional long-term debt related to the Estrella Acquisition.
Change in fair value of warrant shares liability:
The change in fair value of warrant shares liability primarily relates to the decrease in MediaCo’s share prices from $2.50 at the initial recognition of the warrant shares liability to $1.14 as of December 31, 2024.
Other income:
Other income decreased during the year ended December 31, 2024 compared to the prior year as income from the transaction services agreement (“TSA”) related to the Fairway sale recorded in the prior year was more than offset by additional costs incurred to fulfill the TSA and various other expenses.
Provision for income taxes:
Provision for income taxes increased slightly during the year ended December 31, 2024 compared to the prior year due to tax amortization of the Company’s historical and newly acquired indefinite-lived intangibles, along with the impact of filing in additional state jurisdictions as a result of the Estrella Acquisition. See Note 12 — Income Taxes in our consolidated financial statements included elsewhere in this report for additional details.
Consolidated net loss:
The decrease in consolidated net loss was primarily due to Estrella Acquisition. See “Net revenues,” “Operating expenses excluding depreciation and amortization,”, “Corporate expenses,” “Depreciation and amortization,” “Loss on disposal of assets,” “Interest expense, net,” “Change in fair value of warrant shares liability,” “Provision for income taxes,” and “Other income” above for additional details.

Performance by Business Segment
Audio Segment
The Company’s Audio Segment (combines the former “EM-ADE: and “NY-ADE” segments) includes the Estrella MediaCo radio, digital and events operations as well as two New York radio stations that predate the Estrella Acquisition. Revenue, Operating expenses and Segment Operating Loss for our Audio Segment were as follows:

	Audio Segment
(Dollars in thousands)	2024	2023
Net Revenues	$57,534	$32,391
Operating Expenses	59,009	33,727
Segment Operating Loss	$(1,475)	$(1,336)
Revenue from our Audio Segment increased $25.1 million compared to 2023, primarily as a result of the Estrella Acquisition.
Operating expenses from our Audio Segment increased $25.3 million compared to the prior year, driven primarily by the Estrella Acquisition.
Video Segment
The Company’s Video Segment (formerly “EM-VD”) includes the results of EstrellaTV network and all of the Estrella MediaCo television operations, including digital. Revenue, Operating expenses and Segment Operating Loss for our Video Segment were as follows:

	Video Segment
(Dollars in thousands)	2024	2023
Net Revenues	$38,037	$—
Operating Expenses	52,910	—
Segment Operating Loss	$(14,873)	$—
All Revenue and Operating expenses from our Video Segment in 2024 were due to the Estrella Acquisition.
Corporate and other
Operating expenses related to Corporate and other increased to $11.9 million for the year ended December 31, 2024 compared to $5.5 million for the year ended December 31, 2023 primarily due to the Estrella Acquisition.

Non-GAAP Financial Measures

Reconciliations of Net Loss to EBITDA and Adjusted EBITDA(1)

	Year ended December 31,
(Dollars in thousands)	2024	2023
Net Loss from Continuing Operations	$(1,302)	$(7,421)
Provision for income taxes	(320)	(308)
Interest expense, net	11,137	426
Depreciation and amortization	5,258	568
EBITDA	$14,774	$(6,735)
Loss on disposal of assets	10	526
Change in fair value of warrant shares liability	(38,360)	—
Other Income	(2)	(100)
Other adjustments	21,350	4,075
Adjusted EBITDA (1)	$(2,228)	$(2,234)

(1) We define Adjusted EBITDA as consolidated Operating loss adjusted to exclude restructuring expenses, business combination transaction costs, unusual and non-recurring expenditures and non-cash compensation included within operating expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Loss on disposal of assets, change in fair value of warrant shares liability and Other income. Alternatively, Adjusted EBITDA is calculated as Net loss, adjusted to exclude Provision for income taxes, Interest expense, net, Depreciation and amortization, Loss on disposal of assets, Change in fair value of warrant shares liability, Other income, and Other adjustments. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, operating loss or net loss as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating loss and compared with consolidated net loss, the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and our At Market Issuance Sales Agreements. Our primary uses of capital have been, and are expected to continue to be, capital expenditures, working capital, and acquisitions. Management anticipates the Company will be able to meet its liquidity needs for the next twelve months with cash and cash equivalents on hand, additional draws on its First Lien Term Loan, and projected cash flows from operations.
As part of its business strategy, the Company continually evaluates potential acquisitions of businesses that it believes hold promise for long-term appreciation in value and leverage our strengths.
Operating Activities
Cash used in continuing operating activities was $19.9 million for the year ended December 31, 2024 compared to cash provided by continuing operating activities of $5.6 million for the year ended December 31, 2023. The increase in use of cash in continuing operating activities was mainly attributable to lower operating income as well as increased working capital requirements driven by the Estrella Acquisition.
Investing Activities
Cash used in continuing investing activities was $14.2 million for the year ended December 31, 2024, primarily attributable to cash paid, net of cash received, for the Estrella Acquisition, as well as capital expenditures related to a digital platform project and our build out of our new space for corporate offices. Cash used in investing activities of $1.7 million for the year ended December 31, 2023 was primarily attributable to capital expenditures related to a new digital platform project and the build out of our new space for corporate offices.

Financing Activities
Cash provided by continuing financing activities was $33.9 million for the year ended December 31, 2024, primarily attributable to $43.7 million in proceeds from the First Lien Term Loan, partially offset by $7.3 million related to repayment in full of the Emmis Promissory Note, $1.9 million in payments of debt issuance costs, and $0.4 million related to settlement of tax withholding obligations.
Cash used in continuing financing activities was $1.2 million for the year ended December 31, 2023, primarily attributable to repurchases of our Class A common stock of $0.8 million and settlement of tax withholding obligations of $0.4 million.
SEASONALITY
Our results of operations are usually subject to seasonal fluctuations primarily from fluctuations in advertising expenditures by local and national advisers, which result in higher second quarter revenues and operating income. For our Audio Segment, this seasonality is largely due to the timing of our largest concert in June of each year. Results are typically lowest in the first calendar quarter for both our audio and video business segments.
MARKET RISK
We are exposed to market risks arising from changes in market rates and prices, including movements in interest rates and inflation.
Interest Rate Risk
On April 17, 2024, MediaCo entered into a First Lien Term Loan and a Second Lien Term Loan. Monthly interest payments in accordance with the First and Second Lien Term Loans are based upon the SOFR rate plus a SOFR adjustment as specified in the credit agreements.
A significant amount of our long-term debt bears interest at variable rates. Additionally, certain assumptions used within management's estimates are impacted by changes in interest rates. Accordingly, our earnings will be affected by changes in interest rates. As of December 31, 2024, approximately 56% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 100 bps change in floating interest rates, it is estimated that our interest expense for the year ended December 31, 2024 would have changed by $0.5 million.
In the event of an adverse change in interest rates, management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the preceding interest rate sensitivity analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
Inflation
Inflation is a factor in our business and we continue to seek ways to mitigate its effect. Inflation has affected our performance in terms of higher costs for employee compensation, equipment, and third party services. Although we are unable to determine the exact impact of inflation, we believe the impact will continue to be mitigated through the actions we have taken and may continue to take in response to these higher costs that may arise as a result of inflation. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on operating results.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MediaCo Holding Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MediaCo Holding Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in equity and noncontrolling interests, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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
Indianapolis, Indiana
April 15, 2025

MEDIACO HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share amounts)	2024	2023
NET REVENUES	$95,571	$32,391
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	106,650	32,633
Corporate expenses	11,859	5,451
Depreciation and amortization	5,258	568
Loss on disposal of assets	10	526
Total operating expenses	123,777	39,178
OPERATING LOSS	(28,206)	(6,787)
OTHER INCOME (EXPENSE):
Interest expense, net	(11,137)	(426)
Change in fair value of warrant shares liability	38,360	—
Other income	2	100
Total other income (expense)	27,225	(326)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(982)	(7,113)
PROVISION FOR INCOME TAXES	320	308
NET LOSS FROM CONTINUING OPERATIONS	(1,302)	(7,421)
DISCONTINUED OPERATIONS:
Loss from discontinued operations before income taxes	—	(284)
Income tax benefit from discontinued operations	—	74
NET LOSS FROM DISCONTINUED OPERATIONS	—	(210)
CONSOLIDATED NET LOSS	(1,302)	(7,631)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	2,773	—
PREFERRED STOCK DIVIDENDS	851	2,415
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,926)	$(10,046)

Net loss per share attributable to common shareholders - basic and diluted:
Continuing operations	$(0.08)	$(0.39)
Discontinued operations	$—	$(0.01)
Net loss per share attributable to common shareholders - basic and diluted:	$(0.08)	$(0.40)

Weighted average common shares outstanding:
Basic	59,819	24,876
Diluted	59,819	24,876

The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	DECEMBER 31, 2024	DECEMBER 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,443	$3,817
Restricted cash	—	1,337
Accounts receivable, net of allowance for doubtful accounts of $1,079 and $353, respectively	30,745	6,675
Current programming rights	2,781	—
Prepaid expenses and other current assets	1,307	2,079
Total current assets	39,276	13,908
PROPERTY AND EQUIPMENT:
Land and buildings	2,779	—
Leasehold improvements	1,761	1,102
Broadcasting equipment	18,819	3,516
Office equipment, computer equipment, software and automobiles	2,502	1,027
Construction in progress	1,804	740
	27,665	6,385
Less accumulated depreciation and amortization	(7,316)	(5,005)
Total property and equipment, net	20,349	1,380
INTANGIBLE ASSETS:
Indefinite-lived intangibles	165,964	63,266
Goodwill	28,338	—
Other intangibles	15,693	3,737
	209,995	67,003
Less accumulated amortization	(2,768)	(2,410)
Total intangible assets, net	207,227	64,593
OTHER ASSETS:
Operating lease right of use assets	48,067	13,614
Finance lease right of use assets	2,623	—
Noncurrent acquired programming rights	5,022	—
Deposits and other	2,937	1,996
Total other assets	58,649	15,610
Total assets	$325,501	$95,491
The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – (CONTINUED)

(in thousands, except share data)	DECEMBER 31, 2024	DECEMBER 31, 2023
LIABILITIES AND EQUITY AND NONCONTROLLING INTERESTS
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$35,425	$2,625
Current maturities of long-term debt	—	6,458
Accrued salaries and commissions	1,010	539
Deferred revenue	10,921	557
Operating lease liabilities	6,401	1,444
Finance lease liabilities	723	—
Other	788	29
Income taxes payable	2,023	65
Total current liabilities	57,291	11,717
LONG-TERM DEBT, NET OF CURRENT PORTION	70,172	—
WARRANT SHARES	32,155	—
SERIES B PREFERRED STOCK	35,553	—
OPERATING LEASE LIABILITIES, NET OF CURRENT	37,634	14,333
FINANCE LEASE LIABILITIES, NET OF CURRENT	2,038	—
ASSET RETIREMENT OBLIGATION	200	—
DEFERRED INCOME TAXES	2,935	2,775
NONCURRENT PROGRAM RIGHTS PAYABLE	4,547	—
OTHER NONCURRENT LIABILITIES	455	502
Total liabilities	242,980	29,327
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK, $0.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED; 0 AND 286,031 SHARES ISSUED AND OUTSTANDING AT DECEMBER 31, 2024 AND 2023	—	28,754
EQUITY:
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 41,274,103 shares and 20,741,865 shares at December 31, 2024 and 2023, respectively	413	210
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 5,413,197 shares at December 31, 2024 and 2023	54	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	89,726	60,294
Accumulated deficit	(28,074)	(23,148)
Total equity	62,119	37,410
Noncontrolling interests	20,402	—
Total equity and noncontrolling interests	82,521	37,410
Total liabilities and equity and noncontrolling interests	$325,501	$95,491
The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Class A Common Stock		Class B Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Noncontrolling Interests	Total
BALANCE, DECEMBER 31, 2022	20,443,138	$207	5,413,197	$54	$59,817	$(13,102)	$—	$46,976
Net loss	—	—	—	—	—	(7,631)	—	(7,631)
Issuance of class A to employees, officers and directors, net of withholdings	928,607	9	—	—	1,242	—	—	1,251
Repurchase of class A common shares	(629,880)	(6)	—	—	(765)	—	—	(771)
Preferred stock dividends	—	—	—	—	—	(2,415)	—	(2,415)
BALANCE, DECEMBER 31, 2023	20,741,865	$210	5,413,197	$54	$60,294	$(23,148)	$—	$37,410
Net (loss) income	—	—	—	—	—	(4,075)	2,773	(1,302)
Sale of class A common shares	62,441	1	—	—	70	—	—	71
Issuance of class A to employees, officers and directors, net of withholdings	(252,768)	(5)	—	—	(28)	—	—	(33)
Noncontrolling interest resulting from Estrella transaction	—	—	—	—	—	—	17,629	17,629
Conversion of preferred series A shares	20,733,869	207	—	—	29,397	—	—	29,604
Repurchase of class A common shares	(11,304)	—	—	—	(7)	—	—	(7)
Preferred stock dividends	—	—	—	—	—	(851)	—	(851)
BALANCE, DECEMBER 31, 2024	41,274,103	$413	5,413,197	$54	$89,726	$(28,074)	$20,402	$82,521
The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2024	2023
OPERATING ACTIVITIES:
Consolidated net loss	$(1,302)	$(7,631)
Less: Loss from discontinued operations, net of tax	—	210
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Depreciation and amortization	5,258	568
Amortization of debt discount	355	—
Amortization of fair value debt adjustments	1,288	—
Noncash change in warrant shares	(38,360)	—
Noncash interest expense	4,601	508
Noncash lease expense	1,119	1,557
Provision for bad debts	683	282
Provision for deferred income taxes	160	272
Noncash compensation	328	1,688
Loss on sale of property and equipment	—	565
Other noncash items	2	342
Changes in assets and liabilities:
Accounts receivable	(8,422)	1,611
Prepaid expenses and other current assets	4,099	(162)
Other assets	2,401	—
Accounts payable and accrued liabilities	7,498	(1,526)
Deferred revenue	821	(268)
Operating lease liabilities	320	(238)
Income taxes	(39)	(3,129)
Other liabilities	(672)	(219)
Net cash used in continuing operating activities	(19,862)	(5,570)
Net cash provided by discontinued operating activities	—	255
Net cash used in operating activities	(19,862)	(5,315)
INVESTING ACTIVITIES:
Purchases of property and equipment	(1,113)	(1,069)
Purchases of internally-created software	(150)	(597)
Cash paid in acquisitions, net of cash acquired	(13,015)	—
Proceeds from sale of property and equipment	100	—
Net cash used in continuing investing activities	(14,178)	(1,666)
Net cash used in discontinued investing activities	—	—
Net cash used in investing activities	(14,178)	(1,666)
FINANCING ACTIVITIES:
Payments on long-term debt	(7,318)	—
Proceeds from long-term debt	43,650	—
Proceeds of class A common stock issuances	71	—
Repurchases of class A common stock	(7)	(771)
Payments for debt related costs	(1,868)	—
Finance lease principal payments	(267)	—
Settlement of tax withholding obligations	(359)	(440)
Net cash provided by (used in) continuing financing activities	33,902	(1,211)
Net cash used in discontinued financing activities	—	(38)
Net cash provided by (used in) financing activities	33,902	(1,249)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(138)	(8,230)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	7,071	15,301
End of period	$6,933	$7,071
SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$4,112	$—
Income taxes - Federal	—	2,290
Income taxes - State	—	752
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
Our assets consist of two radio stations located in New York City, WQHT(FM) and WBLS(FM) (the “Stations”), which serve the New York City demographic market area that primarily target Black, Hispanic, and multi-cultural consumers and as a result of the Estrella Acquisition, Estrella’s network, content, digital, and commercial operations, including network affiliation and program supply agreements with Estrella for its eleven radio stations serving Los Angeles, CA, Houston, TX, and Dallas, TX and nine television stations serving Los Angeles, CA, Houston, TX, Denver, CO, New York, NY, Chicago, IL and Miami, FL. Among the Estrella brands that joined MediaCo are the EstrellaTV network, its influential linear and digital video content business, Estrella’s expansive digital channels, including its eight free ad-supported television (“FAST”) channels - EstrellaTV, Estrella News, Cine EstrellaTV, Estrella Games, EstrellaTV Mexico, Curiosity Explora, Curiosity Motores, and Curiosity Animales. See Note 4 — Business Combinations in our consolidated financial statements included elsewhere in this report for additional information on the Estrella Acquisition. We derive our revenues primarily from radio, television and digital advertising sales, but we also generate revenues from events, including sponsorships and ticket sales, licensing, and syndication.
On December 9, 2022, Fairway Outdoor LLC, FMG Kentucky, LLC and FMG Valdosta, LLC (collectively, “Fairway”), all of which were wholly owned direct and indirect subsidiaries of MediaCo, entered into an asset purchase agreement with The Lamar Company, L.L.C., a Louisiana limited liability company, pursuant to which we sold our Fairway outdoor advertising business to The Lamar Company, L.L.C. The transactions contemplated by the purchase agreement closed as of the date of the purchase agreement.
We have classified the related assets and liabilities associated with our Fairway business as discontinued operations in our consolidated balance sheets and the results of our Fairway business have been presented as discontinued operations in our consolidated statements of operations for all periods presented as the sale represented a strategic shift in our business that had a major effect on our operations and financial results. Unless otherwise noted, discussion in the notes to consolidated financial statements refers to the Company's continuing operations. See Note 2 — Discontinued Operations for additional information.
Unless the context otherwise requires, references to “we”, “us” and “our” refer to MediaCo, and its subsidiaries and the Estrella VIE (as defined below), collectively.
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
The Company accounts for noncontrolling interest in accordance with ASC 810, which requires companies with noncontrolling interests to disclose such interests as a portion of equity but separate from the Parent’s equity. The noncontrolling interests’ portion of net income (loss) is presented on the consolidated statement of operations. On March 6, 2025, the Company’s shareholders voted to approve the issuance of (i) up to 28,206,152 shares of MediaCo Class A Common Stock, par value $0.01 per share, upon the exercise of a warrant issued in connection with the Company’s acquisition of certain assets of Estrella Broadcasting, Inc. and its subsidiaries, and (ii) 7,051,538 shares of MediaCo Class A Common Stock, par value $0.01 per share, upon the exercise of the option right held by a subsidiary of MediaCo to purchase, or the put right held by Estrella Media, Inc. to sell equity interests of certain broadcast assets. See Note 15 — Subsequent Events for additional information.
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
Allowance for Credit Losses
An allowance for credit losses is recorded based on management’s judgment of the collectability of trade receivables. When assessing the collectability of receivables, management considers, among other things, customer type (agency versus non-agency), historical loss experience, existing and expected future economic conditions and aging category. Amounts are written off after all normal collection efforts have been exhausted. The activity in the allowance for credit losses for the years ended December 31, 2024 and 2023, was as follows:

	Balance At Beginning Of Period	Additions related to Estrella Acquisition	Change in Provision	Write Offs	Balance At End Of Period
Year ended December 31, 2023	$122	$—	282	(51)	$353
Year ended December 31, 2024	$353	292	683	(249)	$1,079

Cash, Cash Equivalents and Restricted Cash
MediaCo considers time deposits, money market fund shares and all highly liquid debt investment instruments with original maturities of three months or less to be cash equivalents. At times, such deposits may be in excess of FDIC insurance limits. Restricted cash at December 31, 2023 consisted of $1.3 million held in escrow related to the Company's disposition of the Fairway business, classified in current assets, as to which the restrictions were released in June 2024. Additionally, restricted cash of $2.0 million and $1.9 million, respectively, as of December 31, 2024 and 2023 was held as collateral for a letter of credit entered into in connection with the lease in New York City for our radio operations and corporate offices, which expires in October 2039, and restricted cash of $0.5 million as of December 31, 2024 was held in a collateral account related to merchant banking for the Company’s purchase card program and for an office lease security deposit, all included in the line item Deposits and Other in the consolidated balance sheets.
Property and Equipment
Property and equipment are recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets, which are 30 to 39 years for buildings, the shorter of economic life or expected lease term for leasehold improvements, five to seven years for broadcasting equipment, five years for automobiles, office equipment and computer equipment, and three to five years for software. Maintenance, repairs and minor renewals are expensed as incurred; improvements are capitalized. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations. See below for more discussion of impairment policies related to our property and equipment. Depreciation expense for the years ended December 31, 2024 and 2023 was $2.7 million and $0.3 million, respectively.
Fair Value Measurements
Fair value is the exchange price to sell an asset or transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company uses market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs may be readily observable, corroborated by market data, or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. (see Note 10 for additional information). The Company’s Warrant Shares (as defined in Note 4) are classified as a liability for which the fair value is measured on a recurring basis using Level 1 inputs (see Note 7 for additional information). We have no assets or liabilities for which fair value is measured on a recurring basis using Level 3 inputs.
The Company has certain assets that are measured at fair value on a non-recurring basis including those described in Note 10, Intangible Assets, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 10 for additional information).
The Company’s long-term debt is not actively traded and is considered a Level 3 measurement. The Company believes the current carrying value of its long-term debt approximates its fair value as it is variable rate debt.
Intangible Assets
Indefinite-lived Intangibles
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and radio and tv broadcasting licenses are not amortized, but are tested at least annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. See Note 10 — Intangible Assets And Goodwill, for more discussion of our annual impairment tests performed during the years ended December 31, 2024 and 2023.
Definite-lived Intangibles
The Company’s definite-lived intangible assets consist of software developed internally, customer relationships and programming agreements related to our radio business. These are amortized over the period of time the intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.

Warrant Liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at fair value on the date of issuance, and each balance sheet date thereafter.
Programming Rights
MediaCo has elected to record programming right assets and liabilities acquired from third parties at the gross amount at inception. These programming rights are amortized based on the estimated number of future showings on a program by program basis over the license term, beginning in the period in which the license period begins and program becomes available for broadcast in accordance with ASC Topic 920, Entertainment - Broadcasters. Program rights expected to be amortized to expense in the following 12-month period are classified as current assets and program rights payable within the following 12-month period are classified as current liabilities. All program rights payable are included in accounts payable and accrued expenses except for $4.5 million which is included in noncurrent program rights payable. Amortization expense for the twelve months ended December 31, 2024 and 2023 was $2.7 million and zero, respectively, which is included in operating expenses excluding depreciation and amortization. These programming rights are primarily related to one agreement which originally ended in February 2028, but was terminated in February 2025. See Note 15 —Subsequent Events for further information.
Advertising Costs
Advertising costs are expensed when incurred. Advertising expenses were $1.7 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively.
Deferred Revenue and Barter Transactions
Deferred revenue includes makegood liability, deferred barter and other transactions in which payments are received prior to the performance of services (e.g., cash-in-advance advertising). Certain network sales contracts include a guaranteed number of impressions. If the guarantee is not met the Company is obligated to provide additional spots at no charge until the guaranteed number of impressions is met, referred to as a makegood liability. The liability for each contract is calculated by determining the cost per guarantee per the original contract, multiplied by the number of deficiency units. As of December 31, 2024, the makegood liability assumed in the Estrella Acquisition, which is associated with these network sales and contracts, was $9.2 million and is expected to be recognized over four years. No such liability existed for the year ended December 31, 2023. During the year ended December 31, 2024, the Company recognized $1.7 million into Revenue which was previously recorded as deferred revenue at the acquisition date. Barter transactions are recorded at the estimated fair value of the product or service received. Revenue from barter transactions is recognized when commercials are broadcast. The appropriate expense or asset is recognized when merchandise or services are used or received. Barter revenues were $2.6 million and $0.8 million for the years ended December 31, 2024 and 2023, respectively. Barter expenses were $2.7 million and $0.8 million for the years ended December 31, 2024, and 2023, respectively.
Earnings Per Share
Our basic and diluted net loss per share is computed using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses. Shares of our Series A Convertible Preferred Stock, $0.01 par value (the “Series A preferred stock” or the “Series A preferred shares”) included rights to participate in dividends and distributions to common shareholders on an if-converted basis, and accordingly were considered participating securities until April 2024, when all outstanding shares of Series A preferred stock were converted in accordance with their terms into 20.7 million shares of MediaCo’s Class A common stock, par value $0.01 per share (the “Class A common stock”). Warrant Shares (as defined in Note 4) have the right to participate in distributions on Class A common stock on an as-exercised basis, and accordingly are considered participating securities. During periods of undistributed losses, however, no effect was given to our participating securities since they are not contractually obligated to share in the losses. We have elected to determine the earnings allocation based on income (loss) from continuing operations. For periods with a loss from continuing operations, all potentially dilutive items were anti-dilutive and thus basic and diluted weighted-average shares are the same. The following is a reconciliation of basic and diluted net income (loss) per share attributable to Class A and Class B common shareholders:

	Year Ended December 31,
	2024	2023
Numerator:
Loss from continuing operations	$(1,302)	$(7,421)
Less: Net income attributable to noncontrolling interests	(2,773)	—
Less: Preferred stock dividends	(851)	(2,415)
Loss from continuing operations available to common shareholders	(4,926)	(9,836)
Loss from discontinued operations, net of income taxes	—	(210)
Net loss attributable to common shareholders for basic and diluted earnings per share	(4,926)	(10,046)

Denominator:
Weighted-average shares of common stock outstanding — basic and diluted	59,819	24,876

Earnings per share of common stock attributable to common shareholders:
Net loss per share attributable to common shareholders - basic and diluted:
Continuing operations	$(0.08)	$(0.39)
Discontinued operations	—	(0.01)
Net loss per share attributable to common shareholders - basic and diluted:	$(0.08)	$(0.40)
For the year ended December 31, 2024, we repurchased under a share repurchase plan 11,304 shares of Class A common stock for an immaterial amount.
The following convertible equity shares and restricted stock awards were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

	Year Ended December 31,
(in thousands)	2024	2023
Convertible Emmis promissory note	8,865	4,902
Option agreement shares	4,971	—
Series A convertible preferred stock	12,251	21,634
Restricted stock awards	842	641
Total anti-dilutive shares	26,929	27,177
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with our 2024 fiscal year annual reporting period, with early adoption permitted. We have adopted this new standard effective December 31, 2024. As a result, we have enhanced our segment disclosures. The adoption of this ASU affects only our disclosures, with no impacts to our financial condition and results of operations.
Recent Accounting Pronouncements Not Yet Implemented
In November 2024, the FASB issued ASU 2024-03, Accounting Standards Update 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. While this ASU will impact only our disclosures and not our financial condition and results of operations, we are currently evaluating when we will adopt the ASU.
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
2. DISCONTINUED OPERATIONS
On December 9, 2022, Fairway Outdoor LLC, FMG Kentucky, LLC and FMG Valdosta, LLC (collectively, “Fairway”), all of which were wholly owned direct and indirect subsidiaries of MediaCo, entered into an asset purchase agreement with The Lamar Company, L.L.C., a Louisiana limited liability company, pursuant to which we sold our Fairway outdoor advertising business to The Lamar Company, L.L.C. The transactions contemplated by the purchase agreement closed as of the date of the purchase agreement. The purchase price was $78.6 million, subject to certain customary adjustments, paid at closing in cash. The sale resulted in a pre-tax gain of $46.9 million in the fourth quarter of 2022.
In accordance with ASC 205-20-S99-3, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations where the debt is not directly attributed to the Fairway business. Interest expense was allocated based on a ratio of net assets discontinued to the sum of consolidated net assets plus consolidated debt.

In addition, upon closing we entered into a transition service agreement with The Lamar Company, L.L.C. to support the operations after the divestiture for immaterial fees. This agreement commenced with the close of the transaction and was terminated at the end of the initial term in February 2023.
The financial results of Fairway are presented as income from discontinued operations on our consolidated statements of income. The following table presents the financial results of Fairway:

	Year ended December 31,
	2024	2023
Net revenues	$—	$—
OPERATING EXPENSES
Operating expenses excluding depreciation and amortization expense	—	284
Depreciation and amortization	—	—
Loss on disposal of assets	—	—
Total operating expenses	—	284
Loss from operations of discontinued operations	—	(284)
Interest and other, net	—	—
Loss from discontinued operations before income taxes and gain on sale	—	(284)
Pre-tax gain on sale	—	—
Loss from discontinued operations, before income taxes	—	(284)
Income tax benefit	—	74
Loss from discontinued operations, net of income taxes	$—	$(210)
The aggregate carrying amounts of assets and liabilities of discontinued operations for Fairway in the consolidated balance sheets for the years ended December 31, 2024 and December 31, 2023 were zero.
3. COMMON STOCK
MediaCo has authorized Class A common stock, Class B common stock, and Class C common stock. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. All Class B common stock outstanding is owned by SG Broadcasting. At December 31, 2024 and December 31, 2023, no shares of Class C common stock were issued or outstanding.
On December 16, 2022, our Board approved a stock repurchase plan (the “Repurchase Plan”), to repurchase from time to time, in the open market or through privately negotiated transactions, shares, up to $2.0 million in the aggregate of shares of our Class A common stock. The timing of purchases and the exact number of shares to be purchased depends on market conditions. The Repurchase Plan does not include specific price targets or timetables and may be suspended or terminated at any time. During the years ended December 31, 2024 and 2023, we repurchased under the Repurchase Plan 11,304 and 629,880 shares of Class A common stock for an immaterial amount and an aggregate of $0.8 million, respectively.
On August 20, 2021, MediaCo Holding Inc. entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc.(“B. Riley”), pursuant to which the Company may offer and sell, from time to time through or to B. Riley, as agent or principal, shares of the Company’s Class A Common Stock, $0.01 par value per share, having an aggregate offering price of up to $12.5 million. During the years ended December 31, 2024 and 2023, no stock was sold under this agreement.
On December 12, 2024, the Company entered into an At-The-Market Sales Agreement with BTIG, LLC and Moelis & Company LLC (together, the “Agents”), pursuant to which the Company may offer and sell, from time to time through or to the Agents, as agents, shares of the Company’s Class A Common Stock, $0.01 par value per share, having an aggregate offering price of up to $2.0 million. During the year ended December 31, 2024, 62,441 shares were sold under this agreement for net proceeds of $0.1 million.

4. BUSINESS COMBINATIONS
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
Voting and Support Agreement
The Asset Purchase Agreement provides that MediaCo will prepare and file with the Securities and Exchange Commission (the “SEC”) a proxy statement to be sent to MediaCo shareholders relating to a special meeting of MediaCo shareholders (the “Shareholders Meeting”) to be held to consider approval of the issuance of shares of Class A Common Stock upon exercise of the Warrant and the issuance of shares of Class A Common Stock pursuant to the Option Agreement (the “Proposal”). The Shareholders Meeting was held on March 6, 2025. See Note 15 — Subsequent Events in our consolidated financial statements included elsewhere in this report for additional information on the Shareholders Meeting.
On April 17, 2024, in connection with the Estrella Acquisition, SG Broadcasting LLC (“SG Broadcasting”), the holder of shares of Class A common stock and Class B common stock, par value $0.01 per share (“Class B common stock”) representing a majority of the voting power of the shares of MediaCo, entered into a Voting and Support Agreement with MediaCo and Estrella (the “Voting and Support Agreement”), pursuant to which SG Broadcasting agreed to, among other things, and subject to the terms and conditions set forth therein, at any meeting of MediaCo shareholders (including the Shareholders Meeting), or at any adjournment or postponement thereof, vote in favor of the Proposal and against any action or proposal that would reasonably be expected to prevent or materially delay consummation of the Proposal. The Voting Agreement also includes certain customary restrictions on SG Broadcasting’s ability to transfer its shares of MediaCo stock. The Voting Agreement will automatically terminate upon the date on which the Proposal is approved.
Warrant
In connection with the Estrella Acquisition, MediaCo issued a warrant which provides for the purchase of up to 28,206,152 shares of Class A common stock, subject to customary adjustments as set forth in the Warrant, at an exercise price per share of $0.00001. See Note 7 — Long-Term Debt, Warrants, And Series B Preferred Stock for further discussion.

First Lien Term Loan
In order to finance the Estrella Acquisition, MediaCo, as borrower and guarantor, and its direct and indirect subsidiaries, as guarantors, entered into a $45.0 million first lien term loan credit facility with White Hawk Capital Partners, LP, as administrative and collateral agent, and various lenders. See Note 7 — Long-Term Debt, Warrants, And Series B Preferred Stock for further discussion.
Second Lien Term Loan
In connection with the consummation of the Estrella Acquisition, MediaCo as borrower and guarantor, and its direct and indirect subsidiaries, as guarantors, entered into a $30.0 million second lien term loan credit facility with HPS Investment Partners, LLC, as administrative and collateral agent, and various financial institutions. The Second Lien Credit Agreement was recorded at is fair value of $26.5 million. See Note 7 — Long-Term Debt, Warrants, And Series B Preferred Stock for further discussion.
Series B Preferred Stock
On April 17, 2024, MediaCo issued 60,000 shares of Series B Preferred Stock with an aggregate initial liquidation value of $60.0 million, recorded at its issuance date fair value of $32.0 million, which will be accreted up to the redemption value over the term. See Note 7 — Long-Term Debt, Warrants, And Series B Preferred Stock for further discussion.
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
Purchase Price Allocation
On April 17, 2024, the Company completed the Estrella Acquisition, accounted for under the acquisition method of accounting in accordance with ASC 805. During the measurement period, the Company identified adjustments to the provisional amounts initially recorded for the fair values of assets acquired and liabilities assumed. These adjustments were made in accordance with the guidance on measurement period adjustments in ASC 805-10-25-13. These measurement period adjustments included changes to the valuation of acquired assets which primarily consisted of a $9.5 million decrease in the fair value of the Estrella Acquisition’s FCC licenses, a $5.6 million decrease in favorable leasehold interests, and a $1.9 million decrease in the Estrella Acquisition’s intangible assets related to customer relationships. These decreases were partially offset by a $1.9 million increase in property and equipment and a $1.1 million increase in other assumed liabilities. Additionally the Company made certain reclassifications of amounts within this disclosure to conform to the year-end presentation in the consolidated balance sheet. In the aggregate, we recorded a net increase of $13.5 million to goodwill for these measurement period adjustments to reflect the final determination of assets acquired and liabilities assumed as shown below.
Measurement period adjustments were recognized in the reporting period in which the adjustments were determined and calculated as if the accounting had been completed at the acquisition date. The Company recognized additional depreciation and amortization expense of $0.7 million resulting from revised fair values of fixed assets and intangible assets. The Company also recognized $0.6 million less of operating expense related to adjustments to the Company’s leases. These adjustments are reflected in the Company’s consolidated statement of operations for the year ended December 31, 2024.

The following tables summarize the fair value of cash and noncash consideration transferred, assets acquired, and liabilities assumed as of the acquisition date:

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
(2)    Represents the fair value of the Series B Preferred Stock and Second Lien Term Loan using a required yield of 15.23% and 14.14%, respectively.

Valuation as of April 17, 2024
Cash and cash equivalents	$12,484
Accounts receivable, net of allowance for doubtful accounts of $292	16,330
Prepaid expenses and other current assets	2,962
Current programming rights	3,445
Property and equipment, net	19,826
Intangible assets, net	116,658
Right of use assets	38,632
Goodwill	28,338
Noncurrent programming rights	6,852
Deposits and other	690
Assets acquired	$246,217

Accounts payable and accrued expenses	$25,254
Deferred revenue	9,543
Operating lease liabilities	27,938
Finance lease liabilities	3,029
Other Liabilities	8,301
Liabilities assumed	$74,065
Fair value of noncontrolling interests (1)	17,629

Net assets acquired	$154,523
(1) Fair value of noncontrolling interests based on 7,051,538 shares issued in Option Agreement valued at the closing price on the day prior to close of $2.50.
Property and equipment is primarily composed of broadcasting equipment and leasehold improvements. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.
The amount allocated to definite-lived intangible assets represents the estimated fair values of customer relationships of $13.7 million and will be amortized over the estimated remaining useful lives of fifteen years.
The amount allocated to indefinite-lived intangible assets represents the estimated fair values of the FCC licenses of $102.7 million and goodwill of $28.3 million. Goodwill, which is derived from the expanded client base and our ability to provide broader advertising solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and we expect it will be deductible for tax purposes. Goodwill of $8.4 million and $19.9 million from this transaction is allocated to our Video Segment and Audio Segment, respectively.

As part of the acquisition, we incurred costs of $9.0 million for the year ended December 31, 2024, primarily related to transaction bonuses and professional services, which are included in the operating expenses excluding depreciation and amortization and corporate expense line items in the consolidated statement of operations. Additionally, there were $1.8 million of deferred financing costs and $1.1 million of original issue discount related to the issuance of the First Lien Credit Agreement included in long term debt, net of current on the consolidated balance sheet.
The Company recorded Revenues of $67.3 million and Net loss of $16.0 million for the year ended December 31, 2024 related to the Estrella Acquisition.
Variable Interest Entity
As discussed in Note 1, the Company determined that the Estrella entities holding the Estrella Broadcast Assets represented a VIE in which the Company holds a controlling financial interest, as MediaCo is the primary beneficiary of the VIE. Estrella VIE’s assets can be used only to settle obligations of the Estrella VIE. The carrying amounts of the VIE’s consolidated assets and liabilities included in the consolidated balance sheet are as follows:

December 31, 2024
Cash and cash equivalents	$159
Accounts receivable, net of allowance for doubtful accounts of $42	2,858
Prepaid expenses	351
Other current assets	28
Total current assets	3,396
Property and equipment, net	10,298
Other intangible assets, net	102,698
Other assets:
Operating lease right of use assets	3,171
Deposits and other	579
Total other assets	3,750
Total assets	$120,142
Current liabilities:
Accounts payable and accrued expenses	$3,072
Deferred revenue	53
Operating lease liabilities	370
Income taxes payable	2,025
Other current liabilities	49
Total current liabilities	5,569
Operating lease liabilities, net of current	2,427
Other noncurrent liabilities	6
Total liabilities	$8,002

Net assets	$112,140

The summarized operating results of the VIE are as follows:

	Year ended December 31,
	2024	2023
Net revenues	9,785	—
Operating Income	2,768	—
Net income	2,773	—
Unaudited Pro Forma Financial Information
The following table presents the estimated unaudited pro forma combined results of MediaCo and Estrella for the years ended December 31, 2024 and 2023 as if the acquisition had occurred on January 1, 2023:

	Year ended December 31,
	2024	2023
Net revenues	$117,307	$122,589
Loss from continuing operations before income taxes	(14,371)	(47,402)
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
We determine the fair value of restricted stock awards based on the closing price of our stock on the date of grant. We generally recognize compensation expense related to restricted stock awards on a straight-line basis over the period during which the restriction lapses. Forfeitures are recognized in the period in which they occur. The following table presents a summary of the Company’s restricted stock grants outstanding at December 31, 2024, and restricted stock activity during the year ended December 31, 2024 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	1,163	$1.17
Granted	49	3.88
Vested (restriction lapsed)	(660)	1.41
Forfeited	(65)	2.58
Grants outstanding, end of period	487	$0.83
Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense recognized by the Company for the years ended December 31, 2024 and 2023. Tax benefit related to stock compensation for the year ended December 31, 2024 was $0.1 million and tax expense related to stock compensation was $0.2 million for the year ended December 31, 2023.

	Year Ended December 31,
	2024	2023
Operating expenses excluding depreciation and amortization	$124	$1,008
Corporate expenses	204	680
Stock-based compensation expense	$328	$1,688
As of December 31, 2024, there was $0.1 million of unrecognized compensation cost related to nonvested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.0 years.
6. REVENUE
The Company generates revenue from the sale of services including, but not limited to: (i) on-air commercial broadcast time, (ii) non-traditional revenues including event-related revenues and event sponsorship revenues, and (iii) digital advertising. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue. Certain network sales contracts include a guaranteed number of impressions. If the guarantee is not met, the Company is obligated to provide additional spots at no charge until the guaranteed number of impressions is met, referred to as a makegood liability. The liability for each contract is calculated by determining the cost per guarantee per the original contract, multiplied by the number of deficiency units. As of December 31, 2024, the makegood liability assumed in the Estella Acquisition, which is associated with these network sales and contracts was $9.2 million and is expected to be recognized over four years. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Advertising revenues presented in the consolidated financial statements are reflected on a net basis, after the deduction of advertising agency fees, usually at a rate of 15% of gross revenues.
Spot Radio & TV Advertising
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

Disaggregation of revenue
The following table presents the Company's revenues disaggregated by revenue source:

	Year Ended December 31, 2024
	Audio	Video	Consolidated
Net revenues:
Spot Radio & TV Advertising	$40,824	$20,334	$61,158
Digital	4,444	15,847	20,291
Syndication	2,571	346	2,918
Events and Sponsorships	3,450	167	3,617
Other	6,245	1,343	7,588
Total net revenues	$57,534	$38,037	$95,571

	Year Ended December 31, 2023
	Audio	Video	Consolidated
Net revenues:
Spot Radio & TV Advertising	$18,650	$—	$18,650
Digital	3,677	—	3,677
Syndication	2,427	—	2,427
Events and Sponsorships	5,766	—	5,766
Other	1,871	—	1,871
Total net revenues	$32,391	$—	$32,391
7. LONG-TERM DEBT, WARRANTS, AND SERIES B PREFERRED STOCK
Long-term debt, Warrant shares, and Series B Preferred Stock was comprised of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Emmis Convertible Promissory Note	—	6,458
First Lien Term Loans	45,000	—
Second Lien Term Loan	27,984	—
Less: Current maturities	—	(6,458)
Less: Unamortized original issue discount and deferred financing costs	(2,812)	—
Total long-term debt	$70,172	$—

Warrant Shares	$32,155	$—
Series B Preferred Stock	$35,553	$—
Emmis Convertible Promissory Note
The Emmis Convertible Promissory Note (as defined in Note 13) carried interest at a base rate equal to the interest on any senior credit facility, including any applicable paid in kind rate, or if no senior credit facility was outstanding, of 6.0%, plus an additional 1.0% on any payment of interest in kind and, without regard to whether the Company paid such interest in kind, an additional increase of 1.0% following the second anniversary of the date of issuance and additional increases of 1.0% following each successive anniversary thereafter. The Company accrued interest since inception using the rate applicable if the interest would have been paid-in-kind (“PIK”). The Emmis Convertible Promissory Note was convertible, in whole or in part, into MediaCo Class A common stock at the option of Emmis and at a strike price equal to the thirty-day volume weighted average price of the MediaCo Class A common stock on the date of conversion. The Emmis Convertible Promissory Note matured on November 25, 2024 and was settled in cash.

First Lien Term Loans
On April 17, 2024, MediaCo, as borrower and guarantor, and its direct and indirect subsidiaries, as guarantors, entered into a $45.0 million first lien term loan credit facilities (the “First Lien Credit Agreement”) with White Hawk Capital Partners, LP, as administrative and collateral agent, and various lenders from time-to-time party thereto. The First Lien Credit Agreement consists of an $35.0 million initial term loan (the “Initial Term Loan”) and delayed draw term loans in an aggregate amount up to $10.0 million (the “Delayed Draw Term Loans”). The first of such Delayed Draw Term Loans of $5.0 million was made on May 2, 2024 and the second of such Delayed Draw Term Loans of $5.0 million was made on July 17, 2024.
In September 2024, the Company entered into the First Amendment of the First Lien Credit Agreement with White Hawk Capital Partners, LP, which provides for $7.5 million of additional Delayed Draw Term Loan Commitments for Delayed Draw Term Loans, and waived the requirement for mandatory prepayment of any net proceeds received as a result of any equity issuances, up to $7.3 million. A fee of $0.3 million was paid in conjunction with entering into this amendment. No amounts have been drawn as of December 31, 2024.
The proceeds of the Initial Loan were used to finance the Estrella Acquisition, pay off certain existing Estrella indebtedness in connection therewith and pay related fees and transaction costs. The proceeds of the Delayed Draw Term Loans were used to provide additional working capital needs.
The Initial Loan will mature on April 17, 2029, and each Delayed Draw Term Loan will mature on the date that is two years after the drawing of such Delayed Draw Term Loan. First Lien Term Loans will be subject to monthly interest payments at a rate of SOFR + 6.00%. The effective interest rates of the Initial Term Loan and Delayed Draw Term Loan were 12.15% and 12.11%, respectively, as of December 31, 2024.
Beginning May 2027, monthly amortization payments are required equal to 0.8333% of the initial principal amount of the First Lien Term Loans. The Company may voluntarily repay outstanding loans under the First Lien Credit Agreement at any time, potentially subject to an exit fee if certain conditions are met.
The First Lien Credit Agreement is guaranteed by the Company and each of the Company’s direct and indirect subsidiaries, subject to certain exceptions. All obligations under the First Credit Agreement, and the guarantees of those obligations, are secured, subject to permitted liens and other exceptions, by a first priority lien in substantially all of the assets of MediaCo and all of the guarantors’ assets, including a lien on the capital stock of MediaCo.
The First Lien Credit Agreement contains negative covenants that limit the ability of the Company and its subsidiaries, to, among other things:
•create liens on certain assets;
•sell certain assets, including capital stock of MediaCo’s subsidiaries;
•merge or consolidate with another person, lease or sell or otherwise dispose of all or substantially all of MediaCo’s assets;
•make certain investments;
•create, incur, assume, permit to exist, or otherwise become or remain directly or indirectly liable with respect to, any indebtedness;
•enter into certain transactions with affiliates;
•restrict the use of Initial Term Loan proceeds;
•create, incur, assume or suffer to exist any contingent obligations;
•pay dividends, redeem or repurchase capital stock or make other restricted payments;
•create restrictions on the payment of dividends or other amounts from MediaCo’s restricted subsidiaries;
•engage in sale leaseback, synthetic lease or similar transactions involving any of its assets; and
•guarantee additional debt.
The First Lien Credit Agreement contains financial covenants including a minimum liquidity, minimum borrowing base and maintaining certain cash flow levels associated with various segments of the business. As of December 31, 2024, the Company was in compliance with all covenants.

Second Lien Term Loan
On April 17, 2024, in connection with the consummation of the Estrella Acquisition, the Company, as borrower and guarantor, and its direct and indirect subsidiaries, as guarantors, entered into a $30.0 million second lien term loan credit facilities (the “Second Lien Credit Agreement” or the “2L Term Loan”) with HPS Investment Partners, LLC, as administrative and collateral agent, and various financial institutions from time-to-time party thereto. The Second Lien Credit Agreement was recorded at is fair value of $26.5 million as of April 17, 2024. This amount will be accreted up to the principal balance over the term of the loan.
The 2L Term Loan will mature on April 17, 2029 and will be subject to monthly interest payments at a rate of SOFR + 6.00%, of which the 6.00% may be PIK at the Company’s election. During the second quarter of 2024, the Company elected to PIK the 6.00% spread monthly. The effective interest rate of the 2L Term Loan was 14.14% as of December 31, 2024.
Beginning May 2027, monthly amortization payments are required equal to 0.8333% of the initial principal amount of the 2L Term Loan. The Company may voluntarily repay outstanding loans under the Second Lien Credit Agreement at any time, without prepayment premium or penalty.
The Second Lien Credit Agreement is guaranteed by the Company and each of the Company’s direct and indirect subsidiaries, subject to certain exceptions. All obligations under the Second Lien Credit Agreement, and the guarantees of those obligations, are secured, subject to permitted liens and other exceptions, by a second priority lien in substantially all of the assets of MediaCo and all of the guarantors’ assets, including a lien on the capital stock of MediaCo.
The Second Lien Credit Agreement contains negative covenants that limit the ability of the Company and its subsidiaries, to, among other things:
•create liens on certain assets;
•sell certain assets, including capital stock of MediaCo’s subsidiaries;
•merge or consolidate with another person, lease or sell or otherwise dispose of all or substantially all of MediaCo’s assets;
•make certain investments;
•create, incur, assume, permit to exist, or otherwise become or remain directly or indirectly liable with respect to, any indebtedness;
•enter into certain transactions with affiliates;
•restrict the use of Initial Term Loan proceeds;
•create, incur, assume or suffer to exist any contingent obligations;
•pay dividends, redeem or repurchase capital stock or make other restricted payments;
•create restrictions on the payment of dividends or other amounts from MediaCo’s restricted subsidiaries;
•engage in sale leaseback, synthetic lease or similar transactions involving any of its assets; and
•guarantee additional debt.
The Second Lien Credit Agreement contains financial covenants including a minimum liquidity, minimum borrowing base and maintaining certain cash flow and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels associated with various segments of the business. As of December 31, 2024, the Company was in compliance with all covenants.
The Second Lien Credit Agreement includes certain customary representations and warranties, affirmative covenants and events of default, including but not limited to, payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain bankruptcy-related events, certain events under ERISA, material judgments and a change of control. If an event of default occurs, the lenders under the Second Lien Credit Agreement are entitled to take various actions, including the acceleration of all amounts due under the Second Lien Credit Agreement and all actions permitted to be taken under the loan documents relating thereto or applicable law.
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
The holders of the Series B Preferred Stock are not entitled to voting rights on any matters submitted to the shareholders of the Company. Each Holder of Series B Preferred Stock will have one vote per share on any matter on which Holders of Series B Preferred Stock are entitled to vote separately as a class.
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
Warrant Shares
On April 17, 2024, in connection with the Estrella Acquisition, MediaCo issued the Warrant, which provides for the purchase of up to 28,206,152 shares of Class A common stock, subject to customary adjustments as set forth in the Warrant, at an exercise price per share of $0.00001. Subject to certain limitations, the Warrant also provides that the Warrant holder has the right to participate in distributions on Class A common stock on an as-exercised basis. The Warrant further provides that in no event shall the aggregate number of Warrant Shares issuable to the Warrant holder upon exercise of the Warrant exceed 19.9% of the aggregate number of shares of common stock of MediaCo outstanding, or the voting power of such outstanding shares of common stock, on the business day immediately preceding the issue date for such Warrant Shares, calculated in accordance with the applicable rules of the Nasdaq, unless and until shareholder approval. As such, all Warrant Shares are classified as a liability at their fair value based on the closing price of MediaCo Class A common stock unless and until shareholder approval is obtained. Such approval was obtained on March 6, 2025. See Note 15 — Subsequent Events for additional information. Changes in fair value are recorded in change in fair value of warrant shares liability in the consolidated statements of operations. The Warrant terminates six months from the date shareholder approval was obtained, March 6, 2025, at which point, to the extent not fully exercised, the Warrant shall be deemed automatically exercised.
Based on amounts outstanding at December 31, 2024, mandatory principal payments of long-term debt and preferred stock for the next five years and thereafter are summarized below:

Year ended December 31,	First Lien Term Loans	Second Lien Term Loan	Series B Preferred Stock	Total Payments
2025	$—	$—	$—	$—
2026	10,000	—	—	10,000
2027	2,625	2,250	—	4,875
2028	3,500	3,000	—	6,500
2029	28,875	24,750	—	53,625
After 2029	—	—	60,000	60,000
Total	$45,000	$30,000	$60,000	$135,000
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
The following hierarchy classifies the inputs used to determine fair value into three levels:
Level 1 – quoted prices in active markets for identical assets or liabilities.
Level 2 – inputs, other than quoted prices, observable by a marketplace participant either directly or indirectly.
Level 3 – unobservable inputs significant to the fair value measurement.

Recurring Fair Value Measurements
The Class A common stock underlying the Warrant Shares are publicly traded on the Nasdaq Capital Market under the symbol MDIA, and the fair value of the Warrant Shares at a specific date is determined by the closing price of the common stock as of that date. Therefore, the Warrant Shares are classified as Level 1 of the fair value hierarchy.

	Level 1	Level 2	Level 3	Total Carrying Value at
				December 31, 2024
Warrant shares	$32,155	$—	$—	$32,155
Non-Recurring Fair Value Measurements
The Company has certain assets that are measured at fair value on a non-recurring basis including those described in Note 10 — Intangible Assets And Goodwill, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 10 for more discussion).
Fair Value of Other Financial Instruments
Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The estimated fair value of financial instruments is determined using the best available market information and appropriate valuation methodologies. Considerable judgment is necessary, however, in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange, or the value that ultimately will be realized upon maturity or disposition. The use of different market assumptions may have a material effect on the estimated fair value amounts. The Company estimates that the carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.
9. LEASES
We determine if an arrangement is a lease at inception. We have operating leases for office space, studio space and tower space, expiring at various dates through December 2047 and finance leases for broadcast tower space expiring in March 2029. Some leases have options to extend and some have options to terminate. Operating leases are included in lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities in our consolidated balance sheets. Finance leases are included in lease right-of-use assets, current finance lease liabilities, and noncurrent finance lease liabilities in our consolidated balance sheets.
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
We elected not to apply the recognition requirements of ASC 842, “Leases”, to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, we recognized lease payments in the consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense for the year ended December 31, 2024 was not material and was $0.1 million for the year ended December 31, 2023.
Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. Finance lease expense is composed of the depreciation of the lease asset and accretion of the lease liability and presented as part of Depreciation and amortization expense and Interest expense, respectively, in the consolidated statements of operations. Variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time, are expensed in the period in which the obligation for these payments was incurred. Variable lease payments for the years ended December 31, 2024 and 2023 were not material.
On November 18, 2022, the Company entered into a lease agreement in New York City for our radio operations and corporate offices with a lease commencement date of February 1, 2023 and a noncancellable lease term through October 2039. This resulted in a right of use asset of $10.4 million and an operating lease liability of $10.4 million when recorded at lease commencement.
On April 17, 2024, as part of the acquisition of certain assets of Estrella, the Company received favorable leaseholds interests of $7.4 million that were included in the Operating lease right of use assets acquired.

The impact of operating leases to our consolidated financial statements was as follows:

	Year Ended December 31,
	2024	2023
Operating lease cost	$6,446	$3,468
Operating cash flows from operating leases	4,857	2,061
Right-of-use assets obtained in exchange for new operating lease liabilities	—	10,391
Weighted average remaining lease term - operating leases (in years)	12.8	14.0
Weighted average discount rate - operating leases	11.6%	11.4%
The impact of finance leases to our consolidated financial statements was as follows:

	Year Ended December 31,
	2024	2023
Finance lease cost	$667	$—
Cash flows from finance leases	497	—
Weighted average remaining lease term - finance leases (in years)	4.2	0.0
Weighted average discount rate - finance leases	11.3%	—%
As of December 31, 2024, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ended December 31,
2025	$6,800
2026	7,158
2027	6,988
2028	6,926
2029	6,681
After 2029	55,519
Total lease payments	90,072
Less: imputed interest	(46,037)
Total recorded operating lease liabilities	$44,035
As of December 31, 2024, the annual minimum lease payments of our finance lease liabilities were as follows:

Year ended December 31,
2025	$768
2026	799
2027	831
2028	864
2029	219
After 2029	—
Total lease payments	3,481
Less: imputed interest	(720)
Total recorded financing lease liabilities	$2,761

10. INTANGIBLE ASSETS AND GOODWILL
As of December 31, 2024 and 2023, intangible assets, net consisted of the following:

	December 31, 2024	December 31, 2023
Indefinite-lived intangible assets:
FCC Licenses	$165,964	$63,266
Goodwill	28,338	—
Definite-lived intangible assets:
Customer relationships	11,675	—
Software	1,138	1,327
Other	112	—
Total	$207,227	$64,593
In accordance with ASC Topic 350, Intangibles—Goodwill and Other, the Company reviews intangible assets at least annually for impairment. In connection with any such review, if the recorded value of intangible assets is greater than its fair value, they are written down and charged to results of operations. Our WQHT(FM) and WBLS(FM) FCC licenses were successfully renewed in 2022 through June 2030. FCC licenses are renewed every eight years at a nominal cost, and historically our FCC licenses have been renewed at the end of their respective eight-year periods. Since we expect that our FCC licenses will continue to be renewed in the future, we believe they have indefinite lives.
Impairment Testing
The Company generally performs its annual impairment review of indefinite-lived intangibles as of October 1 each year. At the time of each impairment review, if the fair value of the indefinite-lived intangible is less than its carrying value, a charge is recorded to results of operations. When indicators of impairment are present, the Company will perform an interim impairment test. We will perform additional interim impairment assessments whenever triggering events suggest such testing for the recoverability of these assets is warranted. During the years ended December 31, 2024 and 2023, the Company did not record any impairment losses.
Valuation of Indefinite-lived Broadcasting Licenses
Fair value of our FCC licenses is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine the fair value of our FCC licenses, the Company uses the income approach methods when it performs its impairment tests. Under the income method, the Company projects cash flows that would be generated by its unit of accounting assuming the unit of accounting was commencing operations in its market at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC license. The Company assumes the competitive situation that exists in its market remains unchanged, with the exception that its unit of accounting commenced operations at the beginning of the valuation period. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license.
Major assumptions involved in this analysis include market revenue, market revenue growth rates, EBITDA margin, unit of accounting audience share, unit of accounting revenue share and discount rate. Each of these assumptions may change in the future based upon changes in general economic conditions, audience behavior, consummated transactions, and numerous other variables that may be beyond our control. The projections incorporated into our license valuations take into consideration the current economic conditions. Under the market method, the Company uses recent sales of comparable radio and television stations for which the sales value appeared to be concentrated entirely in the value of the license, to arrive at an indication of fair value. The market method is only utilized by the Company when it is determined that recent sales of comparable stations provide an accurate market comparison. When evaluating our radio and television broadcasting licenses for impairment, the testing is performed at the unit of accounting level as determined by ASC Topic 350-30.

The Company performed a qualitative assessment of impairment as of October 1, 2024 for the FCC licenses associated with the Estrella Acquisition and determined that there were no material changes to any of the factors considered in the April 2024 valuation that would trigger an impairment charge.
Below are some of the key assumptions used in our income method annual impairment assessments for our WQHT(FM) and WBLS(FM) FCC licenses. The long-term growth rates in the markets in which we operate are based on recent industry trends and our expectations for the market going forward.

	October 1, 2024	October 1, 2023
Discount Rate	12.5%	12.7%
Long-term Revenue Growth Rate	0.5%	0.5%
Mature Market Share	11.3%	10.8%
Operating Profit Margin	23.2-29.2%	22.9-29.0%
As of December 31, 2024 and 2023, the carrying amount of the Company’s FCC licenses was $166.0 million and $63.3 million, respectively.
Valuation of Goodwill
As a result of the Estrella Acquisition, the Company recorded $28.3 million of goodwill, which accounts for all goodwill on the consolidated balance sheet as of December 31, 2024, and of which $8.4 million is allocated to our Video Segment and $19.9 million is allocated to our Audio Segment. ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. Under ASC 350 we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual quantitative goodwill impairment test. We perform this assessment annually as of October 1, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business, U.S. Government budget restrictions or the disposal of all or a portion of a reporting unit. Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit, which is our business segment level or a level below the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results. In the current period, it was not more likely than not that the fair value of each reporting unit was less than its carrying amount.
When performing a quantitative assessment for impairment, the Company first uses an income approach by projecting net free cash flows and discounting them to present value. To corroborate the fair values determined using the income approach, we also use the market approach by multiplying the cash flows of the reporting unit by an estimated market multiple. We believe this methodology for valuing our reporting units is a common approach and the multiples we use are based on our peer comparisons, analyst reports, and market transactions. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the Company will recognize an impairment charge equal to the difference in the statement of operations.
Definite-lived Intangibles
The following table presents the weighted-average remaining useful life at December 31, 2024 and gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at December 31, 2024 and 2023:

		December 31, 2024			December 31, 2023
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	14.3	$13,704	$2,029	$11,675	$—	$—	$—
Software	3.4	1,733	595	1,138	1,583	256	1,327
Other	1.9	256	144	112	—	—	—
Total		$15,693	$2,768	$12,925	$1,583	$256	$1,327
The software was developed internally by our radio operations and represents our updated websites and mobile applications, which offer increased functionality and opportunities to grow and interact with our audience. They cost $1.7 million to develop and useful lives of five years and seven years were assigned to the application and website, respectively. Assets related to our websites placed in service during 2022 were disposed in the year ended December 31, 2023 resulting in a loss of $0.3 million, included in Loss on disposal of assets in the consolidated statements of operations. The customer relationships and time brokerage agreements (Other) were acquired as part of the Estrella Acquisition.

Total amortization expense from definite-lived intangibles for the years ended December 31, 2024 and 2023, was $2.5 million and $0.3 million, respectively. The Company estimates amortization expense each of the next five years as follows:

Year ended December 31,	Amortization Expense
2025	$3,007
2026	2,477
2027	1,930
2028	1,398
2029	992
After 2029	3,121
Total	$12,925
11. OTHER COMMITMENTS AND CONTINGENCIES
Commitments
The Company has various commitments under contracts that include purchase obligations and employment agreements with annual commitments. The Company enters into purchase obligations related to contracts for television and radio advertising sales, software development, and cloud-based services, as well as employment agreements for on-air talent.
As of December 31, 2024, the Company's future minimum payments under non-cancelable contracts in excess of one year and employment/talent contracts consist of the following:

Year ended December 31,	Non-Cancelable Contracts	Employment/Talent Contracts
2025	$8,229	$3,097
2026	5,081	1,363
2027	2,552	764
2028	2,489	—
2029	—	—
Thereafter	—	—
Total	$18,351	$5,224
Litigation
From time to time, our stations are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.
12. INCOME TAXES
The provision for income taxes for continuing operations for the years ended December 31, 2024 and 2023, consisted of the following:

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$36
State	159	—
Total current	159	36
Deferred:
Federal	270	68
State	(109)	204
Total deferred	161	272
Provision for income taxes	$320	$308

The provision for income taxes for continuing operations for the years ended December 31, 2024 and 2023, differs from that computed at the Federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21%	21%
Computed income tax provision at federal statutory rate	$(206)	$(1,494)
State income tax	(2,037)	(268)
State tax rate change	1,889	—
Mark-to-market change on warrants	(8,056)	—
Nondeductible interest	811	—
Other nondeductible expenses	161	—
Equity based compensation	(97)	230
Valuation allowance	7,833	1,822
Other	22	18
Provision for income taxes	$320	$308
The final determination of our income tax liability may be materially different from our income tax provision. Significant judgment is required in determining our provision for income taxes. Our calculation of the provision for income taxes is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. In addition, our income tax returns are subject to periodic examination by the Internal Revenue Service and other taxing authorities. As of December 31, 2024, the Company had no open income tax examinations.
The components of deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023, were as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Intangible assets	$20,873	$11,148
Lease liability	12,666	4,891
Interest deduction carryforward	6,492	6,137
Stock compensation	30	209
Net operating losses	11,925	3,912
Property and equipment	38	61
Other	1,438	383
Valuation allowance	(32,956)	(16,599)
Total deferred tax assets	20,506	10,142
Deferred tax liabilities
Indefinite-lived intangible assets	(9,721)	(8,697)
Right of use asset	(13,720)	(4,220)
Total deferred tax liabilities	(23,441)	(12,917)
Net deferred tax liabilities	$(2,935)	$(2,775)
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset (“DTA”) will not be realized. The Company has considered future taxable income and ongoing prudent and feasible tax-planning strategies in assessing the need for the valuation allowance. As of December 31, 2024 and 2023, the Company recorded a valuation allowance against its DTAs, because the Company's management determined that it was more likely than not that certain assets would not be fully realized.
The Company records certain deferred tax liabilities (“DTLs”) related to indefinite-lived intangibles that are not expected to reverse during the carry-forward period. These DTLs can be considered a source of future taxable income to support realization of net operating losses (“NOLs”) that do not expire and DTAs that upon reversal would give rise to NOLs that do not expire. With this consideration, the total valuation allowance recorded at December 31, 2024 and 2023, was $33.0 million and $16.6 million, respectively, resulting in a net $2.9 million and $2.8 million DTL, respectively. The change in valuation allowance from $16.6 million to $33.0 million includes tax expense related to the valuation allowance of $7.8 million and a valuation allowance recorded in the opening balance sheet of the Estrella Acquisition of $8.6 million.

As of December 31, 2024, the Company has $41.7 million of federal NOLs and $46.8 million of state NOLs available to offset future taxable income. The federal NOLs do not expire. Certain state NOL carryforwards begin expiring in the year ending December 2039.
Accounting Standards Codification paragraph 740-10 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of December 31, 2024, the estimated value of the Company's net uncertain tax positions was approximately $0.4 million all which is reported as a noncurrent liability. The following is a tabular reconciliation of the total amounts of gross unrecognized tax benefits for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Gross unrecognized tax benefit - opening balance	$(390)	$—
Gross increases - tax position prior year	—	(390)
Gross increases - tax position current year	—	—
Decreases relating to settlement with taxing authorities	—	—
Gross decreases - lapse of applicable statute of limitation	—	—
Gross unrecognized tax benefit - ending balance	$(390)	$(390)
All of the unrecognized tax benefits as of December 31, 2024 and 2023, if recognized, would reduce the Company’s provision for income taxes. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities that could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision, or reclassify amounts on the accompanying consolidated balance sheets in the period in which such matter is effectively settled with the taxing authority.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax positions noted above, the Company accrued $39 thousand of interest and no penalties during the current year.
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
Convertible Promissory Note
As a result of the transaction described above, on November 25, 2019, we issued a convertible promissory note to Emmis (such note, the “Emmis Convertible Promissory Note”) in the amounts of $5.0 million. Through December 31, 2023, there were annual interest amounts paid in kind on the Emmis Convertible Promissory Note such that the principal balance outstanding as of December 31, 2023 was $6.5 million. The Emmis Convertible Promissory Note matured on November 25, 2024 and was settled in cash.
The Company recognized interest expense of $0.8 million and $0.6 million related to the Emmis Convertible Promissory Note for the years ended December 31, 2024 and 2023, respectively.
The terms of the Emmis Convertible Promissory Note are described in Note 7.
Convertible Preferred Stock
On December 13, 2019, in connection with the purchase of Fairway, the Company issued to SG Broadcasting 220,000 shares of MediaCo Series A Convertible Preferred Stock. In April 2024, all outstanding shares of Series A preferred stock were converted in accordance with their terms into 20.7 million shares of MediaCo Class A common stock.

Prior to being converted, the MediaCo Series A preferred stock ranked senior in preference to the MediaCo Class A common stock, MediaCo Class B common stock, and the MediaCo Class C common stock. Pursuant to the Articles of Amendment that established the terms of the Series A preferred stock, issued and outstanding shares of MediaCo Series A preferred stock accrued cumulative dividends, payable in kind, at an annual rate equal to the interest rate on any senior debt of the Company (see Note 7), or if no senior debt is outstanding, 6%, plus additional increases of 1% on December 12, 2020 and each anniversary thereof. On December 13, 2023, dividends of $2.4 million were paid in kind. The payment in kind increased the accrued value of the preferred stock and 26,031 additional shares were issued as part of this payment.
Dividends on Series A Convertible Preferred Stock held by SG Broadcasting were $0.9 million and $2.4 million for the years ended December 31, 2024 and 2023.
Consulting Agreements & Other Activity
In October 2023, we entered into agreements with five consultants that are currently employed by affiliates of Standard General. One of the agreements had a term that expired on February 1, 2024 and was billed at an hourly rate of $125 per hour. One of the agreements, billed at a rate of $8,400 per month expired on May 31, 2024. Two of the agreements billed at rates of $6,000 and $12,000 per month were extended through September 30, 2024. One agreement may be terminated at any time by either party and is billed at $18,000 per month, plus expenses. For the years ended December 31, 2024 and 2023, $0.4 million and $49 thousand, respectively, of fees were incurred related to these agreements. These agreements were terminated as of September 30, 2024.
In March 2024, we made payments of $15,000 to the National Association of Investment Companies, of which a member of our board of directors is the President & CEO.
On October 29, 2024, the Company and Standard Media Group LLC (“SMG”) entered into an Employee Leasing Agreement, effective as of October 1, 2024 (the “Leasing Agreement”). Under the Leasing Agreement, the Company will obtain the services of several SMG employees to serve various roles for the Company, including with respect to the legal, digital products, broadcast IT, and news operations function. The Leasing Agreement is an at-cost arrangement, with the Company paying only for a percentage of the actual cost of employing each leased employee, with no markup or service fees above the Company’s share of the actual fully-loaded cost of each leased employee. For the year ended December 31, 2024, $0.2 million of fees were incurred related to this agreement, none of which were paid as of December 31, 2024.
14. SEGMENT INFORMATION
The Company revised its segment information to reflect the adoption of ASU 2023-07 and certain changes resulting from our periodic review of factors relevant to how the chief operating decision maker (“CODM”) assesses performance and allocates resources in accordance with FASB ASC 280, Segment Reporting. The Company’s CODM is the Chief Executive Officer. The CODM primarily uses operating income (loss) to evaluate the financial performance of each segment and make resource allocation decisions. We currently manage our operations through two business segments: (i) Audio, and (ii) Video. The Company’s Audio Segment includes both MediaCo’s and Estrella’s radio stations serving New York City, NY, Los Angeles, CA, Houston, TX, and Dallas, TX demographic market area that primarily targets Black, Hispanic, and multi-cultural consumers. The Audio Segment derives revenues primarily from radio and digital advertising sales, but also generates revenues from events, including sponsorships and ticket sales, licensing, and syndication. The Company’s Video Segment includes Estrella’s television stations offering a unique aggregation of Spanish-language programming, including originals, topical entertainment, reality, news, and comedy. The Video Segment’s revenue is primarily derived from television and digital advertising. The Company’s television stations serve Los Angeles, CA, Houston, TX, Denver, CO, New York, NY, Chicago, IL and Miami, FL.
These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate expenses, including transaction costs are not allocated to reportable segments. The Company groups activities that are not considered operating segments in the “Other” category. The Company’s segments operate exclusively in the United States.
The accounting policies as described in the Summary Of Significant Accounting Policies included in Note 1 to these consolidated financial statements, are applied consistently across segments.

Year Ended December 31, 2024	Audio	Video	Corporate and other (1)	Consolidated
Net revenues	$57,534	$38,037	$—	$95,571
Operating expenses excluding depreciation and amortization expense	55,963	50,687	—	106,650
Depreciation and amortization	3,036	2,223	—	5,258
Other segment items(2)	10	—	11,859	11,869
Operating loss	$(1,475)	$(14,873)	$(11,859)	$(28,206)

Year Ended December 31, 2023	Audio	Video	Corporate and other (1)	Consolidated
Net revenues	$32,391	$—	$—	$32,391
Operating expenses excluding depreciation and amortization expense	32,633	—	—	32,633
Depreciation and amortization	568	—	—	568
Other segment items(2)	526	—	5,451	5,977
Operating loss	$(1,336)	$—	$(5,451)	$(6,787)

Total Assets	Audio	Video	Corporate and other (3)	Consolidated
December 31, 2024	198,310	122,748	4,443	$325,501
December 31, 2023	91,674	—	3,817	95,491

(1) Corporate and other is not an operating segment. Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions.

(2) Audio’s other segment items include gain/loss on disposal of assets. Corporate other segment items include corporate expenses including expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions.

(3) Corporate and other is not an operating segment. Corporate and other assets primarily include cash and cash equivalents.
15. SUBSEQUENT EVENTS
The Company evaluated subsequent events from December 31, 2024 through the date these financial statements were issued and except for those noted below has noted no subsequent events after December 31, 2024 for which disclosure is required.
On February 7, 2025, the Company terminated a program licensing agreement which contributed $2.1 million to Current programming rights, $4.5 million to Noncurrent acquired programming rights, $5.9 million to Accounts payable and accrued expenses and $4.5 million to Noncurrent program rights payable, on the consolidated balances sheets as of December 31, 2024.
On March 6, 2025, the Company held a special meeting of shareholders by means of remote communications via a live interactive webcast on the internet. At the Shareholders Meeting, the Company’s shareholders voted to approve the issuance of (i) up to 28,206,152 shares of MediaCo Class A Common Stock, par value $0.01 per share, upon the exercise of a warrant issued in connection with the Company’s acquisition of certain assets of Estrella Broadcasting, Inc. and its subsidiaries, and (ii) 7,051,538 shares of MediaCo Class A Common Stock, par value $0.01 per share, upon the exercise of the option right held by a subsidiary of MediaCo to purchase, or the put right held by Estrella Media, Inc. to sell equity interests of certain broadcast assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of such period because of the material weakness in internal control over financial reporting described below.
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
(b) Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment by management, it was determined that the Company’s internal control over financial reporting was not effective due to the material weakness described below.
We did not design and maintain effective controls over the accounting for the Company’s business combination with Estrella. This included lack of appropriate oversight of third-party valuation specialists and insufficient design and implementation of controls over the completeness and accuracy of data and certain assumptions used in the valuation of intangible assets. We also did not maintain sufficiently competent resources with an appropriate level of accounting knowledge and experience commensurate with the accounting for business combinations.
Remediation Plan for Material Weakness
Management, with the oversight of the Audit Committee, is currently taking actions to remediate the material weakness and is designing and will implement additional processes and controls to address the underlying causes associated with the material weakness described above. We have begun the process to remediate the material weakness and will continue our efforts through fiscal 2025. The remediation efforts include:
•Hiring additional competent and qualified technical accounting and financial reporting personnel with appropriate knowledge and experience of U.S. GAAP and SEC financial reporting requirements;
•Training of new personnel and existing personnel in new roles on proper execution of designed control procedures;
•Designing and implementing controls over nonroutine and complex transactions, including reviews of third-party specialist work and information used in the operation of the controls; and
•Engaging third party experts to assist in analyzing and concluding on complex accounting matters.
The material weakness identified above will not be considered fully remediated until these additional controls and procedures have operated effectively for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate. If not remediated, the material weakness could result in material misstatements to our annual or interim consolidated financial statements that may not be prevented or detected on a timely basis or result in a delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Pursuant to Item 308(b) of Regulation S-K, management’s report is not subject to attestation by our independent registered public accounting firm because the Company is neither an “accelerated filer” nor a “large accelerated filer” as those terms are defined by the SEC.
ITEM 9B. OTHER INFORMATION
None of the Company's directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non
Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the Company's fiscal quarter ended December 31, 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

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
The Company has an Amended and Restated Securities Trading Policy that governs transactions in our securities by our directors, officers, and employees, as well as temporary employees, independent consultants and contractors, and promote compliance with the laws and rules applicable thereto. The Amended and Restated Securities Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.
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
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2021 and 2020 Equity Compensation Plans as of December 31, 2024. Our shareholders have approved these plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Class A common stock
Equity Compensation Plans
Approved by Security Holders	486,717	$0.83	455,275
Equity Compensation Plans
Not Approved by Security Holders	—	—	—
Total	486,717	$0.83	455,275
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
Exhibits
The following exhibits are filed or incorporated by reference as a part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
1.1	At-The-Market Sales Agreement, dated December 12, 2024, by and among MediaCo Holding, Inc., BTIG, LLC and Moelis & Company LLC.		8-K		1.1	12/13/2024
2.1*	Asset Purchase Agreement by and among MediaCo Holding Inc., MediaCo Operations LLC, Estrella Broadcasting, Inc., and SLF LBI Aggregator, LLC, dated April 17, 2024.		8-K		2.1	4/18/2024
3.1	Amended and Restated Articles of Incorporation of MediaCo Holding Inc., as amended.		10-KT	12/31/2019	3.1	3/27/2020
3.2	Articles of Amendment to Articles of Amendment of Amended & Restated Articles of Incorporation.		8-K		3.1	3/27/2023
3.3	Articles of Amendment to Amended & Restated Articles of Incorporation of MediaCo Holding Inc., dated April 17, 2014.		8-K		3.1	4/18/2024
3.4	Amended and Restated Code of Bylaws of MediaCo Holding Inc.		10-K	12/31/2021	3.2	3/24/2022
4.1	Description of Capital Stock.		10-KT	12/31/2019	4.1	3/27/2020
4.2	Class A common stock Purchase Warrant issued by MediaCo Holding Inc. to SLF LBI Aggregator, LLC, dated April 17, 2024.		8-K		4.1	4/18/2024
10.1*	Voting and Support Agreement, by and among Estrella Broadcasting, Inc., MediaCo Holding, Inc., and SG Broadcasting LLC, dated April 17, 2024.		8-K		10.1	4/18/2024
10.2†	MediaCo Holding Inc. 2021 Equity Compensation Plan.		Definitive Proxy		Ex. A	4/2/2021
10.3	Promissory Note, dated as of November 25, 2019, by MediaCo Holding Inc. in favor of Emmis Communications Corporation.		8-K		10.8	11/27/2019
10.4†	Form of Restricted Stock Agreement under 2020 Equity Compensation Plan.		10-Q	6/30/2020	10.2	8/14/2020
10.5	Term Loan Agreement dated as of April 17, 2024, between MediaCo Holding Inc., as Borrower, the financial institutions party thereto as lenders and WhiteHawk Capital Partners LP as Term Agent.		8-K		10.2	4/18/2024
10.6	Second Lien Term Loan Agreement dated as of April 17, 2024, between MediaCo Holding Inc., as Borrower, the financial institutions party thereto as lenders and HPS Investment Partners, LLC as Term Agent.		8-K		10.3	4/18/2024
10.7	Shareholders Agreement by and among MediaCo Holding Inc., SLF LBI Aggregator, LLC, and SG Broadcasting LLC, dated April 17, 2024.		8-K		10.4	4/18/2024

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.8	Registration Rights Agreement by and among MediaCo Holding Inc., SG Broadcasting LLC, and SLF LBI Aggregator, LLC, dated April 17, 2024.		8-K		10.5	4/18/2024
10.9	Option Agreement by and among MediaCo Operations LLC, MediaCo Holding Inc., Estrella Broadcasting, Inc., Estrella Media, Inc., and the other parties named therein, dated April 17, 2024.		10-Q		10.6	9/18/2024
10.10	Network Program Supply Agreement by and among MediaCo Operations LLC and Estrella Media, Inc., dated April 17, 2024.		10-Q		10.7	9/18/2024
10.11	Network Affiliation Agreement by and among MediaCo Operations LLC and Estrella Media, Inc., dated April 17, 2024.		10-Q		10.8	9/18/2024
10.12	First Amendment and Limited Consent to Credit Agreement dated as of September 10, 2024, by and between MediaCo Holding Inc., as Borrower, the financial institutions party thereto as lenders and WhiteHawk Capital Partners LP as Term Agent.		8-K		10.1	9/16/2024
10.13	Limited Consent to Credit Agreement dated as of September 10, 2024, between MediaCo Holding Inc., as Borrower, the financial institutions party thereto as lenders and HPS Investment Partners, LLC, as Term Agent.		8-K		10.2	9/16/2024
10.14†	Separation and General Release Agreement, dated as of October 1, 2024, by and between MediaCo Holding, Inc. and Ann C. Beemish.		8-K		99.1	10/7/2024
10.15	Independent Contractor Consulting Agreement, dated as of October 1, 2024, by and between MediaCo Holding, Inc. and Ann C. Beemish.		8-K		99.2	10/7/2024
10.16	Employee Leasing Agreement.		8-K		10.1	10/30/2024
19	Amended and Restated Securities Trading Policy.	X
21	Subsidiaries of MediaCo Holding Inc.	X
23	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97†	MediaCo Holding Inc. Compensation Recoupment Policy		10-K	12/31/2023	97	4/1/2024
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
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

MEDIACO HOLDING INC.

Date: April 15, 2025	By:	/s/ Alberto Rodriguez
Alberto Rodriguez
Interim Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE

Date: April 15, 2025	/s/ Alberto Rodriquez	Interim Chief Executive Officer and President
	Alberto Rodriguez	(Principal Executive Officer)

Date: April 15, 2025	/s/ Debra DeFelice	Chief Financial Officer and Treasurer
	Debra DeFelice	(Principal Financial Officer and Principal Accounting Officer)

Date: April 15, 2025	/s/ Jacqueline Hernández	Director
Jacqueline Hernández

Date: April 15, 2025	/s/ Colbert Cannon	Director
Colbert Cannon

Date: April 15, 2025	/s/ Andrew P. Glaze	Director
Andrew P. Glaze

Date: April 15, 2025	/s/ Robert L. Greene	Director
Robert L. Greene

Date: April 15, 2025	/s/ Mary Beth McAdaragh Riggio	Director
Mary Beth McAdaragh Riggio

Date: April 15, 2025	/s/ Deborah McDermott	Director
Deborah McDermott

Date: April 15, 2025	/s/ Brett Pertuz	Director
Brett Pertuz

Date: April 15, 2025	/s/ Amit Thakrar	Director
Amit Thakrar