Form 10-K/A
period 2024-12-31
Mediaco Holding Inc.
filed 2025-04-30
CIK 1784254

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

The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of April 18, 2025, was:

41,238,824	Class A Common Shares, $.01 par value
5,413,197	Class B Common Shares, $.01 par value
—	Class C Common Shares, $.01 par value

DOCUMENTS INCORPORATED BY REFERENCE

None in this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE

On April 15, 2025, MediaCo Holding Inc. filed its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Original Filing”), with the Securities and Exchange Commission (the “Commission”).  The Company indicated that it would incorporate Part III of Form 10-K in the Original Filing by reference to the Company’s definitive proxy statement for its 2025 annual meeting of shareholders.  Because the Company does not anticipate filing its definitive proxy statement by April 30, 2025, the Company is filing this Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing and provides the disclosure required by Part III of Form 10-K.

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

Executive Officers

Information about executive officers of MediaCo or its affiliates who are not directors or nominees to be directors, is presented in Part I of the Original Filing under the caption “Information about our Executive Officers.”

Directors

Information about our directors is as follows.

On April 17, 2024, MediaCo consummated the transactions contemplated by that certain asset purchase agreement, dated April 17, 2024 (the “Asset Purchase Agreement”) with Estrella Broadcasting, Inc., a Delaware corporation (“Estrella”), and SLF LBI Aggregator, LLC, a Delaware limited liability company (“Aggregator”) and affiliate of HPS Investment Partners, LLC (“HPS”), pursuant to which MediaCo, through a wholly-owned subsidiary, MediaCo Operations LLC (“Purchaser”), purchased substantially all of the assets of Estrella and its subsidiaries (other than certain broadcast assets owned by Estrella and its subsidiaries, and assumed substantially all of the liabilities of Estrella and its subsidiaries.  In connection with such transactions, MediaCo entered into a shareholders’ agreement with SG Broadcasting (“SG Broadcasting”) and Aggregator (the “Shareholders Agreement”) that, among other things, provides Aggregator the right to designate up to three individuals for election to our Board of Directors (the “Board”) (each such designee, an “Investor Director Designee”), subject to reduction and termination based on certain MediaCo stock ownership requirements (including that such designation right falls away upon Aggregator ceasing to beneficially own at least ten percent (10%) of the fully diluted MediaCo common stock for ten consecutive days).  Ms. Hernández and Messrs. Cannon and Pertuz were designated by Aggregator pursuant to such rights and elected to the Board effective April 17, 2024.

The Board believes that well-functioning boards consist of a diverse collection of individuals that bring a variety of complementary skills. Although the Board does not have a formal policy with regard to the consideration of diversity in identifying directors, diversity is one of the factors that the Board may, pursuant to its charter, take into account in identifying director candidates. Subject to any contractual commitments, the Board generally considers each director eligible for nomination in the broad context of the overall composition of our Board with a view toward constituting a board that, as a body, possesses the appropriate mix of skills and experience to oversee our business. The Board may actively seek candidates that embody elements of diversity in skills, ability, industry knowledge, experience, gender, race and ethnicity. The experience, qualifications, attributes, or skills that led the Board to conclude that each of the members of the Board should serve on the Board are generally described below.

Name, Age, Principal Occupation(s) and Business Experience of Our Directors

Terms expiring in 2025:

Colbert Cannon, Age 49 – (Director since April 2024)

Colbert Cannon is a Managing Director at HPS, an investment firm. Prior to joining HPS in 2017, Mr. Cannon was a Partner and Director of Research at Wingspan Investment Management, a distressed credit investment firm launched in 2013. Prior to Wingspan, Mr. Cannon was a Managing Director at Glenview Capital, where he led the Credit Investment effort from 2009 to 2012.  Prior to joining Glenview, Mr. Cannon was a Principal at Audax Group, a Boston-based Private Equity firm.  Mr. Cannon began his career in Mergers and Acquisitions Investment Banking at Goldman Sachs.  Mr. Cannon holds an AB in Social Studies from Harvard College.

Mr. Cannon was designated by Aggregator pursuant to the Shareholders Agreement and as such elected to the Board effective April 17, 2024. Mr. Cannon brings to the Board an extensive background in financial analysis, operational oversight, and has served on the boards of several media companies.

Robert L. Greene, Age 57 – Class B Director (Director since January 2023)

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

Deborah (“Deb”) A. McDermott, Age 70 – Class B Director (Director since November 2019)

Deb McDermott serves as CEO of Standard Media Group LLC, a broadcast and digital media company. She has a 25-plus year career leading broadcast groups- including COO of Media General, Inc. (“Media General”) and CEO-President of Young Broadcasting (“Young”). As CEO, she spearheaded Young’s successful mergers with Media General and LIN Media. Ultimately, overseeing the combined company’s more than 70 television stations.

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

Terms expiring in 2026:

Jacqueline Hernández, Age 59 – (Director since April 2024)

Jacqueline Hernández served as MediaCo’s Interim Chief Executive Officer from April 17, 2024 to October 28, 2024. Ms. Hernández is a media executive who most recently was Founder and CEO of New Majority Ready, a marketing strategy and content development firm. Prior to starting her own company, she was President of Combate Americas, a leading Hispanic sports franchise. Prior to Combate Americas, Ms. Hernández was Chief Marketing Officer of NBC Universal Hispanic Enterprises and Content and Chief Operation Officer of NBC Universal’s Telemundo Enterprises. Prior to joining NBC Universal, Ms. Hernández was Publisher of People en Español and TEEN People. Prior to joining People en Español, she was Vice President Turner International Advertising. Prior to Turner, Ms. Hernández was Director of Marketing of TIME International. Prior to TIME, Ms. Hernández was Director of Targeted Advertising Sales for the Village Voice. Ms. Hernández began her career in advertising at the Boston Globe. Ms. Hernández currently sits on the board of Victoria’s Secret & Co., and previously served on the board of Estrella Media, Inc. (“Estrella Media”). She holds a BA from Tufts University and an MBA from Baruch College.

Ms. Hernández was designated by Aggregator pursuant to the Shareholders Agreement and as such elected to the Board effective April 17, 2024. Ms. Hernández brings business expertise in transforming business models for growth as well as a rich cultural fluency in understanding and connecting with multicultural consumers.

Mary Beth McAdaragh, Age 61 – Class B Director (Director since November 2019)

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

Amit Thakrar, Age 37 (Director since August 2023)

Amit Thakrar has over 15 years of experience investing in private equity, public equity and special situations strategies across a broad range of industries including most recently as a Partner at Standard General LP, an SEC-registered investment advisor, (“Standard General”) beginning in 2019.  Between 2010 and 2019, he worked at Davidson Kempner Capital Management, OMERS Private Equity, and CIBC World Markets. In addition, he has extensive operating experience, including serving as Executive Vice President of Standard Media Group LLC, a diversified national media company.

Mr. Thakrar received his MBA from Columbia Business School and a Bachelor of Commerce (Honors) from Queen’s University.  Mr. Thakrar brings to the Board a strong investment, financial management and operational background in the media space.

Terms expiring in 2027:

Andrew P. Glaze, Age 46 – Class B Director (Director since November 2019)

Andrew Glaze is the founder and has served as the Chief Investment Officer of Shiro Capital, a financial services company, since 2019. Prior to Shiro Capital, Mr. Glaze served as a Research Analyst at Standard General from 2016 to June 2019. Before joining Standard General, Mr. Glaze was a Managing Director at Claar Advisors, LLC, which he joined in 2014. Mr. Glaze was the founder, and, from 2009 through 2014, the Chief Investment Officer of Emys Capital, LLC. Prior to May 2009 he was an investment banking associate on the Consumer and Leveraged Finance teams at Merrill Lynch. Mr. Glaze began his career in the United States Army where he served as an officer for five years in the 1st Cavalry Division. As part of his service, Mr. Glaze deployed to Baghdad, Iraq for one year where he served with distinction as a Captain and Aviation Brigade Fire Support Officer. Mr. Glaze is a service-disabled veteran. He holds a B.S. from the United States Military Academy at West Point and an MBA from Columbia Business School, where he participated in the highly selective Value Investing Program. Mr. Glaze is a Chartered Financial Analyst.

Mr. Glaze is an experienced investment professional, with substantial expertise in making and supervising investments at all levels of the capital structure. His investment banking experience and investment experience allows Mr. Glaze to provide valuable insights to the Board on capital structure and prospective acquisition opportunities.

Brett Pertuz, Age 51 – (Director since April 2024)

Brett Pertuz is a Managing Director at HPS. Prior to joining HPS in 2018, Mr. Pertuz worked in private equity as a Managing Director first with Bruckmann, Rosser, Sherrill & Co. and later with Altpoint Capital Partners. Mr. Pertuz began his career at Bain & Company in management consulting. Mr. Pertuz holds a BS from the University of Virginia and an MBA from Harvard Business School.

Mr. Pertuz was designated by Aggregator pursuant to the Shareholders Agreement and as such elected to the Board effective April 17, 2024. Mr. Pertuz brings to the Board substantial experience in the financial industry and in private equity and finance transactions.  He has served on the boards of several private companies in a variety of industries.

Corporate Governance

General

MediaCo aspires to the highest ethical standards for our employees, officers and directors, and remains committed to the interests of our shareholders and other constituents. We believe we can achieve these objectives only with a plan for corporate governance that clearly defines responsibilities, sets high standards of conduct and promotes compliance with the law. The Board has adopted formal corporate governance guidelines, as well as policies and procedures designed to foster the appropriate level of corporate governance. Some of these guidelines and procedures are discussed below. For further information, including electronic versions of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, our Audit Committee Charter, our Compensation Committee Charter, and our Complaint Procedure for Accounting and Auditing Matters, please visit the Corporate Governance section of our website (www.MediaCoHolding.com) located under the “Investors” heading.

Board Diversity

Below is the Board Diversity Matrix outlining diversity statistics regarding our Board. In addition to gender and demographic diversity, we also recognize the value of other diverse attributes that directors may bring to our Board, including veterans of the U.S. Military. We are proud to report that of our eight current directors, one is also a military veteran.

Board Diversity Matrix (as of April 18, 2025)

	Female	Male
Total Number of Directors	3	5
Part I: Gender Identity
Directors	3	5
Part II: Demographic Background
African American or Black	—	2
Alaskan Native or Native American	—	—
Asian	—	1
Hispanic or Latinx	1	—
Native Hawaiian or Pacific Islander	—	—
White	2	2
Two or More Races or Ethnicities	—	—
LGBTQ+	—	—
Did Not Disclose Demographic Background	—	—

Code of Ethics

MediaCo has adopted a Code of Business Conduct and Ethics to document the ethical principles and conduct we expect from our employees, officers and directors. A copy of our Code of Business Conduct and Ethics is available in the Corporate Governance section of our website (www.MediaCoHolding.com) located under the “Investors” heading.

Leadership Structure and Risk Oversight

MediaCo’s Corporate Governance Guidelines provide that the chair of the Board (“Board Chair”) is to meet the independence requirements under the applicable The Nasdaq Stock Market, Inc. (“Nasdaq”) listing standards. Our Board has determined that our Board Chair, Deborah McDermott, is an “independent director” under Nasdaq rules. As Board Chair, Ms. McDermott is responsible for, among other matters: (i) setting the agenda for and leading executive sessions of the independent directors, unless a lead director is otherwise appointed by the Board Chair; (ii) briefing the Chief Executive Officer (“CEO”) on issues arising in the executive sessions; (iii) coordinating and developing the agenda for meetings of the Board, in collaboration with the CEO; (iv) convening meetings of the independent directors as necessary or appropriate; and (v) if requested and appropriate, being available for consultation with major shareholders. The Board believes that this structure provides strong independent leadership and oversight for our Company and our Board.

The Board expects the Company’s management to take primary responsibility for identifying material risks the company faces and communicating them to the Board, developing and implementing appropriate risk management strategies responsive to those risks with oversight from the Board, and integrating risk management into the Company’s decision-making processes. The Board, through the Audit Committee on a quarterly basis and as a full Board at least annually, regularly reviews information regarding the company’s credit, liquidity and operational risks, as well as strategies for addressing and managing such risks. In addition, the Compensation Committee monitors the Company’s compensation programs so that such programs do not encourage excessive risk-taking by Company employees.

Communications with Independent Directors

Any employee, officer, shareholder or other interested party who has an interest in communicating with the Board Chair or any other MediaCo independent directors regarding any matter may do so by directing communication to Ms. McDermott addressed to Board Chair, c/o Corporate Secretary, MediaCo Holding Inc., 48 W. 25th Street, Floor 3, New York, New York 10010, by e-mail message to Chair@MediaCoHolding.com. The communication will be delivered to the independent directors as appropriate. For matters related to finance or auditing, a communication should specify that it is directed to the Audit Committee. For matters related to compensation, a communication should specify that it is directed to the Compensation Committee. Messages for any director or the Board as a whole may be delivered through the Board Chair as well.

Consideration of Candidates for Nomination as Director

The Board will consider and evaluate potential nominees submitted by holders of our Class A Common Stock, par value $0.01 per share (“Class A Shares”) to our corporate secretary on or before the date for shareholder nominations specified in the “Shareholder Proposals” section of the Company’s proxy statement. These potential nominees will be considered and evaluated using the same criteria as potential nominees obtained by the Board from other sources, subject to Aggregator’s rights to designate up to three individuals for election to the Board in accordance with the terms of the Shareholders Agreement.

In its assessment of each potential candidate, including those recommended by shareholders, the Board takes into account all factors it considers appropriate, which may include (a) ensuring that the Board, as a whole, is diverse and consists of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise (including expertise that could qualify a director as an “audit committee financial expert,” as that term is defined by the rules of the Commission), local or community ties, (b) minimum individual qualifications, including strength of character, mature judgment, familiarity with our business and related industries, independence of thought and an ability to work collegially, and (c) contractual and other obligations to nominate individuals recommended by SG Broadcasting. The Board also may consider the extent to which the candidate would fill a present need on the Board. After conducting an initial evaluation of a candidate, the Board would be expected to interview that candidate if it believes the candidate might be suitable to be a director and may ask the candidate to meet with certain directors and management. If the Board believes a candidate would be a valuable addition to the Board, it would expect to nominate that candidate as a director.

Certain Committees of the Board

The standing committees of our Board are the Audit Committee and the Compensation Committee. MediaCo is a “controlled company” within the meaning of the Nasdaq listing standards. As such, we are exempt from Nasdaq’s requirement that director nominees be selected exclusively by independent directors constituting a majority of the independent directors of the Board or that MediaCo have a nominations committee comprised solely of independent directors. Accordingly, MediaCo does not have a separate standing nomination and corporate governance committee comprised of independent directors. The responsibilities and functions normally associated with such committee are instead carried out by the full Board.

Audit Committee. The Audit Committee’s primary responsibility is to engage our independent auditors and otherwise to monitor and oversee the audit process. The Audit Committee also undertakes other related responsibilities as summarized in the Report of the Audit Committee, included in the Original Filing, and detailed in the Audit Committee Charter, which is available in the Corporate Governance section of our website (www.MediaCoHolding.com) located under the “Investors” heading. The Board has determined that the members of the Audit Committee, Robert L. Greene (chair), Deborah McDermott, Mary Beth McAdaragh, Brett Pertuz and Amit Thakrar, are independent directors under the Exchange Act and the Nasdaq listing standards. The Board has determined that Mr. Greene is an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K. In making such determination, the Board took into consideration, among other things, the express provision in Item 407(d) of Regulation S-K that the determination that a person is an audit committee financial expert shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on such person as a member of the Audit Committee, nor shall it affect the duties and obligations of other Audit Committee members or the Board of Directors. The Audit Committee held four meetings during the last fiscal year.

Compensation Committee. The Compensation Committee reviews our compensation and benefit plans for executive officers to ensure that our corporate objectives are met, establishes compensation arrangements and approves compensation payments to members of our Board and our executive officers, and generally administers our equity incentive plans. The Compensation Committee’s charter is available in the Corporate Governance section of our website (www.MediaCoHolding.com) located under the “Investors” heading. The members of the Compensation Committee are Deborah McDermott (chair), Colbert Cannon and Mary Beth McAdaragh, all of whom are independent directors under Nasdaq listing standards. The Compensation Committee held three meetings during the last fiscal year.

Additional Committees. The Company also has a Diversity, Equity and Inclusion Committee, the sole member of which is Andrew Glaze, who is an independent director under Nasdaq listing standards.

Meeting Attendance

In 2024, our Board held four meetings, either in person or by telephone. Each director attended at least 75% of the aggregate of (1) the total number of meetings of our Board held while he or she was a director and (2) the total number of meetings held by all committees on which he or she served during the periods that he or she served on the committee.

We believe that communication between our shareholders and the members of our Board is enhanced by the opportunity for personal interaction at our annual meeting of shareholders. Accordingly, we encourage the members of our Board to attend our annual meeting of shareholders whenever possible.

Compensation of Directors

During 2021, the Compensation Committee authorized annual retainers of $75,000 for each director who is not an officer of Emmis, as well as the following retainers for certain committee chairs: $50,000 for Board Chair, $50,000 for Audit Committee Chair, $50,000 for Acquisition Committee Chair, $50,000 for Digital Committee Chair, $50,000 for COVID Committee Chair, and $100,000 for Diversity Committee Chair. However, these amounts remained subject to the previous decision by the directors, made in the summer of 2020, that each of the directors would reduce their annual $75,000 retainers by twenty percent, with Ms. McDermott reducing her retainer by forty percent. This reduction has remained in effect since that time and remains in effect for 2024, except that for 2024, the amount of the reduction is expected to be paid in Class A Shares upon the approval in the future of a new equity compensation plan. Ms. Hernández receives no additional compensation for her service on the Board. Additionally, Mr. Cannon and Mr. Pertuz receive no compensation for their services on the Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
J. Scott Enright	—	—	—	—	—
Andrew P. Glaze	110,000	—	—	—	$110,000
Robert L. Greene	110,000	—	—	—	$110,000
Mary Beth McAdaragh	60,000	—	—	—	$60,000
Deborah A. McDermott	225,632	—	—	—	$225,632
Jeffrey H. Smulyan	—	—	—	—	—
Patrick M. Walsh	—	—	—	—	—
Amit Thakrar	60,000	—	—	—	$60,000

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and any beneficial owner of more than 10% of any class of our equity securities to file with the Commission initial reports of beneficial ownership and reports of changes in ownership of any of our securities. These reports are made on documents referred to as Forms 3, 4 and 5. Our directors and executive officers must also provide us with copies of these reports. We have reviewed the copies of the reports that we have received and any written representations that no Form 5 was required from the individuals required to file the reports that we have received, as well as reviewed Forms 3, 4 and 5 filed with the Commission. Based on this review, we believe that during the year ended December 31, 2024, each of our directors and executive officers and beneficial owners of more than 10% of any class of our equity securities timely complied with applicable reporting requirements for transactions in our equity securities, except (i) Mr. Brian Kei was late in filing his Form 3 in connection with his service as an executive officer and (ii) Mr. Kudjo Sogadzi was late in filing his Form 4 in connection with a grant of shares as compensation for service on the Board in August 2023.

Insider Trading Policy

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

During 2024, we experienced a transition of roles on our executive team following the transactions contemplated by the Asset Purchase Agreement.  As of the end of 2024, we were managed by three executive officers:  Alberto Rodriguez, our Interim Chief Executive Officer, who assumed that role on October 28, 2024; Debra DeFelice, our Chief Financial Officer, who assumed that role on September 26, 2024; and René Santaella, our Chief Operating Officer, who assumed that role on October 29, 2024.  During 2024, we also had two other principial executive officers, who served on an interim basis and are listed in the following table based on applicable provisions of Regulation S-K: Jacqueline Hernández served as our principal executive officer from April 17, 2024 to October 28, 2024 and Kudjo Sogadzi served as our principal executive officer from October 11, 2023 through April 17, 2024.  In addition, Brian Kei served as our Chief Operating Officer from April 18, 2024 through October 24, 2024, and is also listed in the following table based on applicable provisions of Regulation S-K.

The following table sets forth the compensation awarded to, earned by, or paid to Mr. Rodriguez, Ms. DeFelice, Mr. Santaella, Ms. Hernández and Mr. Sogadzi, as approved by the Compensation Committee of our Board, which has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Compensation Committee seeks to ensure that the total compensation paid to the executives is fair, reasonable and competitive.

2024 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) -	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
Alberto Rodriguez	2024	186,723	—	—	—	—	186,723
Interim Chief Executive Officer

Debra DeFelice	2024	226,862	45,000	—	—	305	272,167
Chief Financial Officer

René Santaella	2024	408,854	361,200	—	—	—	770,054
Chief Operating Officer

Jacqueline Hernández	2024	510,203	—	—	—	—	510,203
Former Interim Chief Executive Officer

Kudjo Sogadzi	2024	232,342	—	—	—	176	232,518
Former Principal Executive Officer	2023	92,308	—	100,001(2)	—	176	192,485

Brian Kei	2024	450,694	709,500	—	—	47,594	1,207,788
Former Chief Operating Officer

(1)	These amounts represent:

•	for Ms. DeFelice and Mr. Sogadzi, $305 and $176, respectively, for payments of premiums on long-term disability insurance.
•	for Mr. Kei, consists of payments made upon his separation from the Company, including for accrued and unused paid time off.

(2)	$100,001 reflects the aggregate grant date fair value of stock awards granted to Mr. Sogadzi in 2023, computed in accordance with ASC Topic 718.

OUTSTANDING EQUITY AWARDS AT YEAR-END 2024

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Note Vested ($)(1)
Name	Exercisable	Unexercisable
Alberto Rodriguez	—	—	—	—	—	—
Debra DeFelice	—	—	—	—	—	—
René Santaella	—	—	—	—
Jacqueline Hernández	—	—	—	—	—	—
Kudjo Sogadzi	—	—	—	—	87,741	$100,025
Brian Kei	—	—	—	—	—	—

(1)	Calculated using the $1.14 closing price of our Class A Shares on December 31, 2024.

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

Policies and Practices Related to the Grant of Certain Equity Awards

In response to Item 402(x)(1) of  Regulation S-K, the Company does not currently grant new awards of stock options, stock appreciation rights, or similar option-like instruments. Accordingly, the Company has no specific policy or practice on the timing of awards of such options in relation to the disclosure of material nonpublic information by the Company.  In the event the Company determines to grant new awards of such options, the Board will evaluate the appropriate steps to take in relation to the foregoing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 18, 2025, there were 41,238,824 Class A Shares and 5,413,197 shares of Class B Common Stock, par value $0.01 per share (“Class B Shares”) issued and outstanding. The Class A Shares are entitled to an aggregate of 41,238,824 votes and the Class B Shares are entitled to an aggregate of 54,131,970 votes. The following table shows, as of April 18, 2025, the number of shares and percentage of our Class A Shares and Class B Shares held by each person known to us to own beneficially more than five percent of the issued and outstanding Class A Shares or Class B Shares, by our named executive officers and our directors, and by our named executive officers and directors as a group. Unless otherwise specified, the address of each person listed is: c/o MediaCo Holding Inc., 48 W. 25th Street, Floor 3, New York, NY 10010.

	Class A Shares			Class B Shares
Five Percent Shareholders, Directors, Nominees and Named Executive Officers	Amount and Nature of Beneficial Ownership Class A Shares (1) (2)		Percent of Class	Amount and Nature of Beneficial Ownership Class B Shares (1)	Percent of Class	Total Beneficial Ownership of Outstanding MediaCo Interests (2)	Percent of Total Voting Power of Outstanding MediaCo Interests
Standard General, L.P.	42,945,193	(3)	92.05%	5,413,197	100.00%	42,945,193	96.11%
Named Executive Officers:
Alberto Rodriquez	—		*	—	—%	—	*
Debra DeFelice	71,425		*	—	—%	71,425	*
René Santaella	—		*	—	—%	—	*
Jacqueline Hernández	—		*	—	—%	—	*
Kudjo Sogadzi	27,364		*	—	—%	27,364	*
Brian Kei	—		*	—	—%	—	*
Directors:
Colbert Cannon	—		*	—	—%	—	*
Andrew P. Glaze	124,020		*	—	—%	124,020	*
Robert L. Greene	20,849		*	—	—%	20,849	*
Mary Beth McAdaragh	37,789		*	—	—%	37,789	*
Deborah A. McDermott	47,348		*	—	—%	47,348	*
Brett Pertuz	—		*	—	—%	—	*
Amit Thakrar	12,856		*	—	—%	12,856	*
All Executive Officers and Directors as a Group (11 persons)(4)	314,287		*	—	—%	314,287	*
Other 5% Shareholders:
HPS Group GP, LLC(5)	35,257,690		46.09%	—	—%	35,257,690	26.99%

* Less than 1%.

(1) Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the securities shown to be owned by such shareholder. The inclusion herein of securities listed as beneficially owned does not constitute an admission of beneficial ownership.
(2) As Class B Shares are convertible into Class A Shares at the election of the holder, the beneficial ownership reported herein assumes that the beneficial owner (and no other shareholder) elected to convert all Class B Shares beneficially owned by such beneficial owner into Class A Shares.
(3) Includes 5,413,197 Class B Shares. All shares beneficially owned by Standard General are held by SG Broadcasting and certain funds. Soohyung Kim is the managing member and Standard General serves as investment manager for SG Broadcasting and such funds. Mr. Kim is the managing partner and chief investment officer of Standard General and a director of the general partner of Standard General. By virtue of the foregoing, Standard General and Mr. Kim may be deemed to beneficially own these shares. Each of Mr. Kim and Standard General disclaims beneficial ownership of the shares reported except to the extent of its or his pecuniary interest in such shares. The principal address of Standard General is 767 Fifth Avenue, 12th Floor, New York, NY 10153.
(4) All Executive Officers and Directors as a Group does not include Kudjo Sogadzi, the Company’s former Interim President, and Brian Kei, the Company’s former Chief Operating Officer, since they were not serving as executive officers as of December 31, 2024.
(5) Represents (i) 28,206,152 Class A Shares issuable upon the exercise of the Class A Common Stock Purchase Warrant (the “Warrant”) issued by the Company to Aggregator on April 17, 2024 and (ii) 7,051,538 Class A Shares issuable upon the exercise of a right of Estrella Media, a subsidiary of Aggregator, to put the equity interests of certain subsidiaries holding certain broadcast assets (the “Put Option”).  Scott Kapnick is the sole member of HPS Group GP, LLC, which is the non-member manager of Aggregator. Estrella Media is indirectly wholly owned by Aggregator. By virtue of the foregoing, Scott Kapnick, Aggregator and Estrella Media may be deemed to beneficially own these shares. The principal address of HPS Group GP, LLC is 40 W 57th Street, 33rd Floor, New York, NY 10019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Independent Directors

Our Board currently consists of eight members. Of these, our Board has determined that seven (Mses. McAdaragh and McDermott, and Messrs. Cannon, Glaze, Greene, Pertuz and Thakrar) qualify as “independent directors” under the listing standards of Nasdaq. In addition, MediaCo is a “Controlled Company” as defined in the Nasdaq listing standards. The company is, therefore, pursuant to Nasdaq Marketplace Rule 5615(c)(2), exempt from certain aspects of Nasdaq’s listing standards relating to independent directors.

Transactions With Related Persons

Transaction with Estrella

Asset Purchase Agreement

On April 17, 2024, MediaCo and Purchaser, entered into the Asset Purchase Agreement, pursuant to which Purchaser purchased substantially all of the assets of Estrella and its subsidiaries (other than certain broadcast assets owned by Estrella and its subsidiaries (the “Estrella Broadcast Assets”)) (the “Purchased Assets”), and assumed substantially all of the liabilities (the “Assumed Liabilities”) of Estrella and its subsidiaries.

MediaCo provided the following consideration for the Purchased Assets:

i.          A warrant (the “Warrant”) to purchase up to 28,206,152 Class A Shares;

ii.         60,000 shares of a newly designated series of MediaCo’s preferred stock designated as “Series B Preferred Stock” (the “Series B Preferred Stock”), the terms of which are described below;

iii.        A term loan in the principal amount of $30.0 million under the Second Lien Credit Agreement (as defined below) (the “Second Lien Term Loan”); and

iv.        An aggregate cash payment in the amount of approximately $30.0 million to be used, in part, for the repayment of certain indebtedness of Estrella and payment of certain Estrella transaction expenses.

The shares of Class A Shares issuable upon the exercise of the Warrant and the shares of Class A Shares issuable upon the exercise of the Option Agreement (as defined below) represented approximately 43% of the outstanding shares of Class A Shares on a fully diluted basis (assuming the full exercise of the Warrant and the Option Agreement).

The Warrant, the shares of Series B Preferred Stock and the Second Lien Term Loan are initially held by an affiliate of HPS.

The Asset Purchase Agreement required MediaCo to prepare and file with the Commission a proxy statement to be sent to MediaCo shareholders relating to a special meeting of MediaCo shareholders (the “Shareholders Meeting”) to be held to consider approval of the issuance of shares of Class A Shares upon exercise of the Warrant and the issuance of shares of Class A Shares pursuant to the Option Agreement (the “Proposal”). The Board directed the Proposal be submitted to a vote at the Shareholders Meeting and recommended that MediaCo’s shareholders vote in favor of approval of the Proposal. On March 6, 2025, the shareholders voted to approve the Proposal.

The Asset Purchase Agreement includes representations, warranties and covenants of the parties customary for a transaction of this nature.

Option Agreement

On April 17, 2024, in connection with the Transactions contemplated by the Asset Purchase Agreement (the “Transactions”), MediaCo and Purchaser entered into an Option Agreement (the “Option Agreement”) with Estrella and certain subsidiaries of Estrella pursuant to which (i) Purchaser was granted the option to purchase 100% of the equity interests of certain subsidiaries of Estrella holding the Estrella Broadcast Assets (the “Option Subsidiaries Equity”) in exchange for 7,051,538 shares of Class A Shares, and (ii) Estrella was granted the right to put the Option Subsidiaries Equity to Purchaser for the same consideration beginning six months after the date of the closing of the Transactions (the “Closing Date”).

Voting and Support Agreement

On April 17, 2024, in connection with the Transactions, SG Broadcasting, the holder of shares of Class A Shares and Class B Shares representing a majority of the voting power of the shares of MediaCo, entered into a Voting and Support Agreement with MediaCo and Estrella (the “Voting and Support Agreement”), pursuant to which SG Broadcasting agreed to, among other things, and subject to the terms and conditions set forth therein, at any meeting of MediaCo shareholders (including the Shareholders Meeting), or at any adjournment or postponement thereof, vote in favor of the Proposal and against any action or proposal that would reasonably be expected to prevent or materially delay consummation of the Proposal. The Voting Agreement also includes certain customary restrictions on SG Broadcasting’s ability to transfer its shares of MediaCo stock. The Voting Agreement will automatically terminate upon the date on which the Proposal is approved.

Warrant

On April 17, 2024, in connection with the Transactions, MediaCo issued the Warrant, which provides for the purchase of up to 28,206,152 shares of Class A Shares (the “Warrant Shares”), subject to customary adjustments as set forth in the Warrant, at an exercise price per share of $0.00001.  Subject to certain limitations, the Warrant also provides that the Warrant holder has the right to participate in distributions on Class A Shares on an as-exercised basis.  The Warrant further provides that in no event shall the aggregate number of Warrant Shares issuable to the Warrant holder upon exercise of the Warrant exceed 19.9% of the aggregate number of shares of common stock of MediaCo outstanding, or the voting power of such outstanding shares of common stock, on the business day immediately preceding the issue date for such Warrant Shares, calculated in accordance with the applicable rules of Nasdaq, unless and until the Proposal has been approved.

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

Shareholders Agreement

On April 17, 2024, in connection with the Transactions, MediaCo entered into a shareholders’ agreement with SG Broadcasting and Aggregator (the “Shareholders Agreement”). The Shareholders Agreement provides Aggregator (i) the right to designate up to three individuals for election to the Board (each such designee, an “Investor Director Designee”), subject to reduction and termination based on certain MediaCo stock ownership requirements (including that such designation right falls away upon Aggregator ceasing to beneficially own at least ten percent (10%) of the fully diluted MediaCo common stock for ten consecutive days), and (ii) certain consent rights over material actions taken by MediaCo.

Registration Rights Agreement

On April 17, 2024, in connection with the Transactions, MediaCo entered into a registration rights agreement with SG Broadcasting and Aggregator (the “Registration Rights Agreement”), pursuant to which MediaCo has granted each of SG Broadcasting and Aggregator customary underwritten shelf takedown and piggyback rights with respect to the registration of shares of Class A Shares with the Commission under the Securities Act of 1933, as amended (the “Securities Act”).  In addition, MediaCo has agreed to prepare and file within three months of the Closing Date a registration statement covering the sale or distribution of shares of Class A Shares held by SG Broadcasting and Aggregator.

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

Relationship and Agreements with Emmis

MediaCo was formed by Emmis Communications Corporation (“Emmis”) in connection with a transaction (the “Emmis Transactions”) with SG Broadcasting that involved, among other things, Emmis conveying the assets of radio stations WBLS-FM and WQHT-FM (the “New York Radio Stations”) to MediaCo (the “Separation”) and distributing (the “Distribution”) all of MediaCo’s Class A Shares to all of Emmis’ shareholders pro rata. Emmis and the Company operate separately, each as an independent public company. In connection with the Separation, we and Emmis entered into certain agreements to affect the separation of our business from Emmis and govern our relationship with Emmis after the Separation. The following is a summary of the terms of the material agreements that we have entered into with Emmis. These summaries set forth the terms of the agreements that we believe are material and are qualified in their entirety by reference to the full text of such agreements.

Transaction Agreement

On June 28, 2019, we entered into a certain Contribution and Distribution Agreement with Emmis and SG Broadcasting (the “Transaction Agreement”). The Transaction Agreement sets forth our agreements with Emmis and SG Broadcasting regarding the principal actions to be taken in connection with the Emmis Transactions. The Transaction Agreement identified assets to be transferred, liabilities to be assumed and contracts to be assigned to the Company as part of the separation, and it provided for when and how these transfers, assumptions and assignments will occur.

Initial Contribution, SG Broadcasting Investment, Purchase Price and Adjustment. At the closing of the Emmis Transactions and pursuant to the terms of the Transaction Agreement, SG Broadcasting made an investment in MediaCo (the “Initial SG Broadcasting Investment”) consisting of $41,500,000 plus the $6,250,000 for additional working capital purposes. As consideration for the SG Broadcasting Investment, MediaCo issued to SG Broadcasting a convertible promissory note payable by MediaCo in the amount of $6,250,000 (the “Original SG Broadcasting Promissory Note”) and issued to SG Broadcasting 5,359,753 Class B Shares, which constituted all of the issued and outstanding Class B Shares, representing in the aggregate an approximately 76.28% equity ownership interest and 96.98% of the outstanding voting interests of MediaCo immediately following the Emmis Transactions. Contemporaneously, Emmis contributed the assets of the NY Radio Stations to MediaCo and MediaCo paid to Emmis the sum of $91,500,000 (the “Purchase Price”), issued the Emmis Promissory Note, secured the use of $5,000,000 of working capital from Emmis which was required to be repaid within nine months following the closing of the Emmis Transactions (and was so repaid), and issued to Emmis 1,666,667 Class A Shares, which constituted all of the issued and outstanding Class A Shares and represented in the aggregate approximately 23.72% equity ownership interest and 3.02% of the outstanding voting interests of MediaCo immediately following the Emmis Transactions. In connection with the Distribution, Emmis was issued an additional 16,619 Class A Shares in order to enable 0.1265 Class A Shares to be distributed for each share of Emmis common stock outstanding, and SG Broadcasting was issued an additional 53,444 Class B Shares to enable SG Broadcasting to retain its proportionate ownership percentage in MediaCo.

Contemporaneously with the close of the Emmis Transactions, to fund the Purchase Price, the Company entered into a five-year senior secured term loan agreement (the “Senior Credit Facility”) by and among MediaCo Holding Inc., the other parties designated as borrowers thereto, the financial institutions from time to time party thereto, and GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent. The Senior Credit Facility originally provided for initial borrowings of up to $50,000,000, which net proceeds, along with the proceeds from the Initial SG Broadcasting and the Original SG Broadcasting Promissory Note, were paid to Emmis as consideration for the NY Radio Stations, as well as one tranche of additional borrowings of $25,000,000. On December 13, 2019, the Company entered into an amendment and restatement of the Senior Credit Facility (the “Amended and Restated Senior Credit Facility”) to provide for an additional approximately $23,500,000 in incremental term loans, the proceeds of which were used to fund the Company’s obligations in connection with the transactions.

On December 9, 2022, following the consummation of the transactions contemplated by the Purchase Agreement, the Company repaid in full, without penalty, all of its obligations under the Senior Credit Facility, which was terminated at that time.

Indemnification. The Transaction Agreement provides for releases with respect to pre closing claims arising from the Emmis Transactions, and with respect to post Distribution claims, except as otherwise provided in the Transaction Agreement, indemnifications principally designed to place financial responsibility for obligations and liabilities allocated to MediaCo under the Transaction Agreement with MediaCo and financial responsibility for obligations and liabilities allocated to Emmis under the Transaction Agreement with Emmis. Other than in limited circumstances, Emmis shall only be responsible for certain breaches of representations and warranties if losses exceed one percent (1%) and the maximum recovery is limited to ten percent (10%) of the Purchase Price.

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

On August 19, 2022, Emmis exercised its right under the Emmis Convertible Promissory Note to convert thirty thousand dollars ($30,000.00) of the outstanding principal for 11,000 shares of the Company’s Class A Shares. On December 21, 2022, Emmis exercised its right under the Emmis Convertible Promissory Note to convert $0.9 million of the outstanding principal and $0.1 million of accrued but unpaid interest for 0.8 million shares of the Company’s Class A Shares.

The Emmis Convertible Promissory Note matured on November 25, 2024 and was settled in cash.

Shared Services Agreements

At closing of the Emmis Transactions, we entered into two Shared Services Agreements with Emmis. Historically, Emmis has operated radio stations WLIB AM and WEPN FM (which were retained by Emmis) from many of the same facilities and using many of the same personnel as used in the operation of NY Radio Stations. The Shared Services Agreements became operative as of the completion of the Separation to allow Emmis to continue to use MediaCo’s facilities, equipment and personnel consistent with past practices. Emmis is to reimburse MediaCo for all incremental out of pocket costs and expenses incurred by MediaCo in connection with this arrangement.

Antenna Site Agreement

At closing of the Emmis Transactions, we entered into an Antenna Site Agreement with WLIB. Historically, WBLS FM has used the antenna site owned by WLIB in Lyndhurst, New Jersey as an emergency backup site from which to broadcast WBLS FM’s programs in the event its other broadcast antennas are unavailable. The Antenna Site Agreement allows WBLS FM antenna space on the WLIB tower, as well as ground space for WBLS FM transmission equipment. The Antenna Site Agreement is to last for an initial term of 20 years, with two automatic renewal periods of 10 years each, unless MediaCo provides notice to WLIB of its intention to not renew the lease for an additional term. MediaCo is to pay to WLIB an annual license fee of ten dollars ($10.00).

Previously Terminated Agreements

At closing of the Emmis Transactions, MediaCo entered into an Employee Leasing Agreement, a Management Agreement and a Local Programming and Marketing Agreement with Emmis. All of such agreements were terminated by mutual agreement prior to 2022.

Relationship and Agreements with SG Broadcasting

At the closing of the Emmis Transactions and pursuant to the terms of the Transaction Agreement, SG Broadcasting made the Initial SG Broadcasting Investment. As consideration for the Initial SG Broadcasting Investment, MediaCo issued to SG Broadcasting the Original SG Broadcasting Promissory Note and 5,359,753 Class B Shares, which constituted all of the issued and outstanding Class B Shares, representing in the aggregate an approximately 76.28% equity ownership interest and 96.98% of the outstanding voting interests of MediaCo immediately following the Emmis Transactions. Following closing of the Emmis Transactions, SG Broadcasting owns all of the issued and outstanding Class B Shares, representing an approximately 76.28% equity ownership interest and a 96.98% voting interest in MediaCo.

On February 28, 2020, MediaCo amended and restated the Original SG Promissory Note to allow SG Broadcasting to fund up to an additional $4 million (the “Amended and Restated SG Promissory Note”), and on March 27, 2020, further amended and restated the Amended and Restated SG Promissory Note to allow SG Broadcasting to fund up to an additional $9.75 million (the “Second Amended and Restated SG Promissory Note”). On September 30, 2020, SG Broadcasting loaned an additional $0.3 million to the Company pursuant to an additional SG Broadcasting Promissory Note (the “Second SG Promissory Note, and together with the Amended and Restated SG Promissory Note, the “SG Broadcasting Notes”). The SG Broadcasting Notes carry interest at a base rate equal to the interest on any senior credit facility, or if no senior credit facility is outstanding, of 6.00%, and an additional increase of 1.00% following the second anniversary of the date of issuance and additional increases of 1.00% following each successive anniversary thereafter. The SG Broadcasting Notes will have a maturity date of six (6) months after the fifth (5th) anniversary of execution of the Original SG Promissory Note. Additionally, the SG Broadcasting Notes will be payable in interest in kind through maturity. Subject to the Share Cap (as defined in Proposal 3), the SG Broadcasting Notes are convertible into Class A Shares at the option of SG Broadcasting at a strike price equal to the thirty (30) day volume weighted average price of the Class A Shares on the date of conversion. On July 28, 2022, SG Broadcasting exercised its right under the SG Broadcasting Promissory Notes to fully convert the outstanding principal and accrued but unpaid interest into the Company’s Class A Shares, and the 2019/2020 SG Broadcasting Promissory Notes were terminated at that time, while the May 2021 SG Broadcasting Promissory Note remains outstanding, but with no amounts outstanding as of December 31, 2022.

On April 17, 2024, SG Broadcasting entered into the Voting and Support Agreement. See “— Transaction with Estrella” for more information.

On October 29, 2024, the Company and Standard Media Group LLC (“SMG”) entered into an Employee Leasing Agreement, effective as of October 1, 2024 (the “Leasing Agreement”). SMG is a wholly-owned subsidiary of Standard General. Standard General is an affiliate of the controlling shareholder of the Company, SG Broadcasting. Under the Leasing Agreement, the Company obtained the services of several SMG employees to serve various roles for the Company, including with respect to the legal, digital products, broadcast IT, and news operations function. The Leasing Agreement is an at-cost arrangement, with the Company paying only for a percentage of the actual cost of employing each leased employee, with no markup or service fees above the Company’s share of the actual fully-loaded cost of each leased employee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Registered Public Accountants

The following table sets forth the fees (including cost reimbursements) paid to Ernst & Young LLP (Indianapolis, IN, PCAOB ID 42) for the year ended December 31, 2023 and December 31, 2024, for various categories of professional services they performed as our independent registered public accountants.

	Year ended December 31, 2023	Year ended December 31, 2024
Audit Fees	$392,750	$704,250
Audit-Related Fees	118,000	947,968
Tax Fees	0	16,265
All Other Fees	0	0
Total Fees	$510,750	$1,668,483

(1)          Includes audit related fees incurred and expensed.

(2)         In 2024, other audit fees incurred related to the Estrella Acquisition and our at-the-market offering. In 2023, other audit fees incurred related to the annual comfort letter relating to our at-the-market offering, the divestiture of our outdoor advertising business, and discontinued operations.

Engagement of the Independent Registered Public Accountants and Approval of Services

During the year ended December 31, 2024, prior to engaging the independent registered public accountants to render the above services and pursuant to its charter, the Audit Committee approved the engagement for each of the services and determined that the provision of such services by the independent registered public accountants was compatible with the maintenance of Ernst & Young LLP’s independence in the conduct of its auditing services. Under its current charter, it is the policy of the Audit Committee (or in certain instances, the chairman of the Audit Committee) to pre-approve the retention of the independent registered public accountants for any audit services and for any non-audit services, including tax services. No services were performed during the fiscal year ended December 31, 2024, under the de minimis exception in Rule 2-01(c) (7)(i)(C) of Regulation S-X.

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

Exhibits

The following exhibits are filed or incorporated by reference as a part of this report (unless otherwise indicated, (i) each filed document from which an exhibit has been incorporated has been filed by the Company, and (ii) the file number with respect to each filed document is 1-39029):

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

1.1	At-The-Market Sales Agreement, dated December 12, 2024, by and among MediaCo Holding, Inc., BTIG, LLC and Moelis & Company LLC.		8-K		1.1	12/13/2024
2.1*	Asset Purchase Agreement by and among MediaCo Holding Inc., MediaCo Operations LLC, Estrella Broadcasting, Inc., and SLF LBI Aggregator, LLC, dated April 17, 2024.		8-K		2.1	4/18/2024
3.1	Amended and Restated Articles of Incorporation of MediaCo Holding Inc., as amended.		10-KT	12/31/2019	3.1	3/27/2020
3.2	Articles of Amendment to Articles of Amendment of Amended & Restated Articles of Incorporation		8-K		3.1	3/27/2023
3.3	Articles of Amendment to Amended & Restated Articles of Incorporation of MediaCo Holding Inc., dated April 17, 2014.		8-K		3.1	4/18/2024
3.4	Amended and Restated Code of Bylaws of MediaCo Holding Inc.		10-K	12/31/2021	3.2	3/24/2022
4.1	Description of Capital Stock		10-KT	12/31/2019	4.1	3/27/2020
4.2	Class A Common Stock Purchase Warrant issued by MediaCo Holding Inc. to SLF LBI Aggregator, LLC, dated April 17, 2024.		8-K		4.1	4/18/2024
10.1*	Voting and Support Agreement, by and among Estrella Broadcasting, Inc., MediaCo Holding, Inc., and SG Broadcasting LLC, dated April 17, 2024.		8-K		10.1	4/18/2024
10.2†	MediaCo Holding Inc. 2021 Equity Compensation Plan		Definitive Proxy		Ex. A	4/2/2021
10.3	Promissory Note, dated as of November 25, 2019, by MediaCo Holding Inc. in favor of Emmis Communications Corporation		8-K		10.8	11/27/2019
10.4†	Form of Restricted Stock Agreement under 2020 Equity Compensation Plan.		10-Q	6/30/2020	10.2	8/14/2020

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.5	Term Loan Agreement dated as of April 17, 2024, between MediaCo Holding Inc., as Borrower, the financial institutions party thereto as lenders and WhiteHawk Capital Partners LP as Term Agent.		8-K		10.2	4/18/2024
10.6	Second Lien Term Loan Agreement dated as of April 17, 2024, between MediaCo Holding Inc., as Borrower, the financial institutions party thereto as lenders and HPS Investment Partners, LLC as Term Agent.		8-K		10.3	4/18/2024
10.7	Shareholders Agreement by and among MediaCo Holding Inc., SLF LBI Aggregator, LLC, and SG Broadcasting LLC, dated April 17, 2024.		8-K		10.4	4/18/2024
10.8	Registration Rights Agreement by and among MediaCo Holding Inc., SG Broadcasting LLC, and SLF LBI Aggregator, LLC, dated April 17, 2024.		8-K		10.5	4/18/2024
10.9	Option Agreement by and among MediaCo Operations LLC, MediaCo Holding Inc., Estrella Broadcasting, Inc., Estrella Media, Inc., and the other parties named therein, dated April 17, 2024.		10-Q	6/30/2024	10.6	9/18/2024
10.10	Network Program Supply Agreement by and among MediaCo Operations LLC and Estrella Media, Inc., dated April 17, 2024.		10-Q	6/30/2024	10.7	9/18/2024
10.11	Network Affiliation Agreement by and among MediaCo Operations LLC and Estrella Media, Inc., dated April 17, 2024.		10-Q	6/30/2024	10.8	9/18/2024
10.12	First Amendment and Limited Consent to Credit Agreement dated as of September 10, 2024, by and between MediaCo Holding Inc., as Borrower, the financial institutions party thereto as lenders and WhiteHawk Capital Partners LP as Term Agent.		8-K		10.1	9/16/2024
10.13	Limited Consent to Credit Agreement dated as of September 10, 2024, between MediaCo Holding Inc., as Borrower, the financial institutions party thereto as lenders and HPS Investment Partners, LLC, as Term Agent.		8-K		10.2	9/16/2024
10.14†	Separation and General Release Agreement, dated as of October 1, 2024, by and between MediaCo Holding, Inc. and Ann C. Beemish.		8-K		99.1	10/7/2024
10.15†	Independent Contractor Consulting Agreement, dated as of October 1, 2024, by and between MediaCo Holding, Inc. and Ann C. Beemish.		8-K		99.2	10/7/2024
10.16	Employee Leasing Agreement.		8-K		10.1	10/30/2024
19	Amended and Restated Securities Trading Policy.		10-K	12/31/2024	19	4/15/2025
21	Subsidiaries of MediaCo Holding Inc.		10-K	12/31/2024	19	4/15/2025

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
23	Consent of Independent Registered Public Accounting Firm		10-K	12/31/2024	23	4/15/2025
31.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	12/31/2024	32.1	4/15/2025
32.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	12/31/2024	32.2	4/15/2025
97†	MediaCo Holding Inc. Compensation Recoupment Policy		10-K	12/31/2023	97	4/1/2024
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

+	The Registrant will furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

†	Constitutes a management contract or compensatory plan or arrangement.

*
Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACO HOLDING INC.

Date: April 30, 2025	By:	/s/ Alberto Rodriguez
Alberto Rodriguez
Interim Chief Executive Officer and President (Principal Executive Officer)

Date: April 30, 2025	By:	/s/ Debra DeFelice
Debra DeFelice
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)