Form 10-Q
period 2025-03-31
Mediaco Holding Inc.
filed 2025-05-20
CIK 1784254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 001-39029
______________________________________
MEDIACO HOLDING INC.
(Exact name of registrant as specified in its charter)
______________________________________
Indiana
(State or other jurisdiction of incorporation or organization)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐    No   ☒
The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of May 9, 2025, was:

48,268,088	Shares of Class A common stock, $.01 Par Value
5,413,197	Shares of Class B common stock, $.01 Par Value
—	Shares of Class C common stock, $.01 Par Value

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
NET REVENUES	$28,030	$6,706
OPERATING EXPENSES:
Operating expenses	29,212	6,650
Corporate expenses	1,593	3,390
Depreciation and amortization	1,769	133
Loss on disposal of assets	139	—
Total operating expenses	32,713	10,173
OPERATING LOSS	(4,683)	(3,467)
OTHER INCOME (EXPENSE):
Interest expense, net	(3,754)	(136)
Other income	111	10
Total other expense	(3,643)	(126)
LOSS BEFORE INCOME TAXES	(8,326)	(3,593)
PROVISION FOR INCOME TAXES	280	84
NET LOSS	(8,606)	(3,677)
Net income attributable to noncontrolling interest	197	—
PREFERRED STOCK DIVIDENDS	—	723
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(8,803)	$(4,400)

Net loss per share attributable to common shareholders - basic and diluted	$(0.12)	$(0.18)

Weighted-average common shares outstanding - basic and diluted	74,452	25,080
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
(in thousands, except share data)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,270	$4,443
Accounts receivable, net of allowance for credit losses of $872 and $1,079, respectively	29,987	30,745
Current programming rights	606	2,781
Prepaid expenses and other current assets	1,709	1,307
Total current assets	38,572	39,276
PROPERTY AND EQUIPMENT, NET	19,682	20,349
GOODWILL	28,338	28,338
OTHER INTANGIBLE ASSETS, NET	178,060	178,889
OPERATING LEASE RIGHT OF USE ASSETS	47,327	48,067
FINANCE LEASE RIGHT OF USE ASSETS	2,468	2,623
NONCURRENT ACQUIRED PROGRAMMING RIGHTS	296	5,022
DEPOSITS AND OTHER	2,912	2,937
Total assets	$317,655	$325,501
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$38,511	$36,435
Deferred revenue	12,387	10,921
Operating lease liabilities	6,468	6,401
Finance lease liabilities	730	723
Income taxes payable	2,023	2,023
Other current liabilities	773	788
Total current liabilities	60,892	57,291
LONG TERM DEBT, NET OF CURRENT	70,915	70,172
SERIES B PREFERRED STOCK	36,914	35,553
WARRANT SHARES	—	32,155
OPERATING LEASE LIABILITIES, NET OF CURRENT	37,122	37,634
FINANCE LEASE LIABILITIES, NET OF CURRENT	1,920	2,038
ASSET RETIREMENT OBLIGATIONS	206	200
DEFERRED INCOME TAXES	3,172	2,935
NONCURRENT PROGRAM RIGHTS PAYABLE	—	4,547
OTHER NONCURRENT LIABILITIES	463	455
Total liabilities	211,604	242,980
COMMITMENTS AND CONTINGENCIES (See Note 7)
EQUITY:
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 41,227,520 shares and 41,274,103 shares at March 31, 2025, and December 31, 2024, respectively	412	413
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 5,413,197 shares at March 31, 2025, and December 31, 2024	54	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Warrant Shares	32,155	—
Additional paid-in capital	89,708	89,726
Accumulated deficit	(36,877)	(28,074)
Total equity	85,452	62,119
Noncontrolling interests	20,599	20,402
Total equity and noncontrolling interests	106,051	82,521
Total liabilities and equity and noncontrolling interests	$317,655	$325,501
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A common stock		Class B common stock		Warrant Shares	Additional paid-in capital	Accumulated Deficit	Noncontrolling Interests	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2024	41,274,103	$413	5,413,197	$54	$—	$89,726	$(28,074)	$20,402	$82,521
Net (loss) income	—	—	—	—	—	—	(8,803)	197	(8,606)
Sale of class A common shares	7,240	—	—	—	—	8	—	—	8
Issuance of class A to employees, officers and directors, net of withholdings	(53,823)	(1)	—	—	—	(26)	—	—	(27)
Warrant shares	—	—	—	—	32,155	—	—	—	32,155
BALANCE, MARCH 31, 2025	41,227,520	$412	5,413,197	$54	$32,155	$89,708	$(36,877)	$20,599	$106,051

BALANCE, DECEMBER 31, 2023	20,741,865	$210	5,413,197	$54	$—	$60,294	$(23,148)	$—	$37,410
Net loss	—	—	—	—	—	—	(3,677)	—	(3,677)
Issuance of class A to employees, officers and directors, net of withholdings	(151,993)	(4)	—	—	—	291	—	—	287
Repurchase of class A common shares	(11,304)	—	—	—	—	(7)	—	—	(7)
Preferred stock dividends	—	—	—	—	—	—	(723)	—	(723)
BALANCE, MARCH 31, 2024	20,578,568	$206	5,413,197	$54	$—	$60,578	$(27,548)	$—	$33,290
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(8,606)	$(3,677)
Adjustments to reconcile net loss to net cash provided by operating activities -
Depreciation and amortization	1,769	133
Amortization of deferred financing costs, including original issue discount	152	—
Accretion of Preferred Series B Shares and Second Lien Term Loan	539	—
Noncash interest expense	1,414	—
Noncash lease expense	740	85
Allowance for credit losses	(207)	25
Provision for deferred income taxes	280	75
Stock compensation expense	38	364
Loss on sale of property and equipment	139	—
Other noncash items	2	2
Changes in assets and liabilities
Accounts receivable	965	(34)
Prepaid expenses and other current assets	1,739	(1,035)
Other assets	4,756	(331)
Accounts payable and accrued liabilities	1,995	4,210
Deferred revenue	1,343	271
Operating lease liabilities	(445)	186
Income taxes	—	(29)
Other liabilities	(4,556)	167
Net cash provided by operating activities	2,057	412
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(55)	(26)
Purchases of internally-created software	—	(146)
Net cash used in investing activities	(55)	(172)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of class A common stock	8	—
Repurchases of class A common stock	—	(7)
Finance lease principal payments	(111)	—
Settlement of tax withholding obligations	(65)	(73)
Net cash used in financing activities	(168)	(80)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,834	160
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	6,933	7,071
End of period	8,767	7,231
Cash, cash equivalents and restricted cash at end of period	$8,767	$7,231
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,531	$—
Cash paid for income taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING:
Capital expenditures received in exchange for liabilities included in deferred revenue	$123	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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
On April 17, 2024, MediaCo Holding Inc. and its wholly-owned subsidiary MediaCo Operations LLC, a Delaware limited liability company (“Purchaser”), entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Estrella Broadcasting, Inc., a Delaware corporation (“Estrella”), and SLF LBI Aggregator, LLC, a Delaware limited liability company (“Aggregator”) and an affiliate of HPS Investment Partners, LLC (“HPS”), pursuant to which Purchaser purchased substantially all of the assets of Estrella and its subsidiaries (other than certain broadcast assets owned by Estrella and its subsidiaries (the “Estrella Broadcast Assets”)) (the “Purchased Assets”), and assumed substantially all of the liabilities of Estrella and its subsidiaries (such transactions, collectively, the “Estrella Acquisition”). MediaCo Operations LLC operates the Purchased Assets under the trade name Estrella MediaCo.
Our broadcasting assets consist of two radio stations located in New York City, WQHT(FM) and WBLS(FM) (the “Stations”), which serve the New York City demographic market area that primarily target Black, Hispanic, and multi-cultural consumers and as a result of the Estrella Acquisition, Estrella’s network, content, digital, and commercial operations, including network affiliation and program supply agreements with Estrella for its eleven radio stations serving Los Angeles, CA, Houston, TX, and Dallas, TX and nine television stations serving Los Angeles, CA, Houston, TX, Denver, CO, New York, NY, Chicago, IL and Miami, FL. Among the Estrella brands that joined MediaCo are the EstrellaTV network, its influential linear and digital video content business, Estrella’s expansive digital channels, including its eight free ad-supported television (“FAST”) channels - EstrellaTV, Estrella News, Cine EstrellaTV, Estrella Games, EstrellaTV Mexico, Curiosity Explora, Curiosity Motores, and Curiosity Animales. See Note 3 — Business Combinations in our condensed consolidated financial statements included elsewhere in this report for additional information on the Estrella Acquisition. We derive our revenues primarily from radio, television and digital advertising sales, but we also generate revenues from events, including sponsorships and ticket sales, licensing, and syndication.
Unless the context otherwise requires, references to “we”, “us” and “our” refer to MediaCo, its subsidiaries and the Estrella VIE (as defined below), collectively.
Basis of Presentation and Consolidation
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring adjustments) have been included.
The Company determined that the Estrella entities holding the Estrella Broadcast Assets (the “Estrella VIE”) are a VIE in which the Company holds a controlling financial interest pursuant to the requirements stated in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) paragraph 810-10-25-38A and paragraph 810-10-25-38B. The Company determined that since the major factors in the economic performance of the Estrella VIE are the popularity of the programming provided by the Company to the Estrella VIE and the Company’s sale of advertising in that programming, the Company is the primary beneficiary of the VIE, and the remaining assets and liabilities of the Estrella VIE should be consolidated in the Company’s consolidated financial statements as of April 17, 2024.
The Company accounts for noncontrolling interest in accordance with ASC 810, which requires companies with noncontrolling interests to disclose such interests as a portion of equity but separate from the Parent’s equity. The noncontrolling interests’ portion of net income (loss) is presented on the condensed consolidated statement of operations.
On March 6, 2025, the Company’s shareholders voted to approve the issuance of (i) up to 28,206,152 shares of MediaCo Class A Common Stock, par value $0.01 per share (the “Class A common stock”), upon the exercise of a warrant issued in connection with the Company’s acquisition of certain assets of Estrella and its subsidiaries, and (ii) 7,051,538 shares of MediaCo Class A Common Stock, par value $0.01 per share, upon the exercise of the option right held by a subsidiary of MediaCo to purchase, or the put right held by Estrella Media, Inc. to sell to such subsidiary, equity interests of certain broadcast assets (the “Put Right”). See Note 12 — Subsequent Events for additional information.

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
Reclassifications
Certain amounts in the prior years’ condensed consolidated financial statements have been reclassified to conform to the current year presentation.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“fiscal year 2024”) filed with the SEC on April 15, 2025.
Cash, Cash Equivalents and Restricted Cash
MediaCo considers time deposits, money market fund shares and all highly liquid debt investment instruments with original maturities of three months or less to be cash equivalents. At times, such deposits may be in excess of FDIC insurance limits. Restricted cash of $2.0 million as of March 31, 2025 and December 31, 2024 was held as collateral for a letter of credit entered into in connection with the lease in New York City for our radio operations and corporate offices, which expires in October 2039, and restricted cash of $0.5 million as of March 31, 2025 and December 31, 2024 was held for a collateral account related to merchant banking for the Company’s purchase card program and for an office lease security deposit, all included in the line item Deposits and Other in the condensed consolidated balance sheets.
Fair Value Measurements
Fair value is the exchange price to sell an asset or transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company uses market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs may be readily observable, corroborated by market data, or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs (see Note 4 — Intangible Assets and Goodwill for additional information). The Company’s Warrant Shares (as defined in Note 3 — Business Combinations) were classified as a liability as of December 31, 2024 for which the fair value was measured on a recurring basis using Level 2 inputs (see Note 6 — Long-Term Debt, Warrants, and Series B Preferred Stock for additional information) and were reclassified to permanent equity during the quarter ended March 31, 2025. We have no assets or liabilities for which fair value is measured on a recurring basis using Level 3 inputs.
The Company has certain assets that are measured at fair value on a non-recurring basis including those described in Note 4 — Intangible Assets and Goodwill, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 4 — Intangible Assets and Goodwill for additional information).
The Company’s long-term debt is not actively traded and is considered a Level 3 measurement. The Company believes the current carrying value of its long-term debt approximates its fair value as it is variable rate debt.

Goodwill
As a result of the Estrella Acquisition, the Company recorded $28.3 million of goodwill, which accounts for all goodwill on the condensed consolidated balance sheet as of March 31, 2025, and of which $8.4 million is allocated to our Video Segment and $19.9 million is allocated to our Audio Segment. ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. Under ASC 350 we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual quantitative goodwill impairment test. We perform this assessment annually as of October 1, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business, U.S. Government budget restrictions or the disposal of all or a portion of a reporting unit. Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit, which is our business segment level or a level below the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results. In the current period, it was not more likely than not that the fair value of each reporting unit was less than its carrying amount. There have been no indicators of impairment since we performed our annual impairment assessment as of October 1, 2024.
Intangible Assets
Indefinite-lived Intangibles
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” radio and TV broadcasting licenses are not amortized, but are tested at least annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. There have been no indicators of impairment since we performed our annual impairment assessment as of October 1, 2024.
Definite-lived Intangibles
The Company’s definite-lived intangible assets consist of software developed internally, customer relationships and programming agreements related to our radio business. These are amortized over the period of time the intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.
Warrants
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
Allowance for Credit Losses
An allowance for credit losses is recorded based on management’s judgment of the collectability of trade receivables. When assessing the collectability of receivables, management considers, among other things, customer type (agency versus non-agency), historical loss experience, existing and expected future economic conditions and aging category. Amounts are written off after all normal collection efforts have been exhausted. The activity in the allowance for credit losses for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
Beginning Balance	$1,079	$353
Change in Provision	(207)	25
Ending Balance	$872	$378

Programming Rights
MediaCo has elected to record programming right assets and liabilities acquired from third parties at the gross amount at inception. These programming rights are amortized based on the estimated number of future showings on a program by program basis over the license term, beginning in the period in which the license period begins and program becomes available for broadcast in accordance with ASC Topic 920, Entertainment - Broadcasters. Program rights expected to be amortized to expense in the following 12-month period are classified as current assets and program rights payable within the following 12-month period are classified as current liabilities. All program rights payable are included in accounts payable and accrued expenses as of March 31, 2025. Amortization expense for the three months ended March 31, 2025 and 2024 was $0.4 million and zero, respectively, which is included in operating expenses. These programming rights were primarily related to one agreement which was terminated in February 2025.
Advertising Costs
Advertising costs are expensed when incurred. Advertising expenses were $0.1 million in each of the three months ended March 31, 2025 and 2024.
Deferred Revenue and Barter Transactions
Deferred revenue includes makegood liability, deferred barter and other transactions in which payments are received prior to the performance of services (e.g., cash-in-advance advertising). Certain network sales contracts include a guaranteed number of impressions. If the guarantee is not met the Company is obligated to provide additional spots at no charge until the guaranteed number of impressions is met, referred to as a makegood liability. The liability for each contract is calculated by determining the cost per guarantee per the original contract, multiplied by the number of deficiency units. As of March 31, 2025 and December 31, 2024, the makegood liability assumed in the Estrella Acquisition, which is associated with these network sales and contracts, was $9.4 million and $9.2 million, respectively, and is expected to be recognized at any time but likely not to exceed four years. During the three months ended March 31, 2025, the Company recognized $0.5 million in Revenue which was previously recorded as deferred revenue at the acquisition date. Barter transactions are recorded at the estimated fair value of the product or service received. Revenue from barter transactions is recognized when commercials are broadcast. The appropriate expense or asset is recognized when merchandise or services are used or received. Barter revenues were $0.4 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. Barter expenses were $0.4 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.
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
Recent Accounting Pronouncements Implemented
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with our fiscal year 2024 annual reporting period, with early adoption permitted. The Company adopted this guidance for annual disclosures for the year ended December 31, 2024 and interim disclosures for the first quarter of 2025. As a result, we have enhanced our segment disclosures. The adoption of this ASU affects only our disclosures, with no impacts to our financial condition and results of operations.
Recent Accounting Pronouncements Not Yet Implemented
In November 2024, the FASB issued ASU 2024-03, Accounting Standards Update 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating this guidance and its impact on the Company's consolidated financial statements and financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures by enhancing information about how an entity’s operations and related tax risks and its tax planning and operation opportunities affect its tax rate and prospects for future cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2024. We are currently assessing the impact this standard will have on our consolidated financial statements, including, but not limited to, our income taxes footnote disclosure.
2. EARNINGS PER SHARE
Our basic and diluted net loss per share is computed using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses. Shares of our Series A Convertible Preferred Stock, $0.01 par value (the “Series A preferred stock” or the “Series A preferred shares”) included rights to participate in dividends and distributions to common shareholders on an if-converted basis, and accordingly were considered participating securities until April 2024, when all outstanding shares of Series A preferred stock were converted in accordance with their terms into 20.7 million shares of our Class A common stock. Warrant Shares (as defined in Note 3 — Business Combinations) have the right to participate in distributions on Class A common stock on an as-exercised basis, and accordingly are considered participating securities. During periods of undistributed losses, however, no effect was given to our participating securities since they are not contractually obligated to share in the losses. We have elected to determine the earnings allocation based on income (loss) from operations. For periods with a loss, all potentially dilutive items were anti-dilutive and thus basic and diluted weighted-average shares are the same. The following is a reconciliation of basic and diluted net loss per share attributable to Class A and Class B common shareholders:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(8,606)	$(3,677)
Less: Net income attributable to noncontrolling interests	(197)	—
Less: Preferred stock dividends	—	(723)
Net loss attributable to common shareholders for basic and diluted earnings per share	(8,803)	(4,400)

Denominator:
Weighted-average shares of common stock outstanding — basic and diluted	74,452	25,080

Earnings per share of common stock attributable to common shareholders:
Net loss per share attributable to common shareholders - basic and diluted:	$(0.12)	$(0.18)
The following convertible equity shares, convertible promissory note shares, option agreement shares and restricted stock awards were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

	Three Months Ended March 31,
(in thousands)	2025	2024
Convertible Emmis promissory note	—	9,423
Option agreement shares	7,052	—
Series A convertible preferred stock	—	41,546
Restricted stock awards	426	146
Total anti-dilutive shares	7,478	51,115
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
aA warrant (the “Warrant”) to purchase up to 28,206,152 shares of our Class A common stock (the “Warrant Shares”);
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
Estrella exercised a put option on May 1, 2025. See Note 12 — Subsequent Events for additional information.
Voting and Support Agreement
The Asset Purchase Agreement provides that MediaCo would hold a special meeting of MediaCo shareholders (the “Shareholders Meeting”) to consider approval of the issuance of shares of Class A common stock upon exercise of the Warrant and the issuance of shares of Class A common stock pursuant to the Option Agreement (the “Proposal”). On March 6, 2025, the Company held the Shareholders Meeting, at which the Company’s shareholders voted to approve the issuance of (i) up to 28,206,152 shares of Class A common stock upon the exercise of the Warrant and (ii) 7,051,538 shares of Class A common stock upon the exercise of the option right held by a subsidiary of MediaCo to purchase, or the put right held by Estrella Media, Inc. to sell to such subsidiary, equity interests of certain broadcast assets.
On April 17, 2024, in connection with the Estrella Acquisition, SG Broadcasting LLC (“SG Broadcasting”), the holder of shares of Class A common stock and Class B common stock, par value $0.01 per share (“Class B common stock”), representing a majority of the voting power of the shares of MediaCo, entered into a Voting and Support Agreement with MediaCo and Estrella (the “Voting and Support Agreement”), pursuant to which SG Broadcasting agreed to, among other things, and subject to the terms and conditions set forth therein, at any meeting of MediaCo shareholders (including the Shareholders Meeting), or at any adjournment or postponement thereof, vote in favor of the Proposal and against any action or proposal that would reasonably be expected to prevent or materially delay consummation of the Proposal. The Voting and Support Agreement also includes certain customary restrictions on SG Broadcasting’s ability to transfer its shares of MediaCo stock. The Voting and Support Agreement automatically terminated on March 6, 2025 when the Proposal was approved.
Warrant
In connection with the Estrella Acquisition, MediaCo issued the Warrant. See Note 6 — Long-Term Debt, Warrants, and Series B Preferred Stock for further discussion.
First Lien Term Loan
In order to finance the Estrella Acquisition, MediaCo, as borrower and guarantor, and its direct and indirect subsidiaries, as guarantors, entered into a $45.0 million first lien term loan credit facility with White Hawk Capital Partners, LP, as administrative and collateral agent, and various lenders. See Note 6 — Long-Term Debt, Warrants, and Series B Preferred Stock for further discussion.

Second Lien Term Loan
In connection with the consummation of the Estrella Acquisition, MediaCo as borrower and guarantor, and its direct and indirect subsidiaries, as guarantors, entered into a $30.0 million second lien term loan credit facility with HPS Investment Partners, LLC, as administrative and collateral agent, and various financial institutions. The Second Lien Credit Agreement was recorded at its fair value of $26.5 million. See Note 6 — Long-Term Debt, Warrants, and Series B Preferred Stock for further discussion.
Series B Preferred Stock
On April 17, 2024, MediaCo issued 60,000 shares of Series B Preferred Stock with an aggregate initial liquidation value of $60.0 million, recorded at its issuance date fair value of $32.0 million, which will be accreted up to the redemption value over the term. See Note 6 — Long-Term Debt, Warrants, and Series B Preferred Stock for further discussion.
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
Purchase Price Allocation
On April 17, 2024, the Company completed the Estrella Acquisition, accounted for under the acquisition method of accounting in accordance with ASC 805. During the measurement period, the Company identified adjustments to the provisional amounts initially recorded for the fair values of assets acquired and liabilities assumed. These adjustments were made in accordance with the guidance on measurement period adjustments in ASC 805-10-25-13. These measurement period adjustments included changes to the valuation of acquired assets which primarily consisted of a $9.5 million decrease in the fair value of the Estrella Acquisition’s FCC licenses, a $5.6 million decrease in favorable leasehold interests, and a $1.9 million decrease in the Estrella Acquisition’s intangible assets related to customer relationships. These decreases were partially offset by a $1.9 million increase in property and equipment and a $1.1 million increase in other assumed liabilities. Additionally, the Company made certain reclassifications of amounts within this disclosure to conform to the year-end presentation in the consolidated balance sheet. In the aggregate, the Company recorded a net increase of $13.5 million to goodwill for these measurement period adjustments to reflect the final determination of assets acquired and liabilities assumed as shown below.
The accounting for the Estrella Acquisition was completed as of December 31, 2024.
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
(2)    Represents the fair value of the Series B Preferred Stock and Second Lien Term Loan using a required yield of 15.23% and 14.14%, respectively.

Valuation and Allocation as of April 17, 2024
Cash and cash equivalents	12,484
Accounts receivable, net of allowance for doubtful accounts of $292	16,330
Prepaid expenses and other current assets	2,962
Current programming rights	3,445
Property and equipment, net	19,826
Intangible assets, net	116,658
Right of use assets	38,632
Goodwill	28,338
Noncurrent programming rights	6,852
Deposits and other	690
Assets acquired	246,217

Accounts payable and accrued expenses	25,254
Deferred revenue	9,543
Operating lease liabilities	27,938
Finance lease liabilities	3,029
Other Liabilities	8,301
Liabilities assumed	74,065
Fair value of noncontrolling interests (1)	17,629

Net assets acquired	154,523
(1) Fair value of noncontrolling interests based on 7,051,538 shares of Class A common stock exercisable pursuant to the Option Agreement, valued at the closing price on the day prior to close of $2.50.
Property and equipment is primarily composed of broadcasting equipment and leasehold improvements. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.
The amount allocated to definite-lived intangible assets represents the estimated fair values of customer relationships of $13.7 million and will be amortized over the estimated remaining useful lives of 15 years.
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
Variable Interest Entity
As discussed in Note 1 — Summary of Significant Accounting Policies, the Company determined that the Estrella entities holding the Estrella Broadcast Assets represented a VIE in which the Company holds a controlling financial interest, as MediaCo is the primary beneficiary of the VIE. Estrella VIE’s assets can be used only to settle obligations of the Estrella VIE. The carrying amounts of the VIE’s consolidated assets and liabilities included in the condensed consolidated balance sheet are as follows:

	March 31, 2025	December 31, 2024
CURRENT ASSETS:
Cash and cash equivalents	$406	$159
Accounts receivable, net of allowance for doubtful accounts of $42	2,539	2,858
Prepaid expenses and other current assets	369	379
Total current assets	3,314	3,396
PROPERTY AND EQUIPMENT, NET	9,987	10,298
OTHER INTANGIBLE ASSETS, NET	102,698	102,698
OPERATING LEASE RIGHT OF USE ASSETS	3,133	3,171
DEPOSITS AND OTHER	575	579
Total assets	$119,707	$120,142
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,602	$3,072
Deferred revenue	53	53
Operating lease liabilities	372	370
Income taxes payable	2,025	2,025
Other current liabilities	49	49
Total current liabilities	6,101	5,569
OPERATING LEASE LIABILITIES, NET OF CURRENT	2,406	2,427
OTHER NONCURRENT LIABILITIES	6	6
Total liabilities	8,513	8,002
Net assets	$111,194	$112,140
The summarized operating results of the VIE are as follows:

	Three Months Ended March 31,
	2025	2024
Net revenues	$1,982	$—
Operating income	196	—
Net income	197	—
Unaudited Pro Forma Financial Information
The following table presents the estimated unaudited pro forma combined results of MediaCo and Estrella for the three months ended March 31, 2024, as if the acquisition had occurred on January 1, 2024:

Three Months Ended March 31, (unaudited)
2024
Net revenues	$25,926
Net loss before income taxes	(22,461)
The supplemental pro forma financial information has been prepared using the acquisition method of accounting and is based on the historical financial information of MediaCo and Estrella. The supplemental pro forma financial information does not necessarily represent what the combined companies’ revenue or results of operations would have been had the Estrella Acquisition been completed on January 1, 2024, nor is it intended to be a projection of future operating results of the combined company. It also does not reflect any operating efficiencies or potential cost savings that might be achieved from synergies of combining MediaCo and Estrella.

The unaudited supplemental pro forma financial information reflects primarily pro forma adjustments related to fair value estimates for intangibles, property and equipment, debt, preferred stock, interest expense and amortization of deferred financing costs for the debt and preferred stock issuances to finance the Estrella Acquisition. The unaudited supplemental pro forma financial information includes transaction charges associated with the Estrella Acquisition. There are no material, nonrecurring pro forma adjustments directly attributable to the Estrella Acquisition included in the reported pro forma revenue and net loss income taxes.
4. INTANGIBLE ASSETS AND GOODWILL
As of March 31, 2025 and December 31, 2024, intangible assets and goodwill consisted of the following:

	March 31, 2025	December 31, 2024
Indefinite-lived intangible assets
FCC licenses	$165,964	$165,964
Goodwill	28,338	28,338
Definite-lived intangible assets
Customer relationships	10,960	11,675
Software	1,051	1,138
Other	85	112
Total definite-lived intangible assets, net	$12,096	$12,925
Total intangible assets, net and goodwill	$206,398	$207,227
Definite-lived intangibles
The following table presents the weighted-average useful life at March 31, 2025, and the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at March 31, 2025 and December 31, 2024:

		March 31, 2025			December 31, 2024
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	14.1	$13,704	$2,744	$10,960	$13,704	$2,029	$11,675
Software	3.1	1,733	682	1,051	1,733	595	1,138
Other	1.6	256	171	85	256	144	112
Total		$15,693	$3,597	$12,096	$15,693	$2,768	$12,925
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
Total amortization expense from definite-lived intangible assets for each of the three months ended March 31, 2025 and 2024 and included in the depreciation and amortization line item in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2025	2024
Amortization expense	$832	$79
The Company estimates amortization expense each of the next five years as follows:

Year ending December 31,	Amortization Expense
2025 (from April 1)	$2,178
2026	2,477
2027	1,930
2028	1,398
2029	992
After 2029	3,121
Total	$12,096

5. REVENUE
The Company generates revenue from the sale of services including, but not limited to: (i) on-air commercial broadcast time, (ii) non-traditional revenues including event-related revenues and event sponsorship revenues, and (iii) digital advertising. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue. Certain network sales contracts include a guaranteed number of impressions. If the guarantee is not met, the Company is obligated to provide additional spots at no charge until the guaranteed number of impressions is met, referred to as a makegood liability. The liability for each contract is calculated by determining the cost per guarantee per the original contract, multiplied by the number of deficiency units. As of March 31, 2025, the makegood liability assumed in the Estrella Acquisition, which is associated with these network sales and contracts was $9.4 million and is expected to be recognized at any time but likely not to exceed four years and is included in Deferred revenue in the condensed consolidated financial statements. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Advertising revenues presented in the condensed consolidated financial statements are reflected on a net basis, after the deduction of advertising agency fees, usually at a rate of 15% of gross revenues.
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

Disaggregation of revenue
The following table presents the Company's revenues disaggregated by revenue source:

	Three Months Ended March 31, 2025
	Audio	Video	Consolidated
Net revenues:
Spot Radio & TV Advertising	$10,603	$5,428	$16,031
Digital	1,125	8,412	9,537
Syndication	653	15	668
Events and Sponsorships	236	3	239
Other	1,075	480	1,555
Total net revenues	$13,692	$14,338	$28,030

	Three Months Ended March 31, 2024
	Audio	Video	Consolidated
Net revenues:
Spot Radio & TV Advertising	$4,348	$—	$4,348
Digital	862	—	862
Syndication	598	—	598
Events and Sponsorships	121	—	121
Other	777	—	777
Total net revenues	$6,706	$—	$6,706
6. LONG-TERM DEBT, WARRANTS, AND SERIES B PREFERRED STOCK
Long-term debt, Warrant shares, and Series B Preferred Stock was comprised of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
First Lien Term Loans	$45,000	$45,000
Second Lien Term Loan	28,576	27,984
Less: Unamortized original issue discount and deferred financing costs	(2,661)	(2,812)
Total long-term debt	$70,915	$70,172

Warrant Shares	$—	$32,155
Series B Preferred Stock	$36,914	$35,553
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
In September 2024, the Company entered into the First Amendment of the First Lien Credit Agreement with White Hawk Capital Partners, LP, which provides for $7.5 million of additional Delayed Draw Term Loan Commitments, subject to compliance with certain debt covenants, for Delayed Draw Term Loans, and waived the requirement for mandatory prepayment of any net proceeds received as a result of any equity issuances, up to $7.3 million. A fee of $0.3 million was paid in conjunction with entering into this amendment. No amounts have been drawn as of March 31, 2025.
The Initial Term Loan will mature on April 17, 2029, and each Delayed Draw Term Loan will mature on the date that is two years after the drawing of such Delayed Draw Term Loan. Loans under the First Lien Credit Agreement are subject to monthly interest payments at a rate of SOFR + 6.00%.

Second Lien Term Loan
On April 17, 2024, in connection with the consummation of the Estrella Acquisition, the Company, as borrower and guarantor, and its direct and indirect subsidiaries, as guarantors, entered into a $30.0 million second lien term loan credit facility (the “Second Lien Credit Agreement” or the “2L Term Loan”) with HPS Investment Partners, LLC, as administrative and collateral agent, and various financial institutions from time-to-time party thereto. The Second Lien Credit Agreement was recorded at its fair value of $26.5 million as of April 17, 2024. This amount will be accreted up to the principal balance over the term of the loan and is included in Interest expense, net in the condensed consolidated financial statements.
The 2L Term Loan will mature on April 17, 2029 and is subject to monthly interest payments at a rate of SOFR + 6.00%, of which the 6.00% may be paid-in-kind (“PIK”) at the Company’s election. In 2024, the Company elected to PIK the 6.00% spread monthly.
Series B Preferred Stock
On April 17, 2024, MediaCo issued 60,000 shares of Series B Preferred Stock with an aggregate initial liquidation value of $60.0 million, recorded at its fair value at that time of $32.0 million, which will be accreted up to the redemption value balance over the term. The accretion amount is included in Interest expense, net in the condensed consolidated financial statements. The Series B Preferred Stock rank senior and in priority of payment to all other equity securities of MediaCo, including with respect to any repayment, redemption, distributions, bankruptcy, insolvency, liquidation, dissolution or winding-up. Pursuant to the Series B Articles of Amendment, the ability of MediaCo to make distributions with respect to, or make a liquidation payment on, any other class of capital stock in the Company designated to be junior to, or on parity with, the Series B Preferred Stock, will be subject to certain restrictions.
The holders of the Series B Preferred Stock are not entitled to voting rights on any matter submitted to the shareholders of the Company. Each holder of Series B Preferred Stock will have one vote per share on any matter on which holders of Series B Preferred Stock are entitled to vote separately as a class.
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
Warrant Shares
On April 17, 2024, in connection with the Estrella Acquisition, MediaCo issued the Warrant, which provides for the purchase of up to 28,206,152 shares of Class A common stock, subject to customary adjustments as set forth in the Warrant, at an exercise price per share of $0.00001. Subject to certain limitations, the Warrant also provides that the Warrant holder has the right to participate in distributions on Class A common stock on an as-exercised basis. The Warrant further provides that in no event shall the aggregate number of Warrant Shares issuable to the Warrant holder upon exercise of the Warrant exceed 19.9% of the aggregate number of shares of common stock of MediaCo outstanding, or the voting power of such outstanding shares of common stock, on the business day immediately preceding the issue date for such Warrant Shares, calculated in accordance with the applicable rules of Nasdaq, unless and until shareholder approval. As such, all Warrant Shares were classified as a liability as of December 31, 2024 at their fair value based on the closing price of Class A common stock unless and until shareholder approval was obtained. Such approval was obtained on March 6, 2025. See Note 3 — Business Combinations for additional information. The Warrant terminates September 6, 2025, six months from the date shareholder approval was obtained, at which point, to the extent not fully exercised, the Warrant shall be deemed automatically exercised. For the three months ended March 31, 2025, the Company has reclassified the Warrant from a liability classification to equity classification. Subsequent to shareholder approval, the Warrant is now accounted for as permanent equity.
Based on amounts outstanding at March 31, 2025, mandatory principal payments of long-term debt and preferred stock for the next five years and thereafter are summarized below:

Year ended December 31,	First Lien Term Loans	Second Lien Term Loan	Series B Preferred Stock	Total Payments
Remainder of 2025 (from April 1)	$—	$—	$—	$—
2026	10,000	—	—	10,000
2027	2,625	2,250	—	4,875
2028	3,500	3,000	—	6,500
2029	28,875	24,750	—	53,625
After 2029	—	—	60,000	60,000
Total	$45,000	$30,000	$60,000	$135,000

7. COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, our stations are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.
8. INCOME TAXES
The effective tax rate for the three months ended March 31, 2025 and 2024 was (3)% and (2)%, respectively. Our effective tax rate for the three months ended March 31, 2025 differs from the statutory tax rate primarily due to the recognition of additional valuation allowance.
ASC Subtopic 740-10 clarified the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute of the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that reaches greater than 50% likelihood of being realized upon ultimate settlement. In 2023, we recorded approximately $390 thousand of gross tax liability for uncertain tax positions related to federal and state income tax returns filed. Additionally, we recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision. As of March 31, 2025, the amount of interest accrued was approximately $73 thousand, which did not include the federal tax benefit of interest deductions.
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
We elected not to apply the recognition requirements of ASC 842, Leases, to short-term leases, which are deemed to be leases with a lease term of 12 months or less. Instead, we recognized lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized during both the three months ended March 31, 2025 and 2024 was not material.
The impact of operating leases to our condensed consolidated financial statements was as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$2,039	$634
Operating cash flows from operating leases	1,714	280

	March 31, 2025	December 31, 2024
Weighted average remaining lease term - operating leases (in years)	12.7	12.8
Weighted average discount rate - operating leases	11.6%	11.6%
The impact of finance leases to our condensed consolidated financial statements was as follows:

	Three Months Ended March 31,
	2025	2024
Finance lease cost	$230	$—
Cash flows from finance leases	187	—

	March 31, 2025	December 31, 2024
Weighted average remaining lease term - finance leases (in years)	4.0	4.2
Weighted average discount rate - finance leases	11.3%	11.3%

As of March 31, 2025, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ending December 31,
2025 (from April 1)	$5,082
2026	7,158
2027	6,988
2028	6,926
2029	6,681
After 2029	54,185
Total lease payments	87,020
Less imputed interest	(43,430)
Total recorded operating lease liabilities	$43,590
As of March 31, 2025, the annual minimum lease payments of our finance lease liabilities were as follows:

Year ending December 31,
2025 (from April 1)	$582
2026	799
2027	831
2028	864
2029	218
After 2029	—
Total lease payments	3,294
Less imputed interest	(644)
Total recorded finance lease liabilities	$2,650
10. RELATED PARTY TRANSACTIONS
Estrella Put Right
On March 6, 2025, the shareholders of MediaCo approved the Proposal and the Put Right became exercisable for 7,051,538 shares of Class A common stock. See Note 1 — Summary of Significant Accounting Policies and Note 12 — Subsequent Events for additional information.
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
The Company recognized interest expense of $0.2 million related to the Emmis Convertible Promissory Note for the three months ended March 31, 2024. No such amount was recognized for the three months ended March 31, 2025.
Convertible Preferred Stock
On December 13, 2019, in connection with the sale of our Outdoor Advertising segment, the Company issued to SG Broadcasting 220,000 shares of Series A preferred stock. In April 2024, all outstanding shares of Series A preferred stock were converted in accordance with their terms into 20.7 million shares of Class A common stock.

Prior to being converted, the Series A preferred stock ranked senior in preference to the Class A common stock, Class B common stock, and the MediaCo Class C common stock, par value $0.01 per share. Pursuant to the Articles of Amendment that established the terms of the Series A preferred stock, issued and outstanding shares of Series A preferred stock accrued cumulative dividends, payable in kind, at an annual rate equal to the interest rate on any senior debt of the Company, or if no senior debt is outstanding, 6%, plus additional increases of 1% on December 12, 2020 and each anniversary thereof.
Dividends on Series A preferred stock held by SG Broadcasting were $0.7 million for the three months ended March 31, 2024.
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
On October 29, 2024, the Company and Standard Media Group LLC (“SMG”) entered into an Employee Leasing Agreement, effective as of October 1, 2024 (the “Leasing Agreement”). Under the Leasing Agreement, the Company will obtain the services of several SMG employees to serve various roles for the Company, including with respect to the legal, digital products, broadcast IT, and news operations function. The Leasing Agreement is an at-cost arrangement, with the Company paying only for a percentage of the actual cost of employing each leased employee, with no markup or service fees above the Company’s share of the actual fully-loaded cost of each leased employee. For the three months ended March 31, 2025, $0.2 million of fees were incurred related to this agreement and $0.3 million was unpaid as of March 31, 2025.

11. SEGMENT INFORMATION
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
The accounting policies as described in the Summary of Significant Accounting Policies included in Note 1 to these condensed consolidated financial statements are applied consistently across segments.

Three Months Ended March 31, 2025	Audio	Video	Corporate and other(1)	Consolidated
Net revenues	$13,692	$14,338	$—	$28,030
Operating expenses	11,934	17,278	—	29,212
Depreciation and amortization	924	845	—	1,769
Other segment items(2)	139	—	1,593	1,732
Operating income (loss)	$695	$(3,785)	$(1,593)	$(4,683)

Three Months Ended March 31, 2024	Audio	Video	Corporate and other(1)	Consolidated
Net revenues	$6,706	$—	$—	$6,706
Operating expenses	6,650	—	—	6,650
Depreciation and amortization	133	—	—	133
Other segment items(2)	—	—	3,390	3,390
Operating loss	$(77)	$—	$(3,390)	$(3,467)
(1) Corporate and other is not an operating segment. Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions.

(2) Audio’s other segment items consist of loss on disposal of assets. Corporate other segment items include corporate expenses including expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions.

Assets by reportable segment were as follows:

Total Assets	Audio	Video	Corporate and other(3)	Consolidated
March 31, 2025	$195,404	$115,981	$6,270	$317,655
December 31, 2024	198,310	122,748	4,443	325,501
(3) Corporate and other is not an operating segment. Corporate and other assets primarily include cash and cash equivalents.
12. SUBSEQUENT EVENTS
Put Right Exercise
On May 1, 2025, the Put Right was exercised by Estrella Media, Inc. and MediaCo acquired 100% of the equity interests of Estrella and certain subsidiaries of Estrella in exchange for 7,051,538 shares of Class A common stock. As a result of the exercise of the Put Right, Estrella became a wholly owned subsidiary of the Company and will no longer contain a noncontrolling interest in the Estrella VIE. Since the exercise of the Put Right occurred subsequent to the balance sheet date the Put Right is not reflected in the condensed consolidated balance sheets included herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note on Forward-Looking Information: You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Certain statements included in this Quarterly Report or in the financial statements contained herein that are not statements of historical fact, including but not limited to those identified with the words “expect,” “believes,” “should,” “will” or “look” are intended to be, and are, by this Note, identified as “forward-looking statements,” as defined in the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future result, performance or achievement expressed or implied by such forward-looking statement. Such factors include, among others:
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
•Inflation and interest rate risk;
•     A potential recession, economic downturn, and stagflation;
•     The impact of a potential temporary federal government shutdown and other political developments, including immigration, political protests or unrest, boycotts, or other social and political developments;
•     Increased technology costs and supply chain issues;
•Industry and economic trends within the U.S. radio and television industry, generally, and in the markets in which we operate, in particular;
•Changes in U.S. and global economies and financial markets, including economic activity, employment levels, global trade relations, new or increased tariffs imposed by the U.S. and foreign governments and other factors driving trade uncertainty;
•     The effect of such economic conditions on advertising activity;
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
For a more detailed discussion of these and other risk factors, see the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2025. MediaCo does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.
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
The following table summarizes the sources of our revenues for the three months ended March 31, 2025 and 2024. The category “Other” includes, among other items, revenues related to network revenues and barter.

(dollars in thousands)	Three Months Ended March 31,
	2025	% of Total	2024	% of Total
Net revenues:
Spot Radio & TV Advertising	$16,031	57	$4,348	65
Digital	9,537	34	862	13
Syndication	668	2	598	9
Events and Sponsorships	239	1	121	2
Other	1,555	6	777	12
Total net revenues	$28,030		$6,706
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

As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. We also regularly review our portfolio of assets and may opportunistically dispose of or otherwise monetize assets when we believe it is appropriate to do so. As part of the Estrella Acquisition integration, we developed a plan to close and relocate certain studio and marketing operations. In fulfilling this plan, we incurred involuntary termination costs of $0.2 million in the three months ended March 31, 2025, included in operating expenses on our condensed consolidated statements of operations included elsewhere in this report.
MediaCo has been impacted by the rising interest rate environment in the financial markets, driving the interest accrued and paid on the Emmis Convertible Promissory Note to increase prior to its maturity in November 2024 as well as providing uncertainty on our First Lien Term Loan and Second Lien Term Loan, which have variable interest rates. Although the Federal Reserve cut its benchmark rate several times in 2024, it has indicated a slower pace of rate reductions in 2025 due to persistent inflationary pressures. While the Federal Reserve has signaled a bias toward eventually lowering rates further it has also indicated that additional rate increases in the future may be necessary if inflation remains elevated, and there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate, or that it will reduce the current rate, in the future.
CRITICAL ACCOUNTING ESTIMATES
During the three months ended March 31, 2025, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 15, 2025.
We have considered information available to us as of the date of issuance of these financial statements and are not aware of any specific events or circumstances that would require an update to our estimates or judgments, or a revision to the carrying value of our assets or liabilities. Our estimates may change as new events occur and additional information becomes available, and our actual results may differ materially from our previously disclosed estimates.
RESULTS OF OPERATIONS
Executive Summary
The following discussion and analysis of the financial condition and results of operations of MediaCo Holding Inc. and its consolidated subsidiaries should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere herein.
The key developments in our business for the three months ended March 31, 2025 are summarized below:
•Net revenues of $28.0 million increased $21.3 million, or 318%, during the three months ended March 31, 2025 compared to net revenues of $6.7 million during the three months ended March 31, 2024.
•Operating loss of $4.7 million increased $1.2 million, or 35%, during the three months ended March 31, 2025 compared to operating loss of $3.5 million during the three months ended March 31, 2024.
•Net loss of $8.6 million increased $4.9 million, or 134%, during the three months ended March 31, 2025 compared to net loss of $3.7 million during the three months ended March 31, 2024.
•Cash flows provided by operating activities increased by $1.6 million, or 399%, during the three months ended March 31, 2025 to $2.1 million compared to cash flows provided by operating activities of $0.4 million during the three months ended March 31, 2024.
•Adjusted EBITDA for the three months ended March 31, 2025 was $1.4 million increasing 55% compared to Adjusted EBITDA of $0.9 million for the three months ended March 31, 2024.
Consolidated Operating Data
The following table sets forth a summary of each of the Company’s components of operating expense as a percentage of net revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
(Dollars in thousands)	Amount	%	Amount	%
NET REVENUES	$28,030	100	$6,706	100
OPERATING EXPENSES:
Operating expenses	29,212	104	6,650	99
Corporate expenses	1,593	6	3,390	51
Depreciation and amortization	1,769	6	133	2
Loss on disposal of assets	139	—	—	—
Total operating expenses	32,713		10,173
OPERATING LOSS	$(4,683)		$(3,467)
Three-Month Period Ended March 31, 2025 compared to March 31, 2024

	Three Months Ended March 31,		Change
(Dollars in thousands)	2025	2024	$	%
NET REVENUES	$28,030	$6,706	21,324	318
OPERATING EXPENSES:
Operating expenses	29,212	6,650	22,562	339
Corporate expenses	1,593	3,390	(1,797)	(53)
Depreciation and amortization	1,769	133	1,636	1230
Loss on disposal of assets	139	—	139	N/A
Total operating expenses	32,713	10,173	22,540	222
OPERATING LOSS	(4,683)	(3,467)	(1,216)	35
OTHER INCOME (EXPENSE):
Interest expense, net	(3,754)	(136)	(3,618)	2660
Other income	111	10	101	1010
Total other expense	(3,643)	(126)	(3,517)	2791
LOSS BEFORE INCOME TAXES	(8,326)	(3,593)	(4,733)	132
PROVISION FOR INCOME TAXES	280	84	196	233
NET LOSS	$(8,606)	$(3,677)	(4,929)	134
Net revenues:
Net revenues increased during the three months ended March 31, 2025 primarily due to the new assets acquired in the Audio and Video segments as part of the Estrella Acquisition in April 2024.
Operating expenses:
Operating expenses increased during the three months ended March 31, 2025 primarily due to the new assets acquired in the Audio and Video segments as part of the Estrella Acquisition.
Corporate expenses:
Corporate expenses decreased for the three months ended March 31, 2025 primarily due to lower professional service fees driven by work related to the Estrella Acquisition in the prior year.
Depreciation and amortization:
Depreciation and amortization expense increased during the three months ended March 31, 2025 primarily related to the Estrella Acquisition. Depreciation and amortization expenses excluding expenses related to the Estrella Acquisition, remained relatively flat due to certain assets becoming fully depreciated in the prior year offset by new assets placed into service in 2025.
Loss on disposal of assets:
Loss on disposal of assets increased for the three months ended March 31, 2025 primarily due to the disposal of certain fixed assets during that three-month period, while there were no such disposals in 2024.

Operating loss:
See “Net revenues,” “Operating expenses,” “Corporate expenses,” “Depreciation and amortization,” and “Loss on disposal of assets” above.
Interest expense, net:
Interest expense increased during the three months ended March 31, 2025 due to the additional long-term debt related to the Estrella Acquisition.
Other income:
Other income increased during the three months ended March 31, 2025 compared to the prior year primarily because we began subleasing one of our facilities in this first quarter.
Provision for income taxes:
Provision for income taxes increased during the three months ended March 31, 2025 compared to the prior year due to tax amortization of the Company’s historical and newly acquired indefinite-lived intangibles, along with the impact of filing in additional state jurisdictions as a result of the Estrella Acquisition. See Note 8 — Income Taxes in our condensed consolidated financial statements included elsewhere in this report for additional details.
Consolidated net loss:
The increase in consolidated net loss was primarily due to the Estrella Acquisition. See “Net revenues,” “Operating expenses,”, “Corporate expenses,” “Depreciation and amortization,” “Loss on disposal of assets,” “Interest expense, net,” “Provision for income taxes,” and “Other income” above for additional details.
Performance by Business Segment
Audio Segment
The Company’s Audio Segment includes the Estrella MediaCo radio, digital and events operations as well as two New York radio stations that predate the Estrella Acquisition. Revenue, Operating expenses and Segment Operating Loss for our Audio Segment were as follows:

	Audio Segment
	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net Revenues	$13,692	$6,706
Operating Expenses	12,997	6,783
Segment Operating Income (Loss)	$695	$(77)
Revenue and operating expenses from our Audio Segment increased $7.0 million and $6.2 million, respectively, during the three months ended March 31, 2025 compared to the same period in 2024, driven primarily as a result of the new assets acquired in the Audio segment as part of the Estrella Acquisition.
Video Segment
The Company’s Video Segment includes the results of the EstrellaTV network and all of the Estrella MediaCo television operations, including digital. Revenue, Operating expenses and Segment Operating Loss for our Video Segment were as follows:

	Video Segment
	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net Revenues	$14,338	$—
Operating Expenses	18,123	—
Segment Operating Loss	(3,785)	—
All Revenue and Operating expenses from our Video Segment in the three months ended March 31, 2025 were due to the new assets acquired as part of the Estrella Acquisition.

Corporate and other
Operating expenses related to Corporate and other decreased to $1.6 million for the three months ended March 31, 2025 compared to $3.4 million for the three months ended March 31, 2024, primarily due to lower professional service fees driven by work related to the Estrella Acquisition in the prior year.
Non-GAAP Financial Measures
Reconciliations of Net Loss to EBITDA and Adjusted EBITDA(1)

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net Loss	$(8,606)	$(3,677)
Provision for income taxes	280	84
Interest expense, net	3,754	136
Depreciation and amortization	1,769	133
EBITDA	$(2,803)	$(3,324)
Loss on disposal of assets	139	—
Change in fair value of warrant shares liability	—	—
Other income	(111)	(10)
Other adjustments	4,181	4,239
Adjusted EBITDA(1)	$1,406	$905

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

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations. Our primary uses of capital have been, and are expected to continue to be, capital expenditures, working capital, and acquisitions. Management anticipates the Company will be able to meet its liquidity needs for the next twelve months with cash and cash equivalents on hand, additional draws on its First Lien Term Loan, and projected cash flows from operations.
At March 31, 2025, the Company had cash, cash equivalents and restricted cash of $8.8 million and negative working capital of $22.3 million. At December 31, 2024, the Company had cash, cash equivalents and restricted cash of $6.9 million and negative working capital of $18.0 million. The increase in negative working capital was driven by the cancellation of certain programming rights contracts reducing the current portion of programming rights as well as increased accounts payable and accrued expenses, accrued salaries and commissions, and deferred revenue, partially offset by increased accounts receivable and cash and cash equivalents.
As part of its business strategy, the Company continually evaluates potential acquisitions of businesses that it believes hold promise for long-term appreciation in value and leverage our strengths. Any potential acquisitions have the potential to impact our liquidity position.
Operating Activities
Cash flows provided by operating activities were $2.1 million for the three months ended March 31, 2025, compared to $0.4 million for the three months ended March 31, 2024. The increase in cash provided by operating activities was mainly attributable to increases in deferred revenue driven by timing of cash receipts.

Investing Activities
Cash flows used in investing activities were $0.1 million for the three months ended March 31, 2025, primarily attributable to cash paid for various capital projects primarily related to the continued development of our digital platforms. Cash flows used in investing activities were $0.2 million for the three months ended March 31, 2024, primarily attributable to capital expenditures related to a new digital platform project and the build out of our new space for corporate offices.
Financing Activities
Cash flows used in financing activities were $0.2 million for the three months ended March 31, 2025, attributable to finance lease principal payments and settlement of tax withholding obligations. Cash flows used in financing activities were $0.1 million for the three months ended March 31, 2024, attributable to repurchases of our Class A common stock and settlement of tax withholding obligations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide this information.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q is properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2025. Based on such evaluation, our CEO and CFO concluded that, at March 31, 2025, our disclosure controls and procedures were not effective as a result of the previously identified material weaknesses disclosed below.
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
Internal Control over Financial Reporting
In connection with management’s evaluation of the effectiveness of internal control over financial reporting for the year ended December 31, 2024, management determined that the Company’s internal control over financial reporting was not effective due to the material weakness described below.
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
Management, with the oversight of the Audit Committee, is working to remediate the material weaknesses in internal control over financial reporting and is taking steps to improve the internal control environment. The remediation efforts include:
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
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation activities listed above, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the opinion of management of the Company there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.
ITEM 1A. RISK FACTORS
In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in such Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of the Company's directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2025.

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

MEDIACO HOLDING INC.

Date: May 20, 2025	By:	/s/ Debra DeFelice
Debra DeFelice
Chief Financial Officer and Treasurer