Form 10-Q
period 2025-06-30
Mediaco Holding Inc.
filed 2025-08-11
CIK 1784254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐    No   ☒
The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of August 1, 2025, was:

48,264,309	Shares of Class A common stock, $.01 Par Value
5,413,197	Shares of Class B common stock, $.01 Par Value
—	Shares of Class C common stock, $.01 Par Value

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
NET REVENUES	$31,245	$26,202	$59,275	$32,908
OPERATING EXPENSES:
Operating expenses	34,774	34,647	63,986	41,297
Corporate expenses	1,554	3,445	3,147	6,835
Depreciation and amortization	1,697	1,431	3,466	1,564
Loss on disposal of assets	5	5	144	5
Total operating expenses	38,030	39,528	70,743	49,701
OPERATING LOSS	(6,785)	(13,326)	(11,468)	(16,793)
OTHER INCOME (EXPENSE):
Interest expense, net	(3,855)	(3,782)	(7,609)	(3,918)
Change in fair value of warrant shares liability	—	(31,027)	—	(31,027)
Other income	2,119	10	2,230	20
Total other expense	(1,736)	(34,799)	(5,379)	(34,925)
LOSS BEFORE INCOME TAXES	(8,521)	(48,125)	(16,847)	(51,718)
PROVISION FOR INCOME TAXES	279	182	559	266
NET LOSS	(8,800)	(48,307)	(17,406)	(51,984)
Net income attributable to noncontrolling interest	278	828	475	828
PREFERRED STOCK DIVIDENDS	—	128	—	851
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(9,078)	$(49,263)	$(17,881)	$(53,663)

Net loss per share attributable to common shareholders - basic and diluted	$(0.11)	$(0.75)	$(0.23)	$(1.19)

Weighted-average common shares outstanding - basic and diluted	79,719	65,415	77,100	45,166
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
(in thousands, except share data)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,936	$4,443
Accounts receivable, net of allowance for credit losses of $2,392 and $1,079, respectively	32,211	30,745
Current programming rights	525	2,781
Prepaid expenses and other current assets	2,111	1,307
Total current assets	37,783	39,276
PROPERTY AND EQUIPMENT, NET	19,188	20,349
GOODWILL	28,338	28,338
OTHER INTANGIBLE ASSETS, NET	177,322	178,889
OPERATING LEASE RIGHT OF USE ASSETS	47,095	48,067
FINANCE LEASE RIGHT OF USE ASSETS	2,314	2,623
NONCURRENT ACQUIRED PROGRAMMING RIGHTS	266	5,022
DEPOSITS AND OTHER	2,844	2,937
Total assets	$315,150	$325,501
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$41,508	$36,435
Current maturities of long-term debt	5,000	—
Deferred revenue	10,505	10,921
Operating lease liabilities	6,691	6,401
Finance lease liabilities	737	723
Income taxes payable	4,920	2,023
Other current liabilities	694	788
Total current liabilities	70,055	57,291
LONG TERM DEBT, NET OF CURRENT	66,698	70,172
SERIES B PREFERRED STOCK	38,328	35,553
WARRANT SHARES	—	32,155
OPERATING LEASE LIABILITIES, NET OF CURRENT	36,938	37,634
FINANCE LEASE LIABILITIES, NET OF CURRENT	1,791	2,038
ASSET RETIREMENT OBLIGATIONS	211	200
DEFERRED INCOME TAXES	3,405	2,935
NONCURRENT PROGRAM RIGHTS PAYABLE	—	4,547
OTHER NONCURRENT LIABILITIES	473	455
Total liabilities	217,899	242,980
COMMITMENTS AND CONTINGENCIES (See Note 7)
EQUITY:
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 48,253,005 shares and 41,274,103 shares at June 30, 2025, and December 31, 2024, respectively	483	413
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 5,413,197 shares at June 30, 2025, and December 31, 2024	54	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Warrant Shares	32,155	—
Additional paid-in capital	110,514	89,726
Accumulated deficit	(45,955)	(28,074)
Total equity	97,251	62,119
Noncontrolling interests	—	20,402
Total equity and noncontrolling interests	97,251	82,521
Total liabilities and equity and noncontrolling interests	$315,150	$325,501
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A common stock		Class B common stock		Warrant Shares	Additional paid-in capital	Accumulated Deficit	Noncontrolling Interests	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2024	41,274,103	$413	5,413,197	$54	$—	$89,726	$(28,074)	$20,402	$82,521
Net (loss) income	—	—	—	—	—	—	(8,803)	197	(8,606)
Sale of class A common shares	7,240	—	—	—	—	8	—	—	8
Issuance of class A to employees, officers and directors, net of withholdings	(53,823)	(1)	—	—	—	(26)	—	—	(27)
Warrant shares	—	—	—	—	32,155	—	—	—	32,155
BALANCE, MARCH 31, 2025	41,227,520	$412	5,413,197	$54	$32,155	$89,708	$(36,877)	$20,599	$106,051
Net (loss) income	—	—	—	—	—	—	(9,078)	278	(8,800)
Issuance of class A to employees, officers and directors, net of withholdings	(26,053)	—	—	—	—	—	—	—	—
Noncontrolling interest resulting from Estrella transaction	7,051,538	71	—	—	—	20,806	—	(20,877)	—
BALANCE, JUNE 30, 2025	48,253,005	$483	5,413,197	$54	$32,155	$110,514	$(45,955)	$—	$97,251

BALANCE, DECEMBER 31, 2023	20,741,865	$210	5,413,197	$54	$—	$60,294	$(23,148)	$—	$37,410
Net loss	—	—	—	—	—	—	(3,677)	—	(3,677)
Issuance of class A to employees, officers and directors, net of withholdings	(151,993)	(4)	—	—	—	291	—	—	287
Repurchase of class A common shares	(11,304)	—	—	—	—	(7)	—	—	(7)
Preferred stock dividends	—	—	—	—	—	—	(723)	—	(723)
BALANCE, MARCH 31, 2024	20,578,568	$206	5,413,197	$54	$—	$60,578	$(27,548)	$—	$33,290
Net (loss) income	—	—	—	—	—	—	(49,135)	828	(48,307)
Issuance of class A to employees, officers and directors, net of withholdings	(34,403)	—	—	—	—	22	—	—	22
Conversion of preferred series A shares	20,733,869	207	—	—	—	29,397	—	—	29,604
Noncontrolling interest resulting from Estrella transaction	—	—	—	—	—	—	—	17,629	17,629
Preferred stock dividends	—	—	—	—	—	—	(128)	—	(128)
BALANCE, JUNE 30, 2024	41,278,034	$413	5,413,197	$54	$—	$89,997	$(76,811)	$18,457	$32,110
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(17,406)	$(51,984)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	3,466	1,564
Amortization of deferred financing costs, including original issue discount	310	129
Accretion of Preferred Series B Shares and Second Lien Term Loan	1,126	977
Noncash change in warrant shares	—	31,027
Noncash interest expense	2,865	965
Noncash lease expense	1,386	731
Allowance for credit losses	1,313	79
Provision for deferred income taxes	559	247
Stock compensation expense	68	473
Other noncash items	155	790
Changes in assets and liabilities
Accounts receivable	(2,779)	(4,669)
Prepaid expenses and other current assets	1,452	1,502
Other assets	4,866	(544)
Accounts payable and accrued liabilities	4,894	(7,569)
Deferred revenue	(539)	816
Operating lease liabilities	(820)	137
Income taxes	2,826	(32)
Other liabilities	(4,635)	650
Net cash used in operating activities	(893)	(24,711)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(277)	(93)
Purchases of internally-created software	—	(146)
Cash paid in acquisitions, net of cash acquired	—	(6,847)
Other investing	—	100
Net cash used in investing activities	(277)	(6,986)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	38,800
Payments for debt-related costs	—	(1,618)
Proceeds from issuance of class A common stock	8	—
Repurchases of class A common stock	—	(7)
Finance lease principal payments	(233)	—
Settlement of tax withholding obligations	(95)	(163)
Net cash (used in) provided by financing activities	(320)	37,012
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,490)	5,315
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	6,933	7,071
End of period	5,443	12,386
Cash, cash equivalents and restricted cash at end of period	$5,443	$12,386
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$3,090	$739
Cash paid for income taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING:
Capital expenditures received in exchange for liabilities included in deferred revenue	$123	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIACO HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Unless Indicated Otherwise)
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
MediaCo Holding Inc., and its subsidiaries (collectively, “MediaCo” or the “Company”) is an owned and operated multi-media company formed in Indiana in 2019, focused on television, radio and digital advertising, premium programming and events.
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
The Company determined that the Estrella entities holding the Estrella Broadcast Assets (the “Estrella VIE”) were a VIE in which the Company held a controlling financial interest pursuant to the requirements stated in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) paragraph 810-10-25-38A and paragraph 810-10-25-38B. The Company determined that since the major factors in the economic performance of the Estrella VIE were the popularity of the programming provided by the Company to the Estrella VIE and the Company’s sale of advertising in that programming, the Company was the primary beneficiary of the VIE, and the remaining assets and liabilities of the Estrella VIE should be consolidated in the Company’s consolidated financial statements as of April 17, 2024.
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

On May 1, 2025, the Put Right was exercised by Estrella Media, Inc. and MediaCo acquired 100% of the equity interests of Estrella and certain subsidiaries of Estrella in exchange for 7,051,538 shares of Class A common stock. As a result of the exercise of the Put Right, Estrella became a wholly owned subsidiary of the Company.
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
Cash, Cash Equivalents and Restricted Cash
MediaCo considers time deposits, money market fund shares and all highly liquid debt investment instruments with original maturities of three months or less to be cash equivalents. At times, such deposits may be in excess of FDIC insurance limits. Restricted cash of $2.0 million as of June 30, 2025 and December 31, 2024 was held as collateral for a letter of credit entered into in connection with the lease in New York City for our radio operations and corporate offices, which expires in October 2039, and restricted cash of $0.5 million as of June 30, 2025 and December 31, 2024 was held for a collateral account related to merchant banking for the Company’s purchase card program and for an office lease security deposit, all included in the line item Deposits and Other in the condensed consolidated balance sheets.
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

Goodwill
As a result of the Estrella Acquisition, the Company recorded $28.3 million of goodwill, which accounts for all goodwill on the condensed consolidated balance sheet as of June 30, 2025, and of which $8.4 million is allocated to our Video Segment and $19.9 million is allocated to our Audio Segment. ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. Under ASC 350 we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual quantitative goodwill impairment test. We perform this assessment annually as of October 1, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business, U.S. Government budget restrictions or the disposal of all or a portion of a reporting unit. Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit, which is our business segment level or a level below the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results. In the current period, it was not more likely than not that the fair value of each reporting unit was less than its carrying amount. There have been no indicators of impairment since we performed our annual impairment assessment as of October 1, 2024.
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
Allowance for Credit Losses
An allowance for credit losses is recorded based on management’s judgment of the collectability of trade receivables. When assessing the collectability of receivables, management considers, among other things, customer type (agency versus non-agency), historical loss experience, existing and expected future economic conditions and aging category. Amounts are written off after all normal collection efforts have been exhausted. The activity in the allowance for credit losses for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning Balance	$872	$378	$1,079	$353
Additions Related to Estrella Acquisition	—	496	—	496
Change in Provision	1,520	54	1,313	79
Write Offs	—	(249)	—	(249)
Ending Balance	$2,392	$679	$2,392	$679
Programming Rights
MediaCo has elected to record programming right assets and liabilities acquired from third parties at the gross amount at inception. These programming rights are amortized based on the estimated number of future showings on a program by program basis over the license term, beginning in the period in which the license period begins and program becomes available for broadcast in accordance with ASC 920, Entertainment - Broadcasters. Program rights expected to be amortized to expense in the following 12-month period are classified as current assets and program rights payable within the following 12-month period are classified as current liabilities. All program rights payable are included in accounts payable and accrued expenses as of June 30, 2025. Amortization expense for the three and six months ended June 30, 2025 was $0.2 million and $0.6 million, respectively, which is included in operating expenses. Amortization expense for both the three and six months ended June 30, 2024 was $0.8 million. These programming rights were primarily related to one agreement which was terminated in February 2025.
Production Costs
MediaCo capitalizes costs for owned television content, including direct costs, production overhead and development costs. Amortization for content predominantly monetized with other owned or licensed content is recorded based on estimated usage. In determining the method of amortization and estimated life, we generally use the method and the life that most closely follow the individual film forecast computation method, in accordance with ASC 926, Entertainment - Films. Program rights expected to be amortized to expense in the following 12-month period are classified as current assets. Amortization expense for both the three and six months ended June 30, 2025 was $0.6 million, which is included in operating expenses. Amortization expense for both the three and six months ended June 30, 2024 was zero.
Advertising Costs
Advertising costs are expensed when incurred. Advertising expenses were $0.1 million and $0.3 million in each of the three and six months ended June 30, 2025 and $0.5 million in each of the three and six months ended June 30, 2024, respectively.
Deferred Revenue and Barter Transactions
Deferred revenue includes makegood liability, deferred barter and other transactions in which payments are received prior to the performance of services (e.g., cash-in-advance advertising). Certain network sales contracts include a guaranteed number of impressions. If the guarantee is not met the Company is obligated to provide additional spots at no charge until the guaranteed number of impressions is met, referred to as a makegood liability. The liability for each contract is calculated by determining the cost per guarantee per the original contract, multiplied by the number of deficiency units. As of June 30, 2025 and December 31, 2024, the makegood liability assumed in the Estrella Acquisition, which is associated with these network sales and contracts, was $8.8 million and $9.2 million, respectively, and is expected to be recognized at any time but likely not to exceed four years. During the three and six months ended June 30, 2025, the Company recognized $1.2 million and $1.7 million, respectively in Revenue. During the three and six months ended June 30, 2024, the Company recognized $0.8 million in Revenue. Barter transactions are recorded at the estimated fair value of the product or service received. Revenue from barter transactions is recognized when commercials are broadcast. The appropriate expense or asset is recognized when merchandise or services are used or received. Barter revenues were $0.8 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively. Barter revenues were $1.2 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively Barter expenses were $0.8 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively. Barter expenses were $1.2 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively

Estimates
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
Recent Accounting Pronouncements Implemented
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with our fiscal year 2024 annual reporting period, with early adoption permitted. The Company adopted this guidance for annual disclosures for the year ended December 31, 2024 and interim disclosures for the second quarter of 2025. As a result, we have enhanced our segment disclosures. The adoption of this ASU affects only our disclosures, with no impacts to our financial condition and results of operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(8,800)	$(48,307)	$(17,406)	$(51,984)
Less: Net income attributable to noncontrolling interests	(278)	(828)	(475)	(828)
Less: Preferred stock dividends	—	(128)	—	(851)
Net loss attributable to common shareholders for basic and diluted earnings per share	(9,078)	(49,263)	(17,881)	(53,663)

Denominator:
Weighted-average shares of common stock outstanding — basic and diluted	79,719	65,415	77,100	45,166

Earnings per share of common stock attributable to common shareholders:
Net loss per share attributable to common shareholders - basic and diluted:	$(0.11)	$(0.75)	$(0.23)	$(1.19)
The following convertible equity shares, convertible promissory note shares, option agreement shares and restricted stock awards were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Convertible Emmis promissory note	—	8,596	—	9,561
Option agreement shares	1,860	5,734	4,441	2,867
Series A convertible preferred stock	—	6,569	—	24,479
Restricted stock awards	450	590	427	575
Total anti-dilutive shares	2,310	21,489	4,868	37,482
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
Variable Interest Entity
As discussed in Note 1 — Summary of Significant Accounting Policies, the Company determined that the Estrella entities holding the Estrella Broadcast Assets represented a VIE in which the Company held a controlling financial interest, as MediaCo was the primary beneficiary of the VIE. Estrella VIE’s assets could have been used only to settle obligations of the Estrella VIE until May 1, 2025 when the Put Right was exercised by Estrella Media, Inc. and MediaCo acquired 100% of the equity interests of Estrella and certain subsidiaries of Estrella in exchange for 7,051,538 shares of Class A common stock. The carrying amounts of the VIE’s consolidated assets and liabilities included in the condensed consolidated balance sheet are as follows:

December 31, 2024
CURRENT ASSETS:
Cash and cash equivalents	$159
Accounts receivable, net of allowance for doubtful accounts of $42	2,858
Prepaid expenses and other current assets	379
Total current assets	3,396
PROPERTY AND EQUIPMENT, NET	10,298
OTHER INTANGIBLE ASSETS, NET	102,698
OPERATING LEASE RIGHT OF USE ASSETS	3,171
DEPOSITS AND OTHER	579
Total assets	$120,142
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,072
Deferred revenue	53
Operating lease liabilities	370
Income taxes payable	2,025
Other current liabilities	49
Total current liabilities	5,569
OPERATING LEASE LIABILITIES, NET OF CURRENT	2,427
OTHER NONCURRENT LIABILITIES	6
Total liabilities	8,002
Net assets	$112,140
The summarized operating results of the VIE are through the date the Put Right was exercised and are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$672	$3,174	$2,654	$3,174
Operating income	278	827	474	827
Net income	278	828	475	828
Unaudited Pro Forma Financial Information
The following table presents the estimated unaudited pro forma combined results of MediaCo and Estrella for the three and six months ended June 30, 2024, as if the acquisition had occurred on January 1, 2024:

	Three Months Ended June 30, (unaudited)	Six Months Ended June 30, (unaudited)
	2024	2024
Net revenues	$28,722	$54,649
Net loss before income taxes	(57,721)	(67,110)
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
4. INTANGIBLE ASSETS AND GOODWILL
As of June 30, 2025 and December 31, 2024, intangible assets and goodwill consisted of the following:

	June 30, 2025	December 31, 2024
Indefinite-lived intangible assets
FCC licenses	$165,964	$165,964
Goodwill	28,338	28,338
Definite-lived intangible assets
Customer relationships	10,323	11,675
Software	964	1,138
Other	71	112
Total definite-lived intangible assets, net	$11,358	$12,925
Total intangible assets, net and goodwill	$205,660	$207,227
Definite-lived intangibles
The following table presents the weighted-average useful life at June 30, 2025, and the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at June 30, 2025 and December 31, 2024:

		June 30, 2025			December 31, 2024
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	13.8	$13,704	$3,381	$10,323	$13,704	$2,029	$11,675
Software	2.9	1,733	769	964	1,733	595	1,138
Other	1.4	256	185	71	256	144	112
Total		$15,693	$4,335	$11,358	$15,693	$2,768	$12,925
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
Total amortization expense from definite-lived intangible assets for each of the three and six months ended June 30, 2025 and 2024 and included in the depreciation and amortization line item in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization expense	$735	$852	$1,567	$932

The Company estimates amortization expense each of the next five years as follows:

Year ending December 31,	Amortization Expense
2025 (from July 1)	$1,440
2026	2,477
2027	1,930
2028	1,398
2029	992
After 2029	3,121
Total	$11,358
5. REVENUE
The Company generates revenue from the sale of services including, but not limited to: (i) on-air commercial broadcast time, (ii) non-traditional revenues including event-related revenues and event sponsorship revenues, and (iii) digital advertising. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue. Certain network sales contracts include a guaranteed number of impressions. If the guarantee is not met, the Company is obligated to provide additional spots at no charge until the guaranteed number of impressions is met, referred to as a makegood liability. The liability for each contract is calculated by determining the cost per guarantee per the original contract, multiplied by the number of deficiency units. As of June 30, 2025, the makegood liability which is associated with these network sales and contracts was $8.8 million and is expected to be recognized at any time but likely not to exceed four years and is included in Deferred revenue in the condensed consolidated financial statements. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Advertising revenues presented in the condensed consolidated financial statements are reflected on a net basis, after the deduction of advertising agency fees, usually at a rate of 15% of gross revenues.
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
Disaggregation of revenue
The following table presents the Company's revenues disaggregated by revenue source:

	Three Months Ended June 30, 2025
	Audio	Video	Consolidated
Net revenues:
Spot Radio & TV Advertising	$12,727	$6,351	$19,078
Digital	130	9,319	9,449
Syndication	661	—	661
Events and Sponsorships	401	47	448
Other	1,317	292	1,609
Total net revenues	$15,236	$16,009	$31,245

	Three Months Ended June 30, 2024
	Audio	Video	Consolidated
Net revenues:
Spot Radio & TV Advertising	$11,912	$5,800	$17,712
Digital	913	2,496	3,409
Syndication	688	—	688
Events and Sponsorships	2,051	63	2,114
Other	1,649	630	2,279
Total net revenues	$17,213	$8,989	$26,202

	Six Months Ended June 30, 2025
	Audio	Video	Consolidated
Net revenues:
Spot Radio & TV Advertising	$23,330	$11,779	$35,109
Digital	1,255	17,731	18,986
Syndication	1,314	—	1,314
Events and Sponsorships	637	50	687
Other	2,392	787	3,179
Total net revenues	$28,928	$30,347	$59,275

	Six Months Ended June 30, 2024
	Audio	Video	Consolidated
Net revenues:
Spot Radio & TV Advertising	$16,260	$5,800	$22,060
Digital	1,775	2,496	4,271
Syndication	1,286	—	1,286
Events and Sponsorships	2,172	63	2,235
Other	2,426	630	3,056
Total net revenues	$23,919	$8,989	$32,908
6. LONG-TERM DEBT, WARRANTS, AND SERIES B PREFERRED STOCK
Long-term debt, Warrant shares, and Series B Preferred Stock was comprised of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
First Lien Term Loans	$45,000	$45,000
Second Lien Term Loan	29,200	27,984
Less: Current maturities	(5,000)	—
Less: Unamortized original issue discount and deferred financing costs	(2,502)	(2,812)
Total long-term debt	$66,698	$70,172

Warrant Shares	$—	$32,155
Series B Preferred Stock	$38,328	$35,553
First Lien Term Loans
On April 17, 2024, MediaCo, as borrower and guarantor, and its direct and indirect subsidiaries, as guarantors, entered into a $45.0 million first lien term loan credit facilities (the “First Lien Credit Agreement”) with White Hawk Capital Partners, LP, as administrative and collateral agent, and various lenders from time-to-time party thereto. The First Lien Credit Agreement consists of a $35.0 million initial term loan (the “Initial Term Loan”) and delayed draw term loans in an aggregate amount up to $10.0 million (the “Delayed Draw Term Loans”). The first of such Delayed Draw Term Loans of $5.0 million was made on May 2, 2024 and the second of such Delayed Draw Term Loans of $5.0 million was made on July 17, 2024. As of June 30, 2025, there are no available borrowings on the Delayed Draw Term Loans.
In September 2024, the Company entered into the First Amendment of the First Lien Credit Agreement with White Hawk Capital Partners, LP, which provided for $7.5 million of additional delayed draw term loans (the “additional Delayed Draw Term Loans”), subject to compliance with certain debt covenants, for Delayed Draw Term Loans, and waived the requirement for mandatory prepayment of any net proceeds received as a result of any equity issuances, up to $7.3 million. A fee of $0.3 million was paid in conjunction with entering into this amendment. As of June 30, 2025, there are no available borrowings on the Additional Delayed Draw Term Loans and no amounts have been drawn.
The Initial Term Loan will mature on April 17, 2029, and each Delayed Draw Term Loan will mature on the date that is two years after the initial drawing of such Delayed Draw Term Loan. Loans under the First Lien Credit Agreement are subject to monthly interest payments at a rate of SOFR + 6.00%.
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
Warrant Shares
On April 17, 2024, in connection with the Estrella Acquisition, MediaCo issued the Warrant, which provides for the purchase of up to 28,206,152 shares of Class A common stock, subject to customary adjustments as set forth in the Warrant, at an exercise price per share of $0.00001. Subject to certain limitations, the Warrant also provides that the Warrant holder has the right to participate in distributions on Class A common stock on an as-exercised basis. The Warrant further provides that in no event shall the aggregate number of Warrant Shares issuable to the Warrant holder upon exercise of the Warrant exceed 19.9% of the aggregate number of shares of common stock of MediaCo outstanding, or the voting power of such outstanding shares of common stock, on the business day immediately preceding the issue date for such Warrant Shares, calculated in accordance with the applicable rules of Nasdaq, unless and until shareholder approval. As such, all Warrant Shares were classified as a liability as of December 31, 2024 at their fair value based on the closing price of Class A common stock unless and until shareholder approval was obtained. Such approval was obtained on March 6, 2025. See Note 3 — Business Combinations for additional information. The Warrant terminates September 6, 2025, six months from the date shareholder approval was obtained, at which point, to the extent not fully exercised, the Warrant shall be deemed automatically exercised. For the three months ended March 31, 2025, the Company reclassified the Warrant from a liability classification to equity classification. Subsequent to shareholder approval, the Warrant is now accounted for as permanent equity.
Based on amounts outstanding at June 30, 2025, mandatory principal payments of long-term debt and preferred stock for the next five years and thereafter are summarized below:

Year ended December 31,	First Lien Term Loans	Second Lien Term Loan	Series B Preferred Stock	Total Payments
Remainder of 2025 (from July 1)	$—	$—	$—	$—
2026	10,000	—	—	10,000
2027	2,625	2,250	—	4,875
2028	3,500	3,000	—	6,500
2029	28,875	24,750	—	53,625
After 2029	—	—	60,000	60,000
Total	$45,000	$30,000	$60,000	$135,000
7. COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, our stations are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.
8. INCOME TAXES
The effective tax rate for the six months ended June 30, 2025 and 2024 was (3)% and (1)%, respectively. Our effective tax rate for the six months ended June 30, 2025 differs from the statutory tax rate primarily due to the recognition of additional valuation allowance.

ASC Subtopic 740-10 clarified the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute of the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that reaches greater than 50% likelihood of being realized upon ultimate settlement. In 2023, we recorded approximately $390 thousand of gross tax liability for uncertain tax positions related to federal and state income tax returns filed. Additionally, we recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision. As of June 30, 2025, the amount of interest accrued was approximately $82 thousand, which did not include the federal tax benefit of interest deductions.
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
We elected not to apply the recognition requirements of ASC 842, Leases, to short-term leases, which are deemed to be leases with a lease term of 12 months or less. Instead, we recognized lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized during both the three months ended June 30, 2025 and 2024 was not material.
The impact of operating leases to our condensed consolidated financial statements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$1,983	$1,773	$4,022	$2,407
Operating cash flows from operating leases	1,645	1,263	3,359	1,543
Right-of-use assets obtained in exchange for additional operating lease liabilities from lease modification	457	—	457	—

	June 30, 2025	December 31, 2024
Weighted average remaining lease term - operating leases (in years)	12.5	12.8
Weighted average discount rate - operating leases	11.6%	11.6%
The impact of finance leases to our condensed consolidated financial statements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Finance lease cost	$226	$199	$456	$199
Cash flows from finance leases	193	124	380	124

	June 30, 2025	December 31, 2024
Weighted average remaining lease term - finance leases (in years)	3.8	4.2
Weighted average discount rate - finance leases	11.3%	11.3%

As of June 30, 2025, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ending December 31,
2025 (from July 1)	$3,527
2026	7,170
2027	7,010
2028	6,959
2029	6,725
After 2029	56,569
Total lease payments	87,960
Less imputed interest	(44,331)
Total recorded operating lease liabilities	$43,629
As of June 30, 2025, the annual minimum lease payments of our finance lease liabilities were as follows:

Year ending December 31,
2025 (from July 1)	$389
2026	799
2027	831
2028	864
2029	218
After 2029	—
Total lease payments	3,101
Less imputed interest	(573)
Total recorded finance lease liabilities	$2,528
10. RELATED PARTY TRANSACTIONS
Estrella Put Right
On March 6, 2025, the shareholders of MediaCo approved the Proposal and the Put Right became exercisable for 7,051,538 shares of Class A common stock.
On May 1, 2025, the Put Right was exercised by Estrella Media, Inc. and MediaCo acquired 100% of the equity interests of Estrella and certain subsidiaries of Estrella. As a result of the exercise of the Put Right, Estrella became a wholly owned subsidiary of the Company. See Note 1 — Summary of Significant Accounting Policies.
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
The Company recognized interest expense of $0.2 million and $0.4 million related to the Emmis Convertible Promissory Note for the three and six months ended June 30, 2024.

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
Dividends on Series A preferred stock held by SG Broadcasting were $0.1 million and $0.9 million for the three and six months ended June 30, 2024.
Consulting Agreements & Other Activity
In October 2023, we entered into agreements with five consultants that are currently employed by affiliates of Standard General. One of the agreements had a term that expired on February 1, 2024 and was billed at an hourly rate of $125 per hour. One of the agreements, billed at a rate of $8,400 per month expired on May 31, 2024. Two of the agreements billed at rates of $6,000 and $12,000 per month were extended through September 30, 2024. One agreement may be terminated at any time by either party and is billed at $18,000 per month, plus expenses. For the three and six months ended June 30, 2024, $0.1 million and $0.3 million of fees were incurred related to these agreements. These agreements were terminated as of September 30, 2024.
In March 2024, we made payments of $15,000 to the National Association of Investment Companies, of which a member of our board of directors is the President & CEO.
On October 29, 2024, the Company and Standard Media Group LLC (“SMG”) entered into an Employee Leasing Agreement, effective as of October 1, 2024 (the “Leasing Agreement”). Under the Leasing Agreement, the Company will obtain the services of several SMG employees to serve various roles for the Company, including with respect to the legal, digital products, broadcast IT, and news operations function. The Leasing Agreement is an at-cost arrangement, with the Company paying only for a percentage of the actual cost of employing each leased employee, with no markup or service fees above the Company’s share of the actual fully-loaded cost of each leased employee. For the three and six months ended June 30, 2025, $0.2 million and $0.3 million of fees were incurred related to this agreement and $0.3 million was unpaid for both the three and six months ended June 30, 2025.
On April 17, 2025, the Company and Paducah Television Operations LLC (“PTO”), a subsidiary of SMG, entered into a Support Agreement, effective as of April 17, 2025 (the “PTO Support Agreement”) and continues for a term of six months unless terminated earlier by either party with 30 days written notice. Under the PTO Support Agreement, the Company will provide operational support to PTO, including, but not limited to, finance and legal assistance, human resources, sales, and production of certain marketing materials. In return for providing these services, the Company will receive payment at the mutually agreed upon rate. For the three and six months ended June 30, 2025, $0.6 million of fees were earned related to this agreement and is recorded in other income on the condensed consolidated statements of operations. $0.6 million of these fees were still owed to the Company as of June 30, 2025.

11. SEGMENT INFORMATION
The Company revised its segment information as of December 31, 2024 to reflect the adoption of ASU 2023-07 and certain changes resulting from our periodic review of factors relevant to how the chief operating decision maker (“CODM”) assesses performance and allocates resources in accordance with FASB ASC 280, Segment Reporting. The Company’s CODM is the Chief Executive Officer. The CODM primarily uses operating income (loss) to evaluate the financial performance of each segment and make resource allocation decisions. We currently manage our operations through two business segments: (i) Audio, and (ii) Video. The Company’s Audio Segment includes both MediaCo’s and Estrella’s radio stations serving New York City, NY, Los Angeles, CA, Houston, TX, and Dallas, TX demographic market area that primarily targets Black, Hispanic, and multi-cultural consumers. The Audio Segment derives revenues primarily from radio and digital advertising sales, but also generates revenues from events, including sponsorships and ticket sales, licensing, and syndication. The Company’s Video Segment includes Estrella’s television stations offering a unique aggregation of Spanish-language programming, including originals, topical entertainment, reality, news, and comedy. The Video Segment’s revenue is primarily derived from television and digital advertising. The Company’s television stations serve Los Angeles, CA, Houston, TX, Denver, CO, New York, NY, Chicago, IL and Miami, FL.
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

Three Months Ended June 30, 2025	Audio	Video	Corporate and other(1)	Consolidated
Net revenues	$15,236	$16,009	$—	$31,245
Operating expenses	15,910	18,864	—	34,774
Depreciation and amortization	872	825	—	1,697
Other segment items(2)	3	2	1,554	1,559
Operating income (loss)	$(1,549)	$(3,682)	$(1,554)	$(6,785)

Three Months Ended June 30, 2024	Audio	Video	Corporate and other(1)	Consolidated
Net revenues	$17,213	$8,989	$—	$26,202
Operating expenses	19,077	15,570	—	34,647
Depreciation and amortization	417	1,014	—	1,431
Other segment items(2)	5	—	3,445	3,450
Operating loss	$(2,286)	$(7,595)	$(3,445)	$(13,326)

Six Months Ended June 30, 2025	Audio	Video	Corporate and other(1)	Consolidated
Net revenues	$28,928	$30,347	$—	$59,275
Operating expenses	27,844	36,142	—	63,986
Depreciation and amortization	1,796	1,670	—	3,466
Other segment items(2)	142	2	3,147	3,291
Operating income (loss)	$(854)	$(7,467)	$(3,147)	$(11,468)

Six Months Ended June 30, 2024	Audio	Video	Corporate and other(1)	Consolidated
Net revenues	$23,919	$8,989	$—	$32,908
Operating expenses	25,727	15,570	—	41,297
Depreciation and amortization	550	1,014	—	1,564
Other segment items(2)	5	—	6,835	6,840
Operating loss	$(2,363)	$(7,595)	$(6,835)	$(16,793)
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

Assets by reportable segment were as follows:

Total Assets	Audio	Video	Corporate and other(3)	Consolidated
June 30, 2025	$186,465	$125,749	$2,936	$315,150
December 31, 2024	198,310	122,748	4,443	325,501
(3) Corporate and other is not an operating segment. Corporate and other assets primarily include cash and cash equivalents.

12. SUBSEQUENT EVENTS
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted and includes a variety of changes to U.S. income tax and related laws. Among other things, the OBBBA makes changes to certain business-related exclusions, deductions and credits. The effect of the OBBBA will be recorded in the third quarter of fiscal 2025, as a change in tax law is accounted for in the period of enactment. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. While the Company continues to assess the impact of the tax provisions of the OBBBA on its condensed consolidated financial statements, the Company currently believes that the tax provisions of the legislation are not expected to have a material impact on the Company’s financial position or statement of operations.
On August 8, 2025, the Company’s shareholders approved the 2025 Equity Incentive Plan (“Plan”), authorizing the issuance of up to five million shares of Class A common stock. The Plan replaces the 2020 and 2021 Equity Incentive Plans. The new Plan includes provisions for stock options, restricted stock units, and performance-based awards.

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
The following table summarizes the sources of our revenues for the three and six months ended June 30, 2025 and 2024. The category “Other” includes, among other items, revenues related to network revenues and barter.

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2025	% of Total	2024	% of Total	2025	% of Total	2024	% of Total
Net revenues:
Spot Radio & TV Advertising	$19,078	61	$17,712	68	$35,109	59	$22,060	67
Digital	9,449	30	3,409	13	18,986	33	4,271	13
Syndication	661	2	688	3	1,314	2	1,286	4
Events and Sponsorships	448	1	2,114	8	687	1	2,235	7
Other	1,609	6	2,279	8	3,179	5	3,056	9
Total net revenues	$31,245		$26,202		$59,275		$32,908
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

As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. We also regularly review our portfolio of assets and may opportunistically dispose of or otherwise monetize assets when we believe it is appropriate to do so. As part of the Estrella Acquisition integration, we developed a plan to close and relocate certain studio and marketing operations. In fulfilling this plan, we incurred involuntary termination costs of $0.2 million and $0.5 million in the three and six months ended June 30, 2025, respectively, included in operating expenses on our condensed consolidated statements of operations included elsewhere in this report.
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
CRITICAL ACCOUNTING ESTIMATES
During the six months ended June 30, 2025, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 15, 2025.
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
The key developments in our business for the three and six months ended June 30, 2025 are summarized below:
•Net revenues of $31.2 million increased $5.0 million, or 19%, during the three months ended June 30, 2025 compared to net revenues of $26.2 million during the three months ended June 30, 2024.
•Net revenues of $59.3 million increased $26.4 million, or 80%, during the six months ended June 30, 2025 compared to net revenues of $32.9 million during the six months ended June 30, 2024.
•Operating loss of $6.8 million decreased $6.5 million, or 49%, during the three months ended June 30, 2025 compared to operating loss of $13.3 million during the three months ended June 30, 2024.
•Operating loss of $11.5 million decreased $5.3 million, or 32%, during the six months ended June 30, 2025 compared to operating loss of $16.8 million during the six months ended June 30, 2024.
•Net loss of $8.8 million decreased $39.5 million, or 82%, during the three months ended June 30, 2025 compared to net loss of $48.3 million during the three months ended June 30, 2024.
•Net loss of $17.4 million decreased $34.6 million, or 67%, during the six months ended June 30, 2025 compared to net loss of $52.0 million during the six months ended June 30, 2024.
•Cash flows used in operating activities decreased by $23.8 million, or 96%, during the six months ended June 30, 2025 to $0.9 million compared to cash flows used in operating activities of $24.7 million during the six months ended June 30, 2024.
•Adjusted EBITDA for the three months ended June 30, 2025 was $1.8 million increasing 134% compared to Adjusted EBITDA of $(5.2) million for the three months ended June 30, 2024.
•Adjusted EBITDA for the six months ended June 30, 2025 was $2.9 million increasing 165% compared to Adjusted EBITDA of $(4.5) million for the six months ended June 30, 2024.

Consolidated Operating Data
The following table sets forth a summary of each of the Company’s components of operating expense as a percentage of net revenue for the three months and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
NET REVENUES	$31,245	100	$26,202	100	$59,275	100	$32,908	100
OPERATING EXPENSES:
Operating expenses	34,774	111	34,647	132	63,986	108	41,297	125
Corporate expenses	1,554	5	3,445	13	3,147	5	6,835	21
Depreciation and amortization	1,697	5	1,431	5	3,466	6	1,564	5
Loss on disposal of assets	5	—	5	—	144	—	5	—
Total operating expenses	38,030		39,528		70,743		49,701
OPERATING LOSS	$(6,785)		$(13,326)		$(11,468)		$(16,793)
Three-Month and Six-Month Periods Ended June 30, 2025 compared to June 30, 2024

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
NET REVENUES	$31,245	$26,202	5,043	19	$59,275	$32,908	26,367	80
OPERATING EXPENSES:
Operating expenses	34,774	34,647	127	—	63,986	41,297	22,689	55
Corporate expenses	1,554	3,445	(1,891)	(55)	3,147	6,835	(3,688)	(54)
Depreciation and amortization	1,697	1,431	266	19	3,466	1,564	1,902	122
Loss on disposal of assets	5	5	—	N/A	144	5	139	2780
Total operating expenses	38,030	39,528	(1,498)	(4)	70,743	49,701	21,042	42
OPERATING LOSS	(6,785)	(13,326)	6,541	(49)	(11,468)	(16,793)	5,325	(32)
OTHER INCOME (EXPENSE):
Interest expense, net	(3,855)	(3,782)	(73)	2	(7,609)	(3,918)	(3,691)	94
Change in fair value of warrant shares liability	—	(31,027)	31,027	N/A	—	(31,027)	31,027	N/A
Other income	2,119	10	2,109	21090	2,230	20	2,210	11050
Total other expense	(1,736)	(34,799)	33,063	(95)	(5,379)	(34,925)	29,546	(85)
LOSS BEFORE INCOME TAXES	(8,521)	(48,125)	39,604	(82)	(16,847)	(51,718)	34,871	(67)
PROVISION FOR INCOME TAXES	279	182	97	53	559	266	293	110
NET LOSS	$(8,800)	$(48,307)	39,507	(82)	$(17,406)	$(51,984)	34,578	(67)
Net revenues:
Net revenues increased during the three and six months ended June 30, 2025 primarily due to the new assets acquired in the Audio and Video segments as part of the Estrella Acquisition in April 2024.
Operating expenses:
Operating expenses decreased during the three months ended June 30, 2025 primarily due to decreases in employee costs, events, computer, security and general insurance expenses partially offset, by increases in bad debt and TV expenses.
Operating expenses increased during the six months ended June 30, 2025 primarily due to the new assets acquired in the Audio and Video segments as part of the Estrella Acquisition.

Corporate expenses:
Corporate expenses decreased for the three and six months ended June 30, 2025 primarily due to lower professional service fees driven by work related to the Estrella Acquisition in the prior year.
Depreciation and amortization:
Depreciation and amortization expense increased during the three and six months ended June 30, 2025 primarily related to the Estrella Acquisition. Depreciation and amortization expenses excluding expenses related to the Estrella Acquisition, remained relatively flat due to certain assets becoming fully depreciated in the prior year offset by new assets placed into service in 2025.
Loss on disposal of assets:
The loss on disposal of assets remained consistent quarter over quarter for the three months ended June 30, 2025, compared to the same period in 2024.
Loss on disposal of assets increased for the six months ended June 30, 2025 primarily due to the disposal of certain fixed assets, while there were no such disposals in 2024.
Operating loss:
See “Net revenues,” “Operating expenses,” “Corporate expenses,” “Depreciation and amortization,” and “Loss on disposal of assets” above.
Interest expense, net:
Interest expense increased during the three and six months ended June 30, 2025 due to the additional long-term debt related to the Estrella Acquisition.
Other income:
Other income increased during the three and six months ended June 30, 2025 compared to the prior year primarily because of a one-time employee retention tax credit received, income from managed services agreements where the Company is providing accounting and other services, and subleasing income from one of our facilities which began in the first quarter of 2025.
Provision for income taxes:
Provision for income taxes increased during the three and six months ended June 30, 2025 compared to the prior year due to tax amortization of the Company’s historical and newly acquired indefinite-lived intangibles, along with the impact of filing in additional state jurisdictions as a result of the Estrella Acquisition. See Note 8 — Income Taxes in our condensed consolidated financial statements included elsewhere in this report for additional details.
Consolidated net loss:
The decrease in consolidated net loss was primarily due to the Estrella Acquisition. See “Net revenues,” “Operating expenses,”, “Corporate expenses,” “Depreciation and amortization,” “Loss on disposal of assets,” “Interest expense, net,” “Provision for income taxes,” and “Other income” above for additional details.

Performance by Business Segment
Audio Segment
The Company’s Audio Segment includes the Estrella MediaCo radio, digital and events operations as well as two New York radio stations that predate the Estrella Acquisition. Revenue, Operating expenses and Segment Operating Loss for our Audio Segment were as follows:

	Audio Segment
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net Revenues	$15,236	$17,213	$28,928	$23,919
Operating Expenses	16,785	19,499	29,782	26,282
Segment Operating Loss	$(1,549)	$(2,286)	$(854)	$(2,363)
Revenue and operating expenses from our Audio Segment decreased $2.0 million and $2.7 million, respectively, during the three months ended June 30, 2025 compared to the same period in 2024, driven primarily as a result of the decrease in event revenue and decreases in payroll and event expenses.
Revenue and operating expenses from our Audio Segment increased $5.0 million and $3.5 million, respectively, during the six months ended June 30, 2025 compared to the same period in 2024, driven primarily as a result of the new assets acquired in the Audio segment as part of the Estrella Acquisition.
Video Segment
The Company’s Video Segment includes the results of the EstrellaTV network and all of the Estrella MediaCo television operations, including digital. Revenue, Operating expenses and Segment Operating Loss for our Video Segment were as follows:

	Video Segment
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net Revenues	$16,009	$8,989	$30,347	$8,989
Operating Expenses	19,691	16,584	37,814	16,584
Segment Operating Loss	(3,682)	(7,595)	(7,467)	(7,595)
Revenue and operating expenses from our Video Segment increased $7.0 million and $3.1 million, respectively, during the three months ended June 30, 2025 compared to the same period in 2024, were due to increases in digital revenue and increases in impression expense, partially offset by decreases in payroll expense.
Revenue and operating expenses from our Video Segment increased $21.4 million and $21.2 million, respectively, during the six months ended June 30, 2025 compared to the same period in 2024, were due to the new assets acquired as part of the Estrella Acquisition.
Corporate and other
Operating expenses related to Corporate and other decreased to $1.6 million for the three months ended June 30, 2025 compared to $3.4 million for the three months ended June 30, 2024, primarily due to lower professional service fees driven by work related to the Estrella Acquisition in the prior year.
Operating expenses related to Corporate and other decreased to $3.1 million for the six months ended June 30, 2025 compared to $6.8 million for the six months ended June 30, 2024, primarily due to lower professional service fees driven by work related to the Estrella Acquisition in the prior year.

Non-GAAP Financial Measures
Reconciliations of Net Loss to EBITDA and Adjusted EBITDA(1)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net Loss	$(8,521)	$(48,125)	$(17,406)	$(51,984)
Provision for income taxes	279	182	559	266
Interest expense, net	3,855	3,782	7,609	3,918
Depreciation and amortization	1,697	1,431	3,466	1,564
EBITDA	$(2,690)	$(42,730)	$(5,772)	$(46,236)
Loss on disposal of assets	5	5	144	5
Change in fair value of warrant shares liability	—	31,027	—	31,027
Other income	(2,119)	(10)	(2,230)	(20)
Other adjustments	6,595	6,486	10,776	10,725
Adjusted EBITDA(1)	$1,791	$(5,222)	$2,918	$(4,499)

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

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations. Our primary uses of capital have been, and are expected to continue to be, capital expenditures, working capital, and acquisitions. Management anticipates the Company will be able to meet its liquidity needs for the next twelve months with cash and cash equivalents on hand, and projected cash flows from operations.
At June 30, 2025, the Company had cash, cash equivalents and restricted cash of $5.4 million and negative working capital of $32.3 million. At December 31, 2024, the Company had cash, cash equivalents and restricted cash of $6.9 million and negative working capital of $18.0 million. The increase in negative working capital was driven by the cancellation of certain programming rights contracts reducing the current portion of programming rights as well as increased accounts payable and accrued expenses, accrued salaries and commissions, and deferred revenue, partially offset by increased accounts receivable.
As part of its business strategy, the Company continually evaluates potential acquisitions of businesses that it believes hold promise for long-term appreciation in value and leverage our strengths. Any potential acquisitions have the potential to impact our liquidity position.
Operating Activities
Cash flows used in operating activities were $0.9 million for the six months ended June 30, 2025, compared to $24.7 million for the six months ended June 30, 2024. The decrease in cash used in operating activities was mainly attributable to improved operating income driven by transaction costs incurred in the prior year that were not incurred in the current year and focus on cash management.

Investing Activities
Cash flows used in investing activities were $0.3 million for the six months ended June 30, 2025, primarily attributable to cash paid for various capital projects. Cash flows used in investing activities were $7.0 million for the six months ended June 30, 2024, primarily attributable to the Estrella acquisition, capital expenditures related to a new digital platform project, and the build out of our new space for corporate offices.
Financing Activities
Cash flows used in financing activities were $0.3 million for the six months ended June 30, 2025, attributable to finance lease principal payments and settlement of tax withholding obligations. Cash flows provided by financing activities were $37.0 million for the six months ended June 30, 2024, attributable to proceeds from the First Lien Term Loan, partially offset by payments of debt issuance costs and settlement of tax withholding obligations.
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
Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2025. Based on such evaluation, our CEO and CFO concluded that, at June 30, 2025, our disclosure controls and procedures were not effective as a result of the previously identified material weaknesses disclosed below.
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
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation activities listed above, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of the Company's directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2025.

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

MEDIACO HOLDING INC.

Date: August 11, 2025	By:	/s/ Debra DeFelice
Debra DeFelice
Chief Financial Officer and Treasurer