Form 10-Q
period 2025-09-30
Mediaco Holding Inc.
filed 2025-11-19
CIK 1784254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐    No   ☒
The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of November 18, 2025, was:

76,435,287	Shares of Class A common stock, $.01 Par Value
5,413,197	Shares of Class B common stock, $.01 Par Value
—	Shares of Class C common stock, $.01 Par Value

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
NET REVENUES	$35,398	$29,859	$94,673	$62,767
OPERATING EXPENSES:
Operating expenses	39,464	32,672	103,450	73,969
Corporate expenses	1,341	2,319	4,488	9,154
Depreciation and amortization	1,684	1,741	5,150	3,305
Loss on disposal of assets	—	—	144	5
Total operating expenses	42,489	36,732	113,232	86,433
OPERATING LOSS	(7,091)	(6,873)	(18,559)	(23,666)
OTHER INCOME (EXPENSE):
Interest expense, net	(3,931)	(3,274)	(11,540)	(7,192)
Change in fair value of warrant shares liability	(7,333)	65,439	(5,923)	34,412
Other income (expense)	746	(24)	2,976	(4)
Total other (expense) income	(10,518)	62,141	(14,487)	27,216
(LOSS) INCOME BEFORE INCOME TAXES	(17,609)	55,268	(33,046)	3,550
PROVISION FOR INCOME TAXES	282	342	841	608
NET (LOSS) INCOME	(17,891)	54,926	(33,887)	2,942
Net income attributable to noncontrolling interest	—	639	475	1,467
PREFERRED STOCK DIVIDENDS	—	—	—	851
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(17,891)	$54,287	$(34,362)	$624

Net (loss) income per share attributable to common shareholders:
Basic	$(0.22)	$0.73	$(0.44)	$0.01
Diluted	$(0.22)	$0.66	$(0.44)	$0.01

Weighted-average common shares outstanding - basic and diluted
Basic	81,724	74,271	78,627	54,939
Diluted	81,724	84,177	78,627	55,546
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
(in thousands, except share data)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,245	$4,443
Accounts receivable, net of allowance for credit losses of $1,471 and $1,079, respectively	34,717	30,745
Current programming rights	583	2,781
Prepaid expenses and other current assets	3,239	1,307
Total current assets	44,784	39,276
PROPERTY AND EQUIPMENT, NET	18,621	20,349
GOODWILL	28,338	28,338
OTHER INTANGIBLE ASSETS, NET	176,602	178,889
OPERATING LEASE RIGHT OF USE ASSETS	46,380	48,067
FINANCE LEASE RIGHT OF USE ASSETS	2,160	2,623
NONCURRENT ACQUIRED PROGRAMMING RIGHTS	191	5,022
DEPOSITS AND OTHER	2,315	2,937
Total assets	$319,391	$325,501
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$54,556	$36,435
Current maturities of long-term debt	10,000	—
Deferred revenue	10,384	10,921
Operating lease liabilities	6,697	6,401
Finance lease liabilities	745	723
Income taxes payable	4,961	2,023
Other current liabilities	699	788
Total current liabilities	88,042	57,291
LONG TERM DEBT, NET OF CURRENT	62,477	70,172
SERIES B PREFERRED STOCK	39,795	35,553
WARRANT SHARES	—	32,155
OPERATING LEASE LIABILITIES, NET OF CURRENT	36,424	37,634
FINANCE LEASE LIABILITIES, NET OF CURRENT	1,658	2,038
ASSET RETIREMENT OBLIGATIONS	217	200
DEFERRED INCOME TAXES	3,638	2,935
NONCURRENT PROGRAM RIGHTS PAYABLE	—	4,547
OTHER NONCURRENT LIABILITIES	482	455
Total liabilities	232,733	242,980
COMMITMENTS AND CONTINGENCIES (See Note 9)
EQUITY:
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 76,458,943 shares and 41,274,103 shares at September 30, 2025, and December 31, 2024, respectively	764	413
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 5,413,197 shares at September 30, 2025, and December 31, 2024	54	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	148,276	89,726
Accumulated deficit	(62,436)	(28,074)
Total equity	86,658	62,119
Noncontrolling interests	—	20,402
Total equity and noncontrolling interests	86,658	82,521
Total liabilities and equity and noncontrolling interests	$319,391	$325,501
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A common stock		Class B common stock		Warrant Shares	Additional paid-in capital		Accumulated Deficit	Noncontrolling Interests	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2024	41,274,103	$413	5,413,197	$54	$—	$89,726		$(28,074)	$20,402	$82,521
Net (loss) income	—	—	—	—	—	—		(8,803)	197	(8,606)
Sale of class A common shares	7,240	—	—	—	—	8		—	—	8
Issuance of class A to employees, officers and directors, net of withholdings	(53,823)	(1)	—	—	—	(26)		—	—	(27)
Warrant shares	—	—	—	—	32,155	—		—	—	32,155
BALANCE, MARCH 31, 2025	41,227,520	$412	5,413,197	$54	$32,155	$89,708	—	$(36,877)	$20,599	$106,051
Net (loss) income - See Note 2	—	—	—	—	—	—		(7,668)	278	(7,390)
Issuance of class A to employees, officers and directors, net of withholdings	(26,053)	—	—	—	—	—		—	—	—
Noncontrolling interest resulting from Estrella transaction	7,051,538	71	—	—	—	20,806		—	(20,877)	—
Warrant shares - See Note 2	—	—	—	—	(32,155)	—		—	—	(32,155)
BALANCE, JUNE 30, 2025	48,253,005	$483	5,413,197	$54	$—	$110,514		$(44,545)	$—	$66,506
Net loss	—	—	—	—		—		(17,891)	—	(17,891)
Issuance of class A to employees, officers and directors, net of withholdings	(34,960)	(1)	—	—		(34)		—		(35)
Issuance of common stock upon warrant exercise	28,205,938	282	—	—	—	37,796		—		38,078
BALANCE, SEPTEMBER 30, 2025	76,423,983	$764	5,413,197	$54	$—	$148,276		$(62,436)	$—	$86,658

BALANCE, DECEMBER 31, 2023	20,741,865	$210	5,413,197	$54	$—	$60,294		$(23,148)	$—	$37,410
Net loss	—	—	—	—	—	—		(3,677)	—	(3,677)
Issuance of class A to employees, officers and directors, net of withholdings	(151,993)	(4)	—	—	—	291		—	—	287
Repurchase of class A common shares	(11,304)	—	—	—	—	(7)		—	—	(7)
Preferred stock dividends	—	—	—	—	—	—		(723)	—	(723)
BALANCE, MARCH 31, 2024	20,578,568	$206	5,413,197	$54	$—	$60,578		$(27,548)	$—	$33,290
Net (loss) income	—	—	—	—	—	—		(49,135)	828	(48,307)
Issuance of class A to employees, officers and directors, net of withholdings	(34,403)	—	—	—	—	22		—	—	22
Conversion of preferred series A shares	20,733,869	207	—	—	—	29,397		—	—	29,604
Noncontrolling interest resulting from Estrella transaction	—	—	—	—	—	—		—	17,629	17,629
Preferred stock dividends	—	—	—	—	—	—		(128)	—	(128)
BALANCE, JUNE 30, 2024	41,278,034	$413	5,413,197	$54	$—	$89,997		$(76,811)	$18,457	$32,110
Net loss	—	—	—	—		—		54,287	639	54,926
Issuance of class A to employees, officers and directors, net of withholdings	(51,487)	—	—	—		(29)		—	—	(29)
BALANCE, SEPTEMBER 30, 2024	41,226,547	$413	5,413,197	$54	$—	$89,968		$(22,524)	$19,096	$87,007
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) income	$(33,887)	$2,942
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Depreciation and amortization	5,150	3,305
Amortization of deferred financing costs, including original issue discount	570	166
Accretion of Preferred Series B Shares and Second Lien Term Loan	1,762	824
Noncash change in warrant shares	5,923	(34,412)
Noncash interest expense	4,307	2,342
Noncash lease expense	2,101	1,642
Allowance for credit losses	2,027	114
Provision for deferred income taxes	841	579
Stock compensation expense	77	627
Other noncash items	161	1,743
Changes in assets and liabilities
Accounts receivable	(6,000)	(9,363)
Prepaid expenses and other current assets	266	2,189
Other assets	4,851	(927)
Accounts payable and accrued liabilities	17,704	(3,928)
Deferred revenue	(660)	1,025
Operating lease liabilities	(1,328)	(158)
Income taxes	2,826	(37)
Other liabilities	(4,753)	596
Net cash provided by (used in) operating activities	1,938	(30,731)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(282)	(714)
Purchases of internally-created software	—	(146)
Cash paid in acquisitions, net of cash acquired	—	(6,847)
Other investing	—	100
Net cash used in investing activities	(282)	(7,607)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	43,800
Payments for debt-related costs	—	(1,868)
Proceeds from issuance of class A common stock	8	—
Repurchases of class A common stock	—	(7)
Finance lease principal payments	(233)	(159)
Settlement of tax withholding obligations	(139)	(345)
Net cash (used in) provided by financing activities	(364)	41,421
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,292	3,083
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	6,933	7,071
End of period	8,225	10,154
Cash, cash equivalents and restricted cash at end of period	$8,225	$10,154
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$4,672	$2,391
Cash paid for income taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING:
Capital expenditures received in exchange for liabilities included in deferred revenue	$123	$—
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
Our broadcasting assets consist of two radio stations located in New York City, WQHT(FM) and WBLS(FM) (the “Stations”), which serve the New York City demographic market area that primarily target Black, Hispanic, and multi-cultural consumers and as a result of the Estrella Acquisition, Estrella’s network, content, digital, and commercial operations, including network affiliation and program supply agreements with Estrella for its eleven radio stations serving Los Angeles, CA, Houston, TX, and Dallas, TX and nine television stations serving Los Angeles, CA, Houston, TX, Denver, CO, New York, NY, Chicago, IL and Miami, FL. Among the Estrella brands that joined MediaCo are the EstrellaTV network, its influential linear and digital video content business, Estrella’s expansive digital channels, including its eight free ad-supported television (“FAST”) channels - EstrellaTV, Estrella News, Cine EstrellaTV, Estrella Games, EstrellaTV Mexico, Curiosity Explora, Curiosity Motores, and Curiosity Animales. See Note 4 — Business Combinations in our condensed consolidated financial statements included elsewhere in this report for additional information on the Estrella Acquisition. We derive our revenues primarily from radio, television and digital advertising sales, but we also generate revenues from events, including sponsorships and ticket sales, licensing, and syndication.
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
On September 5, 2025 the warrant issued in connection with the Company’s acquisition of certain assets of Estrella and its subsidiaries was exercised in exchange for 28,205,938 shares of MediaCo Class A Common Stock, par value $0.01 per share.
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
Cash, Cash Equivalents and Restricted Cash
MediaCo considers time deposits, money market fund shares and all highly liquid debt investment instruments with original maturities of three months or less to be cash equivalents. At times, such deposits may be in excess of FDIC insurance limits. Restricted cash of $2.0 million as of September 30, 2025 and December 31, 2024 was held as collateral for a letter of credit entered into in connection with the lease in New York City for our radio operations and corporate offices, which expires in October 2039, and restricted cash of $0.0 million as of September 30, 2025 and $0.5 million as of December 31, 2024 was held for a collateral account related to merchant banking for the Company’s purchase card program and for an office lease security deposit, all included in the line item Deposits and Other in the condensed consolidated balance sheets.
Fair Value Measurements
Fair value is the exchange price to sell an asset or transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company uses market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs may be readily observable, corroborated by market data, or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs (see Note 5 — Intangible Assets and Goodwill for additional information). The Company’s Warrant Shares (as defined in Note 4 — Business Combinations) were recorded at fair value and measured using Level 2 inputs during the three and nine months ended September 30, 2025 (see Note 8 — Long-Term Debt, Warrants, and Series B Preferred Stock for additional information). The warrants were exercised as of September 5, 2025, at which time they were reclassified to permanent equity at fair value on the exercise date. We have no assets or liabilities for which fair value is measured on a recurring basis using Level 3 inputs.

The Company has certain assets that are measured at fair value on a non-recurring basis including those described in Note 5 — Intangible Assets and Goodwill, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 5 — Intangible Assets and Goodwill for additional information).
The Company’s long-term debt is not actively traded and is considered a Level 3 measurement. The Company believes the current carrying value of its long-term debt approximates its fair value as it is variable rate debt.
Goodwill
As a result of the Estrella Acquisition, the Company recorded $28.3 million of goodwill, which accounts for all goodwill on the condensed consolidated balance sheet as of September 30, 2025, and of which $8.4 million is allocated to our Video Segment and $19.9 million is allocated to our Audio Segment. ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. Under ASC 350 we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual quantitative goodwill impairment test. We perform this assessment annually as of October 1, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business, U.S. Government budget restrictions or the disposal of all or a portion of a reporting unit. Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit, which is our business segment level or a level below the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results. There have been no indicators of impairment during the nine months ended September 30, 2025 and the Company will perform our annual impairment assessment during the fourth quarter of 2025.
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
Allowance for Credit Losses
An allowance for credit losses is recorded based on management’s judgment of the collectability of trade receivables. When assessing the collectability of receivables, management considers, among other things, customer type (agency versus non-agency), historical loss experience, existing and expected future economic conditions and aging category. Amounts are written off after all normal collection efforts have been exhausted. The activity in the allowance for credit losses for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning Balance	$2,392	$679	$1,079	$353
Additions Related to Estrella Acquisition	—	87	—	583
Change in Provision	714	35	2,027	114
Write Offs	(1,635)	(9)	(1,635)	(258)
Ending Balance	$1,471	$792	$1,471	$792
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
Production Costs
MediaCo capitalizes costs for owned television content, including direct costs, production overhead and development costs. Amortization for content predominantly monetized with other owned or licensed content is recorded based on estimated usage. In determining the method of amortization and estimated life, we generally use the method and the life that most closely follow the individual film forecast computation method, in accordance with ASC 926, Entertainment - Films. Production costs expected to be amortized to expense in the following 12-month period are classified as current assets. Amortization expense for the three and nine months ended September 30, 2025 was $0.2 million and $0.8 million, respectively, which is included in operating expenses. Amortization expense for both the three and nine months ended September 30, 2024 was zero.
Advertising Costs
Advertising costs are expensed when incurred. Advertising expenses were $0.2 million and $0.5 million in each of the three and nine months ended September 30, 2025, respectively, and $0.5 million and $1.0 million in each of the three and nine months ended September 30, 2024, respectively.
Deferred Revenue and Barter Transactions
Deferred revenue includes makegood liability, deferred barter and other transactions in which payments are received prior to the performance of services (e.g., cash-in-advance advertising). Certain network sales contracts include a guaranteed number of impressions. If the guarantee is not met the Company is obligated to provide additional spots at no charge until the guaranteed number of impressions is met, referred to as a makegood liability. The liability for each contract is calculated by determining the cost per guarantee per the original contract, multiplied by the number of deficiency units. As of September 30, 2025 and December 31, 2024, the makegood liability assumed in the Estrella Acquisition, which is associated with these network sales and contracts, was $8.7 million and $9.2 million, respectively, and is expected to be recognized at any time but likely not to exceed four years. Barter transactions are recorded at the estimated fair value of the product or service received. Revenue from barter transactions is recognized when commercials are broadcast. The appropriate expense or asset is recognized when merchandise or services are used or received. The makegood revenue, barter revenue and barter expense transactions for the three and nine months ended September 30, 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Makegood Revenue Recognized	$547	$627	$2,260	$1,386
Barter Revenue	378	1,035	1,598	2,057
Barter Expenses	378	1,050	1,567	2,058
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
2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
Revision of Q2 2025 Financial Statements
During the third quarter of 2025, the Company determined that its Warrant Shares, originally issued in 2024 and valued at $32.2 million as of June 30, 2025, should have been presented as a liability rather than as permanent equity. Due to the liability classification, there was also a $1.4 million mark to market adjustment that should have been recorded in Change in fair value of warrant shares liability in the condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2025. As a result, the accompanying unaudited condensed consolidated statement of changes in equity for the three-months ended June 30, 2025, have been restated to reflect this liability presentation of the Warrant Shares, that resulted in a $30.7 million decrease in equity.
In accordance with SAB No. 99, Topic 1.M, Materiality, SAB No. 99, Topic 1.N, Considering the Effects of Misstatements when Quantifying Misstatements in the Current Year Financial Statements, and ASC 250, Accounting Changes and Error Corrections, the Company assessed the materiality of this misstatement to its previously issued consolidated financial statements. Based upon the Company’s evaluation of both quantitative and qualitative factors, the Company concluded this misstatement was immaterial to the Company’s previously issued condensed consolidated financial statements as of and for the periods ended June 30, 2025. The Company will restate the comparative prior periods included in condensed consolidated financial statements in future filings.

3. EARNINGS PER SHARE
Our basic and diluted net loss per share is computed using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses. Shares of our Series A Convertible Preferred Stock, $0.01 par value (the “Series A preferred stock” or the “Series A preferred shares”) included rights to participate in dividends and distributions to common shareholders on an if-converted basis, and accordingly were considered participating securities until April 2024, when all outstanding shares of Series A preferred stock were converted in accordance with their terms into 20.7 million shares of our Class A common stock. Warrant Shares (as defined in Note 4 — Business Combinations) have the right to participate in distributions on Class A common stock on an as-exercised basis, and accordingly are considered participating securities. During periods of undistributed losses, however, no effect was given to our participating securities since they are not contractually obligated to share in the losses. We have elected to determine the earnings allocation based on income (loss) from operations. For periods with a loss, all potentially dilutive items were anti-dilutive and thus basic and diluted weighted-average shares are the same. The following is a reconciliation of basic and diluted net loss per share attributable to Class A and Class B common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(17,891)	$54,926	$(33,887)	$2,942
Less: Net income attributable to noncontrolling interests	—	(639)	(475)	(1,467)
Less: Preferred stock dividends	—	—	—	(851)
Net (loss) income available to common shareholders	(17,891)	54,287	(34,362)	624
Net (loss) income attributable to common shareholders for basic earnings per share	(17,891)	54,287	(34,362)	624
Add: Interest expense related to convertible Emmis promissory note (1)	—	252	—	—
Add: Net income attributable to noncontrolling interests	$—	$639	$—	$—
Net (loss) income attributable to common shareholders for diluted earnings per share	$(17,891)	$55,178	$(34,362)	$624

Denominator:
Weighted-average shares of common stock outstanding:	81,724	74,271	78,627	54,939
Dilutive items:
Convertible Emmis promissory note	—	2,305	—	—
Option agreement shares	—	7,052	—	—
Restricted stock awards	—	549	—	607
Weighted-average shares of common stock outstanding — diluted	81,724	84,177	78,627	55,546

Earnings per share of common stock attributable to common shareholders:
Net (loss) income per share attributable to common shareholders - basic:	$(0.22)	$0.73	$(0.44)	$0.01
Net (loss) income per share attributable to common shareholders - diluted:	$(0.22)	$0.66	$(0.44)	$0.01
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Convertible Emmis promissory note	—	—	—	9,727
Option agreement shares	—	—	—	4,272
Series A convertible preferred stock	—	—	—	16,350
Restricted stock awards	463	—	427	—
Total anti-dilutive shares	463	—	427	30,349
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
Warrant
In connection with the Estrella Acquisition, MediaCo issued the Warrant. See Note 8 — Long-Term Debt, Warrants, and Series B Preferred Stock for further discussion.
On September 5, 2025 the warrant issued in connection with the Company’s acquisition of certain assets of Estrella and its subsidiaries was exercised in exchange for 28,205,938 shares of MediaCo Class A Common Stock, par value $0.01 per share.
First Lien Term Loan
In order to finance the Estrella Acquisition, MediaCo, as borrower and guarantor, and its direct and indirect subsidiaries, as guarantors, entered into a $45.0 million first lien term loan credit facility with White Hawk Capital Partners, LP, as administrative and collateral agent, and various lenders. See Note 8 — Long-Term Debt, Warrants, and Series B Preferred Stock for further discussion.

Second Lien Term Loan
In connection with the consummation of the Estrella Acquisition, MediaCo as borrower and guarantor, and its direct and indirect subsidiaries, as guarantors, entered into a $30.0 million second lien term loan credit facility with HPS Investment Partners, LLC, as administrative and collateral agent, and various financial institutions. The Second Lien Credit Agreement was recorded at its fair value of $26.5 million. See Note 8 — Long-Term Debt, Warrants, and Series B Preferred Stock for further discussion.
Series B Preferred Stock
On April 17, 2024, MediaCo issued 60,000 shares of Series B Preferred Stock with an aggregate initial liquidation value of $60.0 million, recorded at its issuance date fair value of $32.0 million, which will be accreted up to the redemption value over the term. See Note 8 — Long-Term Debt, Warrants, and Series B Preferred Stock for further discussion.
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

December 31, 2024
CURRENT ASSETS:
Cash and cash equivalents	$159
Accounts receivable, net of allowance for doubtful accounts of $42	2,858
Prepaid expenses and other current assets	379
Total current assets	3,396
PROPERTY AND EQUIPMENT, NET	10,298
OTHER INTANGIBLE ASSETS, NET	102,698
OPERATING LEASE RIGHT OF USE ASSETS	3,171
DEPOSITS AND OTHER	579
Total assets	$120,142
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,072
Deferred revenue	53
Operating lease liabilities	370
Income taxes payable	2,025
Other current liabilities	49
Total current liabilities	5,569
OPERATING LEASE LIABILITIES, NET OF CURRENT	2,427
OTHER NONCURRENT LIABILITIES	6
Total liabilities	8,002
Net assets	$112,140
The summarized operating results of the VIE are through the date the Put Right was exercised and are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$—	$3,447	$2,654	$6,621
Operating income	—	637	474	1,464
Net income	—	639	475	1,467
Unaudited Pro Forma Financial Information
The following table presents the estimated unaudited pro forma combined results of MediaCo and Estrella for the three and nine months ended September 30, 2024, as if the acquisition had occurred on January 1, 2024:

	Three Months Ended September 30, (unaudited)	Nine Months Ended September 30, (unaudited)
	2024	2024
Net revenues	$29,859	$84,508
Net income (loss) before income taxes	59,858	(10,132)
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
5. INTANGIBLE ASSETS AND GOODWILL
As of September 30, 2025 and December 31, 2024, intangible assets and goodwill consisted of the following:

	September 30, 2025	December 31, 2024
Indefinite-lived intangible assets
FCC licenses	$165,964	$165,964
Goodwill	28,338	28,338
Definite-lived intangible assets
Customer relationships	9,703	11,675
Software	878	1,138
Other	57	112
Total definite-lived intangible assets, net	$10,638	$12,925
Total intangible assets, net and goodwill	$204,940	$207,227
Definite-lived intangibles
The following table presents the weighted-average useful life at September 30, 2025, and the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at September 30, 2025 and December 31, 2024:

		September 30, 2025			December 31, 2024
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	13.6	$13,704	$4,001	$9,703	$13,704	$2,029	$11,675
Software	2.7	1,733	855	878	1,733	595	1,138
Other	1.2	256	199	57	256	144	112
Total		$15,693	$5,055	$10,638	$15,693	$2,768	$12,925
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
Total amortization expense from definite-lived intangible assets for each of the three and nine months ended September 30, 2025 and 2024 and included in the depreciation and amortization line item in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization expense	$720	$836	$2,287	$1,768

The Company estimates amortization expense for each of the next five years as follows:

Year ending December 31,	Amortization Expense
2025 (from October 1)	$720
2026	2,477
2027	1,930
2028	1,398
2029	992
After 2029	3,121
Total	$10,638
5. PROGRAMMING RIGHTS
Program rights expected to be amortized to expense in the following 12-month period are classified as current assets and program rights payable within the following 12-month period are classified as current liabilities. Long-term program rights assets are classified as noncurrent acquired programming rights. The Company did not have any long-term program rights liabilities as of September 30, 2025. All program rights payables are included in accounts payable and accrued expenses as of September 30, 2025. Amortization expense for the three and nine months ended September 30, 2025, was $0.2 million and $0.8 million, respectively, which is included in operating expenses. Amortization expense for the three and nine months ended September 30, 2024, was $0.9 million and $1.7 million, respectively. These programming rights were primarily related to one agreement which was terminated in February 2025. The Company evaluates programming rights for impairment whenever indicators of loss are present. No impairment was recorded during the periods presented.
The Company estimates amortization expense for each of the next five years as follows:

Year ending December 31,	Amortization Expense
2025 (from October 1)	$215
2026	430
2027	122
Thereafter	$7
Total	$774
Sublicense Agreement
On July 3, 2025, the Company entered into a three-year sublicense agreement with a programming syndicate to obtain non-exclusive Spanish-language broadcast and distribution rights to certain live sporting events. The sublicense covers the 2025-26, 2026-27, and 2027-28 seasons within the United States and Canada. Under the agreement, the syndicate provides the live clean feeds of these sporting events and related highlights, and the Company is permitted to air and monetize such programming across its linear and digital platforms.
The Company is obligated to pay fixed license fees totaling $7.2 million over the term of the contract, payable in monthly installments during each season. Additional consideration is due for playoff events and for per-event production services. The Company also agreed to provide the syndicate $1.0 million per season of promotional airtime, measured at fair value, in lieu of cash consideration. The sublicense expires following completion of the 2027-28 season and is non-renewable except by mutual agreement. Promotional airtime expenses were $0.3 million, license fees expensed were $0.6 million and production costs expensed were $0.2 million for the three and nine months ended September 30, 2025.
Future minimum license fee commitments under the sublicense agreement are as follows:

2025 (from October 1)	$284
2026	2,200
2027	2,700
2028	1,400
Thereafter	—
Total remaining future license commitments	$6,584

7. REVENUE
The Company generates revenue from the sale of services including, but not limited to: (i) on-air commercial broadcast time, (ii) non-traditional revenues including event-related revenues and event sponsorship revenues, and (iii) digital advertising. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue. Certain network sales contracts include a guaranteed number of impressions. If the guarantee is not met, the Company is obligated to provide additional spots at no charge until the guaranteed number of impressions is met, referred to as a makegood liability. The liability for each contract is calculated by determining the cost per guarantee per the original contract, multiplied by the number of deficiency units. As of September 30, 2025, the makegood liability which is associated with these network sales and contracts was $8.7 million and is expected to be recognized at any time but likely not to exceed four years and is included in Deferred revenue in the condensed consolidated financial statements. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Advertising revenues presented in the condensed consolidated financial statements are reflected on a net basis, after the deduction of advertising agency fees, usually at a rate of 15% of gross revenues.
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

Disaggregation of revenue
The following table presents the Company's revenues disaggregated by revenue source:

	Three Months Ended September 30, 2025
	Audio	Video	Consolidated
Net revenues:
Spot Radio & TV Advertising	$10,599	$5,179	$15,778
Digital	1,127	16,297	17,424
Syndication	664	—	664
Events and Sponsorships	234	29	263
Other	926	343	1,269
Total net revenues	$13,550	$21,848	$35,398

	Three Months Ended September 30, 2024
	Audio	Video	Consolidated
Net revenues:
Spot Radio & TV Advertising	$12,246	$7,391	$19,637
Digital	899	4,881	5,780
Syndication	640	166	806
Events and Sponsorships	798	91	889
Other	2,168	579	2,747
Total net revenues	$16,751	$13,108	$29,859

	Nine Months Ended September 30, 2025
	Audio	Video	Consolidated
Net revenues:
Spot Radio & TV Advertising	$33,929	$16,958	$50,887
Digital	2,382	34,028	36,410
Syndication	1,978	—	1,978
Events and Sponsorships	871	79	950
Other	3,318	1,130	4,448
Total net revenues	$42,478	$52,195	$94,673

	Nine Months Ended September 30, 2024
	Audio	Video	Consolidated
Net revenues:
Spot Radio & TV Advertising	$28,506	$13,191	$41,697
Digital	2,674	7,377	10,051
Syndication	1,926	166	2,092
Events and Sponsorships	2,970	154	3,124
Other	4,594	1,209	5,803
Total net revenues	$40,670	$22,097	$62,767

8. LONG-TERM DEBT, WARRANTS, AND SERIES B PREFERRED STOCK
Long-term debt, Warrant shares, and Series B Preferred Stock was comprised of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
First Lien Term Loans	$45,000	$45,000
Second Lien Term Loan	29,812	27,984
Less: Current maturities	(10,000)	—
Less: Unamortized original issue discount and deferred financing costs	(2,335)	(2,812)
Total long-term debt	$62,477	$70,172

Warrant Shares	$—	$32,155
Series B Preferred Stock	$39,795	$35,553
First Lien Term Loans
On April 17, 2024, MediaCo, as borrower and guarantor, and its direct and indirect subsidiaries, as guarantors, entered into a $45.0 million first lien term loan credit facilities (the “First Lien Credit Agreement”) with White Hawk Capital Partners, LP, as administrative and collateral agent, and various lenders from time-to-time party thereto. The First Lien Credit Agreement consists of a $35.0 million initial term loan (the “Initial Term Loan”) and delayed draw term loans in an aggregate amount up to $10.0 million (the “Delayed Draw Term Loans”). The first of such Delayed Draw Term Loans of $5.0 million was made on May 2, 2024 and the second of such Delayed Draw Term Loans of $5.0 million was made on July 17, 2024. As of September 30, 2025, there are no available borrowings on the Delayed Draw Term Loans.
In September 2024, the Company entered into the First Amendment of the First Lien Credit Agreement with White Hawk Capital Partners, LP, which provided for $7.5 million of additional delayed draw term loans (the “Additional Delayed Draw Term Loans”), subject to compliance with certain debt covenants, for Delayed Draw Term Loans, and waived the requirement for mandatory prepayment of any net proceeds received as a result of any equity issuances, up to $7.3 million. A fee of $0.3 million was paid in conjunction with entering into this amendment. As of September 30, 2025, there are no available borrowings on the Additional Delayed Draw Term Loans and no amounts have been drawn.
The Initial Term Loan will mature on April 17, 2029, and each Delayed Draw Term Loan will mature on the date that is two years after the initial drawing of such Delayed Draw Term Loan. Loans under the First Lien Credit Agreement are subject to monthly interest payments at a rate of SOFR + 6.00%.
Subsequent to the quarter, the Company obtained a support letter indicating the intention and the ability to provide a source of funding to enable the Company to meet its obligations as they become due under the delayed draw term loans with WhiteHawk Capital Partners, LP through at least one year and a day beyond November 30, 2025.
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
Warrant Shares
On April 17, 2024, in connection with the Estrella Acquisition, MediaCo issued the Warrant, which provides for the purchase of up to 28,206,152 shares of Class A common stock, subject to customary adjustments as set forth in the Warrant, at an exercise price per share of $0.00001. Subject to certain limitations, the Warrant also provides that the Warrant holder has the right to participate in distributions on Class A common stock on an as-exercised basis. The Warrant further provides that in no event shall the aggregate number of Warrant Shares issuable to the Warrant holder upon exercise of the Warrant exceed 19.9% of the aggregate number of shares of common stock of MediaCo outstanding, or the voting power of such outstanding shares of common stock, on the business day immediately preceding the issue date for such Warrant Shares, calculated in accordance with the applicable rules of Nasdaq, unless and until shareholder approval. As such, all Warrant Shares were classified as a liability as of December 31, 2024 at their fair value based on the closing price of Class A common stock unless and until shareholder approval was obtained. Such approval was obtained on March 6, 2025. See Note 4 - Business Combinations for additional information. Further, in connection with the closing of the Equity Purchase Agreement on May 1, 2025, the Warrants were reclassified to a liability. The Warrant terminates September 6, 2025, six months from the date shareholder approval was obtained, at which point, to the extent not fully exercised, the Warrant shall be deemed automatically exercised.
On September 5, 2025 the warrant issued in connection with the Company’s acquisition of certain assets of Estrella and its subsidiaries was exercised in exchange for 28,205,938 shares of MediaCo Class A Common Stock, par value $0.01 per share.
Based on amounts outstanding at September 30, 2025, mandatory principal payments of long-term debt and preferred stock for the next five years and thereafter are summarized below:

Year ended December 31,	First Lien Term Loans	Second Lien Term Loan	Series B Preferred Stock	Total Payments
Remainder of 2025 (from October 1)	$—	$—	$—	$—
2026	10,000	—	—	10,000
2027	2,625	2,250	—	4,875
2028	3,500	3,000	—	6,500
2029	28,875	24,750	—	53,625
After 2029	—	—	60,000	60,000
Total	$45,000	$30,000	$60,000	$135,000
9. COMMITMENTS AND CONTINGENCIES
Commitments
The Company is subject to certain contingent liabilities arising in the normal course of business. These include guarantees, indemnifications, and other arrangements that could require the Company to make payments to third parties under certain circumstances. The Company has $6.6 million in off-balance sheet arrangements (see Note 5 — Programming Rights for additional information).
As of September 30, 2025, management has evaluated all known contingent matters and believes that any potential losses that may arise from such arrangements are not probable or are not reasonably estimable. Accordingly, no liability has been recorded in the accompanying financial statements.
Legal Matters
From time to time, our stations are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

10. INCOME TAXES
The effective tax rate for the three months ended September 30, 2025 and 2024 was (2)% and 1%, respectively. The effective tax rate for the nine months ended September 30, 2025 and 2024 was (3)% and 17%, respectively. Our effective tax rate for the three and nine months ended September 30, 2025 differs from the statutory tax rate primarily due to the recognition of additional valuation allowance.
ASC Subtopic 740-10 clarified the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute of the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that reaches greater than 50% likelihood of being realized upon ultimate settlement. In 2023, we recorded approximately $390 thousand of gross tax liability for uncertain tax positions related to federal and state income tax returns filed. Additionally, we recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision. As of September 30, 2025, the amount of interest accrued was approximately $91 thousand, which did not include the federal tax benefit of interest deductions.
The Company is reviewing a tax matter that could affect the characterization or timing of certain tax items. Although the evaluation is not yet complete, management does not believe that the matter requires recognition of a liability or adjustment to the current tax provision. The Company will reassess the matter as additional information is available.
11. LEASES
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
The impact of operating leases to our condensed consolidated financial statements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$1,867	$2,416	$5,889	$4,823
Operating cash flows from operating leases	1,645	1,660	5,004	3,203
Right-of-use assets obtained in exchange for additional operating lease liabilities from lease modification	—	—	457	—

	September 30, 2025	December 31, 2024
Weighted average remaining lease term - operating leases (in years)	12.3	12.8
Weighted average discount rate - operating leases	11.7%	11.6%
The impact of finance leases to our condensed consolidated financial statements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Finance lease cost	$223	$235	$679	$434
Cash flows from finance leases	194	187	574	311

	September 30, 2025	December 31, 2024
Weighted average remaining lease term - finance leases (in years)	3.5	4.2
Weighted average discount rate - finance leases	11.3%	11.3%

As of September 30, 2025, the annual minimum lease payments of our operating and finance lease liabilities were as follows:

Year ending December 31,	Operating Leases	Finance Leases
2025 (from October 1)	$1,762	$194
2026	7,145	799
2027	6,987	831
2028	6,937	864
2029	6,697	218
After 2029	56,849	—
Total lease payments	86,377	2,906
Less imputed interest	(43,256)	(503)
Total recorded operating lease liabilities	$43,121	$2,403
12. RELATED PARTY TRANSACTIONS
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
The Company recognized interest expense of $0.3 million and $0.7 million related to the Emmis Convertible Promissory Note for the three and nine months ended September 30, 2024.
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
Dividends on Series A preferred stock held by SG Broadcasting were $0.0 million and $0.9 million for the three and nine months ended September 30, 2024.

Second Lien Term Loan
On April 17, 2024, in connection with the consummation of the Estrella Acquisition, the Company entered into a $30.0 million second lien term loan credit facility (the “Second Lien Credit Agreement” or the “2L Term Loan”) with HPS Investment Partners, LLC (“HPS”), as administrative and collateral agent, and certain financial institutions affiliated with HPS. HPS is a significant shareholder of the Company and, as such, the Second Lien Credit Agreement constitutes a related-party transaction.

The Second Lien Credit Agreement was recorded at its fair value of $26.5 million on April 17, 2024, and will be accreted up to its principal balance over the term of the loan. The 2L Term Loan bears interest at a rate of SOFR + 6.00%, which may be paid-in-kind (“PIK”) at the Company’s election. During 2024, the Company elected to PIK the 6.00% spread monthly. Interest expense recognized on the 2L Term Loan, including both cash and PIK interest, totaled approximately $0.9 million and $2.5 million for the three and nine months ended September 30, 2025, respectively, and $0.9 million and $1.6 million for the three and nine months ended September 30, 2024, respectively. The outstanding balance owed to HPS as of September 30, 2025, was $29.8 million, inclusive of PIK interest accreted to principal.

Additional details regarding the Second Lien Credit Agreement are provided in Note 8 — Long-Term Debt, Warrants, and Series B Preferred Stock
Consulting Agreements & Other Activity
In October 2023, we entered into agreements with five consultants that are currently employed by affiliates of Standard General. One of the agreements had a term that expired on February 1, 2024 and was billed at an hourly rate of $125 per hour. One of the agreements, billed at a rate of $8,400 per month expired on May 31, 2024. Two of the agreements billed at rates of $6,000 and $12,000 per month were extended through September 30, 2024. One agreement may be terminated at any time by either party and is billed at $18,000 per month, plus expenses. For the three and nine months ended September 30, 2024, zero and $0.4 million of fees were incurred related to these agreements. These agreements were terminated as of September 30, 2024.
In March 2024, we made payments of $15,000 to the National Association of Investment Companies, of which a member of our board of directors is the President & CEO.
On October 29, 2024, the Company and Standard Media Group LLC (“SMG”) a wholly owned subsidiary of Standard General, entered into an Employee Leasing Agreement, effective as of October 1, 2024 (the “Leasing Agreement”). Under the Leasing Agreement, the Company will obtain the services of several SMG employees to serve various roles for the Company, including with respect to the legal, digital products, broadcast IT, and news operations function. The Leasing Agreement is an at-cost arrangement, with the Company paying only for a percentage of the actual cost of employing each leased employee, with no markup or service fees above the Company’s share of the actual fully-loaded cost of each leased employee. For the three and nine months ended September 30, 2025, $0.2 million and $0.5 million of fees were incurred related to this agreement and $0.5 million was unpaid for both the three and nine months ended September 30, 2025.
On April 17, 2025, the Company and Paducah Television Operations LLC (“PTO”), a subsidiary of SMG, entered into a Support Agreement, effective as of April 17, 2025 (the “PTO Support Agreement”) and continues for a term of six months unless terminated earlier by either party with 30 days written notice. On November 5, 2025, an amendment was entered into to extend the term of this agreement for an additional 12 months. Under the PTO Support Agreement, the Company will provide operational support to PTO, including, but not limited to, finance and legal assistance, human resources, sales, and production of certain marketing materials. In return for providing these services, the Company will receive payment at the mutually agreed upon rate. For the three and nine months ended September 30, 2025, $1.2 million and $1.8 million of fees were earned related to this agreement and is recorded in other income on the condensed consolidated statements of operations. $1.8 million of these fees were still owed to the Company as of September 30, 2025.

13. SEGMENT INFORMATION
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

Three Months Ended September 30, 2025	Audio	Video	Corporate and other(1)	Consolidated
Net revenues	$13,550	$21,848	$—	$35,398
Operating expenses	14,469	24,995	—	39,464
Depreciation and amortization	879	805	—	1,684
Other segment items(2)	2	(2)	1,341	1,341
Operating loss	$(1,800)	$(3,950)	$(1,341)	$(7,091)

Three Months Ended September 30, 2024	Audio	Video	Corporate and other(1)	Consolidated
Net revenues	$16,751	$13,108	$—	$29,859
Operating expenses	16,091	16,581	—	32,672
Depreciation and amortization	482	1,259	—	1,741
Other segment items(2)	—	—	2,319	2,319
Operating income (loss)	$178	$(4,732)	$(2,319)	$(6,873)

Nine Months Ended September 30, 2025	Audio	Video	Corporate and other(1)	Consolidated
Net revenues	$42,478	$52,195	$—	$94,673
Operating expenses	42,313	61,137	—	103,450
Depreciation and amortization	2,675	2,475	—	5,150
Other segment items(2)	144	—	4,488	4,632
Operating loss	$(2,654)	$(11,417)	$(4,488)	$(18,559)

Nine Months Ended September 30, 2024	Audio	Video	Corporate and other(1)	Consolidated
Net revenues	$40,670	$22,097	$—	$62,767
Operating expenses	41,818	32,151	—	73,969
Depreciation and amortization	1,032	2,273	—	3,305
Other segment items(2)	5	—	9,154	9,159
Operating loss	$(2,185)	$(12,327)	$(9,154)	$(23,666)
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

Assets by reportable segment were as follows:

Total Assets	Audio	Video	Corporate and other(3)	Consolidated
September 30, 2025	$174,652	$138,494	$6,245	$319,391
December 31, 2024	198,310	122,748	4,443	325,501
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
We own and operate two radio stations located in New York City, which serve the New York City demographic market area that primarily target Black, Hispanic, and multi-cultural consumers and as a result of the Estrella Acquisition, Estrella’s network, content, digital, and commercial operations, including network affiliation and program supply agreements with Estrella for its 11 radio stations serving Los Angeles, CA, Houston, TX, and Dallas, TX and nine television stations serving Los Angeles, CA, Houston, TX, Denver, CO, New York, NY, Chicago, IL and Miami, FL. Among the Estrella brands that joined MediaCo are the EstrellaTV network, its influential linear and digital video content business, Estrella’s expansive digital channels, including its eight free ad-supported television (“FAST”) channels - EstrellaTV, Estrella News, Cine EstrellaTV, Estrella Games, EstrellaTV Mexico, Curiosity Explora, Curiosity Motores, and Curiosity Animales. See Note 4 — Business Combinations in our condensed consolidated financial statements included elsewhere in this report for additional information on the Estrella Acquisition.
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
The following table summarizes the sources of our revenues for the three and nine months ended September 30, 2025 and 2024. The category “Other” includes, among other items, revenues related to network revenues and barter.

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	% of Total	2024	% of Total	2025	% of Total	2024	% of Total
Net revenues:
Spot Radio & TV Advertising	$15,778	45	$19,637	66	$50,887	54	$41,697	66
Digital	17,424	49	5,780	19	36,410	39	10,051	16
Syndication	664	2	806	3	1,978	2	2,092	3
Events and Sponsorships	263	1	889	3	950	1	3,124	5
Other	1,269	3	2,747	9	4,448	4	5,803	10
Total net revenues	$35,398		$29,859		$94,673		$62,767
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
As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. We also regularly review our portfolio of assets and may opportunistically dispose of or otherwise monetize assets when we believe it is appropriate to do so. As part of the Estrella Acquisition integration, we developed a plan to close and relocate certain studio and marketing operations. In fulfilling this plan, we incurred involuntary termination costs of $0.2 million and $0.7 million in the three and nine months ended September 30, 2025, respectively, included in operating expenses on our condensed consolidated statements of operations included elsewhere in this report.
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
CRITICAL ACCOUNTING ESTIMATES
During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 15, 2025.
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
The key developments in our business for the three and nine months ended September 30, 2025 are summarized below:
•Net revenues of $35.4 million increased $5.5 million, or 19%, during the three months ended September 30, 2025 compared to net revenues of $29.9 million during the three months ended September 30, 2024.
•Net revenues of $94.7 million increased $31.9 million, or 51%, during the nine months ended September 30, 2025 compared to net revenues of $62.8 million during the nine months ended September 30, 2024.
•Operating loss of $7.1 million increased $0.2 million, or 3%, during the three months ended September 30, 2025 compared to operating loss of $6.9 million during the three months ended September 30, 2024.
•Operating loss of $18.6 million decreased $5.1 million, or 22%, during the nine months ended September 30, 2025 compared to operating loss of $23.7 million during the nine months ended September 30, 2024.
•Net loss of $17.9 million increased $72.8 million, or 133%, during the three months ended September 30, 2025 compared to net income of $54.9 million during the three months ended September 30, 2024.
•Net loss of $33.9 million decreased $36.8 million, or 1252%, during the nine months ended September 30, 2025 compared to net income of $2.9 million during the nine months ended September 30, 2024.
•Cash flows provided by operating activities increased by $32.7 million, or 106%, during the nine months ended September 30, 2025 to $1.9 million compared to cash flows used in operating activities of $30.7 million during the nine months ended September 30, 2024.
•Adjusted EBITDA for the three months ended September 30, 2025 was $2.1 million increasing 1971% compared to Adjusted EBITDA of $(0.1) million for the three months ended September 30, 2024.

•Adjusted EBITDA for the nine months ended September 30, 2025 was $5.0 million increasing 209% compared to Adjusted EBITDA of $(4.6) million for the nine months ended September 30, 2024.
Consolidated Operating Data
The following table sets forth a summary of each of the Company’s components of operating expense as a percentage of net revenue for the three months and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
NET REVENUES	$35,398	100	$29,859	100	$94,673	100	$62,767	100
OPERATING EXPENSES:
Operating expenses	39,464	111	32,672	109	103,450	109	73,969	118
Corporate expenses	1,341	4	2,319	8	4,488	5	9,154	15
Depreciation and amortization	1,684	5	1,741	6	5,150	5	3,305	5
Loss on disposal of assets	—	—	—	—	144	—	5	—
Total operating expenses	42,489		36,732		113,232		86,433
OPERATING LOSS	$(7,091)		$(6,873)		$(18,559)		$(23,666)
Three-Month and Nine-Month Periods Ended September 30, 2025 compared to September 30, 2024

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
NET REVENUES	$35,398	$29,859	5,539	19	$94,673	$62,767	31,906	51
OPERATING EXPENSES:
Operating expenses	39,464	32,672	6,792	21	103,450	73,969	29,481	40
Corporate expenses	1,341	2,319	(978)	(42)	4,488	9,154	(4,666)	(51)
Depreciation and amortization	1,684	1,741	(57)	(3)	5,150	3,305	1,845	56
Loss on disposal of assets	—	—	—	N/A	144	5	139	2780
Total operating expenses	42,489	36,732	5,757	16	113,232	86,433	26,799	31
OPERATING LOSS	(7,091)	(6,873)	(218)	3	(18,559)	(23,666)	5,107	(22)
OTHER INCOME (EXPENSE):
Interest expense, net	(3,931)	(3,274)	(657)	20	(11,540)	(7,192)	(4,348)	60
Change in fair value of warrant shares liability	(7,333)	65,439	(72,772)	N/A	(5,923)	34,412	(40,335)	N/A
Other income (expense)	746	(24)	770	(3208)	2,976	(4)	2,980	(74500)
Total other (expense) income	(10,518)	62,141	(72,659)	(117)	(14,487)	27,216	(41,703)	(153)
(LOSS) INCOME BEFORE INCOME TAXES	(17,609)	55,268	(72,877)	(132)	(33,046)	3,550	(36,596)	(1031)
PROVISION FOR INCOME TAXES	282	342	(60)	(18)	841	608	233	38
NET (LOSS) INCOME	$(17,891)	$54,926	(72,817)	(133)	$(33,887)	$2,942	(36,829)	(1252)
Net revenues:
Net revenues increased during the three months ended September 30, 2025 primarily due to increased Digital revenue, partially offset by a decrease in Spot revenue.
Net revenues increased during the nine months ended September 30, 2025 primarily due to the new assets acquired in the Audio and Video segments as part of the Estrella Acquisition in April 2024 and due to increased Digital revenue.

Operating expenses:
Operating expenses increased during the three months ended September 30, 2025 primarily due to higher digital platform costs, which rose in line with growth in digital revenue. These increases were partially offset by reductions in employee-related expenses, advertising and promotional spending, and professional services fees.
Operating expenses increased during the nine months ended September 30, 2025 primarily due to the new assets acquired in the Audio and Video segments as part of the Estrella Acquisition and higher digital platform costs.
Corporate expenses:
Corporate expenses decreased for the three and nine months ended September 30, 2025 primarily due to lower professional service fees driven by work related to the Estrella Acquisition in the prior year.
Depreciation and amortization:
Depreciation and amortization expense decreased during the three months ended September 30, 2025 as certain assets became fully depreciated in the prior year, offset by new assets placed into service in 2025.
Depreciation and amortization expense increased during the nine months ended September 30, 2025 primarily related to the Estrella Acquisition. Depreciation and amortization expenses excluding expenses related to the Estrella Acquisition, remained relatively flat due to certain assets becoming fully depreciated in the prior year offset by new assets placed into service in 2025.
Loss on disposal of assets:
Loss on disposal of assets increased for the nine months ended September 30, 2025 primarily due to the disposal of certain fixed assets, while there were no such disposals in 2024.
Operating loss:
See “Net revenues,” “Operating expenses,” “Corporate expenses,” “Depreciation and amortization,” and “Loss on disposal of assets” above.
Interest expense, net:
Interest expense increased during the three and nine months ended September 30, 2025 due to the additional long-term debt related to the Estrella Acquisition.
Change in fair value of warrant shares liability:
Warrant shares liability decreased during the three and nine months ended September 30, 2025 due to stock price changes during the respective periods.
Other income:
Other income increased during the three and nine months ended September 30, 2025 compared to the prior year primarily because of a one-time employee retention tax credit received, income from managed services agreements where the Company is providing accounting and other services, and subleasing income from one of our facilities which began in the first quarter of 2025.
Provision for income taxes:
Provision for income taxes decreased during the three months ended September 30, 2025 compared to the prior year due to changes in the deferred tax liability.
Provision for income taxes increased during the nine months ended September 30, 2025 compared to the prior year due to tax amortization of the Company’s historical and newly acquired indefinite-lived intangibles, along with the impact of filing in additional state jurisdictions as a result of the Estrella Acquisition. See Note 10 — Income Taxes in our condensed consolidated financial statements included elsewhere in this report for additional details.
Consolidated net (loss) income:
The decrease in consolidated net (loss) income was primarily due to the Estrella Acquisition. See “Net revenues,” “Operating expenses,”, “Corporate expenses,” “Depreciation and amortization,” “Loss on disposal of assets,” “Interest expense, net,” “Provision for income taxes,” and “Other income” above for additional details.

Performance by Business Segment
Audio Segment
The Company’s Audio Segment includes the Estrella MediaCo radio, digital and events operations as well as two New York radio stations that predate the Estrella Acquisition. Revenue, Operating expenses and Segment Operating (Loss) Income for our Audio Segment were as follows:

	Audio Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net Revenues	$13,550	$16,751	$42,478	$40,670
Operating Expenses(1)	15,350	16,573	45,132	42,855
Segment Operating (Loss) Income	$(1,800)	$178	$(2,654)	$(2,185)
(1) Operating expenses comprise several line items, including operating costs, depreciation and amortization, and other segment-specific items, as detailed in the Segment Information disclosures in Note 13.

Revenue and operating expenses from our Audio Segment decreased $3.2 million and $1.2 million, respectively, during the three months ended September 30, 2025 compared to the same period in 2024, driven primarily as a result of the decrease in Spot revenue and decreases in employee related expenses.
Revenue and operating expenses from our Audio Segment increased $1.8 million and $2.3 million, respectively, during the nine months ended September 30, 2025 compared to the same period in 2024, driven primarily as a result of the new assets acquired in the Audio segment as part of the Estrella Acquisition.
Video Segment
The Company’s Video Segment includes the results of the EstrellaTV network and all of the Estrella MediaCo television operations, including digital. Revenue, Operating expenses and Segment Operating Loss for our Video Segment were as follows:

	Video Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net Revenues	$21,848	$13,108	$52,195	$22,097
Operating Expenses(1)	25,798	17,840	63,612	34,424
Segment Operating Loss	(3,950)	(4,732)	(11,417)	(12,327)
(1) Operating expenses comprise several line items, including operating costs, depreciation and amortization, and other segment-specific items, as detailed in the Segment Information disclosures in Note 13.

Revenue and operating expenses from our Video Segment increased $8.7 million and $8.0 million, respectively, during the three months ended September 30, 2025 compared to the same period in 2024. These increases were primarily in digital revenue and increases in impression expense, partially offset by decreases in employee related expenses.
Revenue and operating expenses from our Video Segment increased $30.1 million and $29.2 million, respectively, during the nine months ended September 30, 2025 compared to the same period in 2024, were due to the new assets acquired as part of the Estrella Acquisition, increases in digital revenue and increases in digital impression expense.
Corporate and other
Operating expenses related to Corporate and other decreased to $1.3 million for the three months ended September 30, 2025 compared to $2.3 million for the three months ended September 30, 2024, primarily due to lower professional service fees driven by work related to the Estrella Acquisition in the prior year.
Operating expenses related to Corporate and other decreased to $4.5 million for the nine months ended September 30, 2025 compared to $9.2 million for the nine months ended September 30, 2024, primarily due to lower professional service fees driven by work related to the Estrella Acquisition in the prior year.

Non-GAAP Financial Measures
Reconciliations of Net Loss to EBITDA and Adjusted EBITDA(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net (Loss) Income	$(17,891)	$54,926	$(33,887)	$2,942
Provision for income taxes	282	342	841	608
Interest expense, net	3,931	3,274	11,540	7,192
Depreciation and amortization	1,684	1,741	5,150	3,305
EBITDA	$(11,994)	$60,283	$(16,356)	$14,047
Loss on disposal of assets	—	—	144	5
Change in fair value of warrant shares liability	7,333	(65,439)	5,923	(34,412)
Other income	(746)	24	(2,976)	4
Other adjustments	7,502	5,020	18,278	15,745
Adjusted EBITDA(1)	$2,095	$(112)	$5,013	$(4,611)

(1)
We define Adjusted EBITDA as consolidated Operating loss adjusted to exclude restructuring expenses, business combination transaction costs, unusual and non-recurring expenditures, non-cash items and non-cash compensation included within operating expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Loss on disposal of assets, change in fair value of warrant shares liability and Other income. Alternatively, Adjusted EBITDA is calculated as Net loss, adjusted to exclude Provision for income taxes, Interest expense, net, Depreciation and amortization, Loss on disposal of assets, Change in fair value of warrant shares liability, Other income, and Other adjustments. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, operating loss or net loss as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating loss and compared with consolidated net loss, the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

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
At September 30, 2025, the Company had cash, cash equivalents and restricted cash of $8.2 million and negative working capital of $43.3 million. At December 31, 2024, the Company had cash, cash equivalents and restricted cash of $6.9 million and negative working capital of $18.0 million. The increase in negative working capital was driven by the cancellation of certain programming rights contracts reducing the current portion of programming rights as well as increased accounts payable and accrued expenses, partially offset by increased accounts receivable.
Despite net losses, management is actively managing liquidity by closely monitoring working capital and implementing disciplined payment practices, including deferring certain payments where appropriate to support business growth. The Company is also increasing efforts on collections to accelerate cash inflows and further enhance liquidity. Our focus on working capital optimization and expense control has reduced cash burn for the period. Importantly, the Company maintains a positive equity position.
Additionally, regarding the $5.0 million in Delayed Draw Term Loans due May 2026 and $5.0 million Delayed Draw Term Loans due July 2026, the Company intends to refinance on a long term basis, pay down using cash flow from operations, or receive additional investment from the support letter obtained. As part of its business strategy, the Company continually evaluates potential acquisitions of businesses it believes hold promise for long-term appreciation and that can leverage our strengths. While any such acquisitions could impact our liquidity position, management is committed to maintaining appropriate liquidity levels and managing cash resources prudently as the business grows.
Operating Activities
Cash flows provided in operating activities were $1.9 million for the nine months ended September 30, 2025, compared to cash flows used in of $30.7 million for the nine months ended September 30, 2024. The increase in cash from operating activities was mainly attributable to increases in accounts payable, partially offset by better collections.

Investing Activities
Cash flows used in investing activities were $0.3 million for the nine months ended September 30, 2025, primarily attributable to cash paid for various capital projects. Cash flows used in investing activities were $7.6 million for the nine months ended September 30, 2024, primarily attributable to the Estrella acquisition, capital expenditures related to a new digital platform project, and the build out of our new space for corporate offices.
Financing Activities
Cash flows used in financing activities were $0.4 million for the nine months ended September 30, 2025, attributable to finance lease principal payments and settlement of tax withholding obligations. Cash flows provided by financing activities were $41.4 million for the nine months ended September 30, 2024, attributable to proceeds from the First Lien Term Loan, partially offset by payments of debt issuance costs and settlement of tax withholding obligations.
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
Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2025. Based on such evaluation, our CEO and CFO concluded that, at September 30, 2025, our disclosure controls and procedures were not effective as a result of the previously identified material weaknesses disclosed below.
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
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation activities listed above, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of the Company's directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2025.

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

MEDIACO HOLDING INC.

Date: November 19, 2025	By:	/s/ Debra DeFelice
Debra DeFelice
Chief Financial Officer and Treasurer