Form 10-K
period 2025-12-31
Mediaco Holding Inc.
filed 2026-03-31
CIK 1784254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
for the Fiscal Year Ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was $13,980,999.
The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of March 31, 2026, was:
76,318,634    Class A Common Shares, $.01 par value
5,413,197     Class B Common Shares, $.01 par value
—    Class C Common Shares, $.01 par value
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for 2026 Annual Meeting of Shareholders expected to be filed by March 31, 2026 (the day that is 120 days after the last day of the registrant’s 2025 fiscal year)	Part III

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

PART I
ITEM 1. BUSINESS
GENERAL
MediaCo Holding Inc. (“MediaCo” or the “Company”) is an owned and operated multi-media company formed in Indiana in 2019, focused on radio, television, digital advertising, premium programming and events.
On April 17, 2024, MediaCo Holding Inc. and its wholly-owned subsidiary MediaCo Operations LLC, a Delaware limited liability company (“Purchaser”), entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Estrella Broadcasting, Inc., a Delaware corporation (“Estrella”), and SLF LBI Aggregator, LLC, a Delaware limited liability company (“Aggregator”) and affiliate of HPS Investment Partners, LLC (“HPS”), pursuant to which Purchaser purchased substantially all of the assets of Estrella and its subsidiaries (other than certain broadcast assets owned by Estrella and its subsidiaries (the “Estrella Broadcast Assets”)) (the “Purchased Assets”), and assumed substantially all of the liabilities (the “Assumed Liabilities”) of Estrella and its subsidiaries (such transactions, collectively, the “Estrella Acquisition”). MediaCo Operations LLC operates the Purchased Assets under the trade name Estrella MediaCo. Subsequently, on May 1, 2025, the parties entered into an equity purchase agreement that modified the structure and certain terms of the original Asset Purchase Agreement. On May 1, 2025, the Put Right was exercised by Estrella Media, Inc. and MediaCo acquired 100% of the equity interests of Estrella and certain subsidiaries of Estrella. As a result of the exercise of the Put Right, Estrella became a wholly owned subsidiary of the Company. See Note 1 — Summary Of Significant Accounting Policies.
Our assets before the Estrella Acquisition consisted of two radio stations, WQHT(FM) and WBLS(FM), which serve the New York City demographic market area that primarily target Black, Hispanic, and multi-cultural consumers and as a result of the Estrella Acquisition, Estrella’s network, content, digital, and commercial operations, including network affiliation and program supply agreements with Estrella for its 11 radio stations serving Los Angeles, CA, Houston, TX, and Dallas, TX and nine television stations serving Los Angeles, CA, Houston, TX, Denver, CO, New York, NY, Chicago, IL and Miami, FL. Among the Estrella brands that joined MediaCo are the EstrellaTV network, its influential linear and digital video content business, and Estrella’s expansive digital channels, including its eight free ad-supported television (“FAST”) channels and EstrellaTV app. The Estrella brands that joined MediaCo include - EstrellaTV, Estrella News, Cine EstrellaTV, Estrella Games, EstrellaTV Mexico, Curiosity Explora, Curiosity Motores, and Curiosity Animales. See Note 3 — Business Combinations in our consolidated financial statements included elsewhere in this report for additional information. We derive our revenues primarily from radio, television and digital advertising sales, but we also generate revenues from events, including sponsorships and ticket sales, licensing, and syndication.
BUSINESS SEGMENTS
We operate in two business segments: Audio (“Audio Segment”) and Video (“Video Segment”). We organize our business segments based on the type of services offered. See Note 16 — Segment Information in our consolidated financial statements included elsewhere in this report for additional information.
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
RADIO STATIONS
As of December 31, 2025, we owned, operated or provided program, sales, and/or other services to these 13 radio stations, including one AM and 12 FM radio stations. All of our radio stations are located in the United States. No one station is material to our overall operations. We believe that our properties are in good condition and suitable for our operations. The following table provides the number of owned and operated radio stations by market:

STATION AND MARKET	MARKET RANK BY DMA (1)	FORMAT	PRIMARY DEMOGRAPHIC TARGET AGES	RANKING IN PRIMARY DEMOGRAPHIC TARGET(2)	STATION AUDIENCE SHARE(3)
New York, NY	1
WQHT(FM)		Rhythmic Contemporary Hit Radio	18-49	4	6.8
WBLS(FM)		Urban Adult Contemporary	25-54	10	4.0
Los Angeles, CA	2
KBUE(FM)		Regional Mexican	25-54	15	2.5
KBUA(FM)		Regional Mexican	(4)	(4)	(4)
KEBN(FM)		Classic Country	(4)	(4)	(4)
KVNR(AM)		Vietnamese language	(5)	(5)	(5)
Dallas- Ft. Worth, TX	4
KBOC(FM)		Spanish Contemporary Hit	25-54	27	1.3
KZZA(FM)		Regional Mexican	18-49	22	1.7
KNOR(FM)		Regional Mexican	25-54	22	1.8
Houston- Galveston, TX	6
KQQK(FM)		Regional Mexican	25-54	15	3.2
KTJM(FM)		Classic Rock	18-49	10	3.8
KNTE(FM)		Regional Mexican	(6)	(6)	(6)
Riverside- San Bernardino, CA	28
KRQB(FM)		Regional Mexican	25-54	2	15.6
(1) “Market Rank by Designated Market Area (“DMA”)” is the ranking of the radio market universe estimates for the various designated market areas served by our stations among all radio markets in the United States. DMA rankings are from the Fall 2025 Nielsen Audio Radio Market Rankings.

(2) “Ranking in Primary Demographic Target” is the ranking of the station within its designated primary demographic target among all radio stations in its market based on the December 2025 Nielsen Audio, Inc. (“Nielsen”) Portable People Meter results.

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

(4) Station trimulcast with KBUE(FM)
(5) Station under a Local Marketing Agreement with Little Saigon Radio Broadcasting, Inc.
(6) Station simulcast with KTJM(FM)

TELEVISION MARKETS AND STATIONS
As of December 31, 2025, our Video Segment owned, operated or provided program, sales, and/or other services to these television stations, all with the EstrellaTV network affiliation, in the following markets:

MARKET	MARKET RANK BY DMA(1)	NUMBER OF MARKET CHANNELS	STATIONS
New York, NY	1	36	WASA
Los Angeles, CA	2	45	KRCA
Chicago, IL	3	30	WESV
Houston, TX	6	31	KZJL
Denver, CO	17	23	KETD
Miami, FL	18	32	WGEN, WGEN-LD, WVFW, W12DI
(1) “Market Rank by DMA” is the ranking of the television market universe estimates for the various designated market areas served by our stations among all television markets in the United States. DMA rankings are from Nielsen’s 2025-2026 Nielsen DMA Ranking.

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
ADVERTISING SALES
We derive our advertising revenue from local, regional, and digital advertising in the marketplaces in which we operate, as well as from the sale of national advertising. Local and most regional sales are made by a station’s sales staff. National sales are made by firms specializing in such sales, which are compensated on a commission-only basis. We believe that the volume of national advertising revenue tends to adjust to shifts in a station’s audience share position more rapidly than does the volume of local and regional advertising revenue. During the year ended December 31, 2025, approximately 25% of our total spot radio advertising revenues were derived from national sales and 75% were derived from local sales. During the year ended December 31, 2025, approximately 69% of our television advertising revenues were derived from national sales and 31% were derived from local sales.
NON-TRADITIONAL REVENUES
We are involved with numerous events in the markets in which we operate that support the local community, entertain our audiences, and better connect our listeners with our stations and our advertisers. In most cases, a third party produces the event, which we help promote, and we sell certain sponsorship opportunities to our advertisers. In these situations, we do not bear financial risk on the success of the event. In limited cases, we produce the event, including securing the performing artists and venue, and are primarily responsible for the financial risk and reward, including ticket and sponsorship sales associated with the event.
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
Our content faces competition from major networks as well as networks that create specialty programming for demographically similar audiences. Factors that are material to the competitive position of content include its quality and cultural relevance and the breadth of its availability. We invest in award-winning entertainment, news programming, sports, music, and lifestyle content in order to stay competitive. Cost of content is a factor for our audiences, which is why we distribute our content as free, ad-supported.
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

At December 31, 2025, we had 378 full-time and part-time employees, compared to 407 at December 31, 2024.
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
Diversity and Inclusion
The Company remains committed to fostering a workplace that supports equal opportunity and fair treatment for all employees. We continue to focus on maintaining a respectful and inclusive work environment consistent with applicable laws and regulations. Our employment practices are designed to promote merit-based decision-making across hiring, development, and advancement.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Listed below is certain information about the executive officers of MediaCo as of December 31, 2025. All of our executive officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our executive officers or directors.

NAME	POSITION	AGE AT DECEMBER 31, 2025	YEAR FIRST ELECTED OFFICER
Alberto Rodriguez	Chief Executive Officer and President	61	2024
Debra DeFelice	Executive Vice President, Chief Financial Officer and Treasurer	56	2024
René Santaella	Chief Growth and Innovation Officer	54	2024
Mr. Rodriguez was appointed as the Company’s Chief Executive Officer on November 21, 2025, removing the “interim” designation that has been in place since October 2024. Prior to Mr. Rodriguez’s appointment to Chief Executive Officer and President he served as Chief Revenue Officer and President of MediaCo Audio since January 2024. Prior to joining the Company, Mr. Rodriguez spent 24 years at Spanish Broadcasting System with his most recent position being President and Chief Operating Officer. Mr. Rodriguez holds a bachelor’s degree from Florida Atlantic University.
Ms. DeFelice was appointed Executive Vice President, Chief Financial Officer, and Treasurer on November 21, 2025, having first been named Chief Financial Officer and Treasurer in September 2024. Ms. DeFelice was previously the EVP Radio Finance & Assistant Treasurer at MediaCo since April 2021. Prior to joining MediaCo, Ms. DeFelice served as Artisanal Brewing Ventures’ Corporate Controller and prior to that she served as the Corporate Controller at HEPACO, LLC. She holds an MBA from Eastern Carolina University and a bachelor's degree from Binghamton University. Ms. DeFelice is also a Certified Public Accountant.

Mr. Santaella was appointed Chief Growth and Innovation Officer on March 9, 2026 having first been named Chief Operating Officer in October 2024. Mr. Santaella was previously the Chief Digital and Streaming Officer for Estrella MediaCo. Prior to joining Estrella Mr. Santaella worked as the SVP of Business Planning and Operations at Sony Pictures Entertainment and the Director of Ad Sales Marketing within Disney’s Interactive Media Group. Mr. Santaella holds a bachelor’s degree and an MBA from UCLA.
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
License Grant and Renewal
Radio and television stations operate pursuant to broadcast licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon application and approval by the FCC. The following table sets forth our current FCC license expiration dates in addition to the call letters, license classification, antenna elevation above average terrain, power and frequency of all owned stations as of December 31, 2025:

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
[1] Shared channel operation
Review of Ownership Restrictions
The FCC is required by statute to review its broadcast ownership rules on a quadrennial basis (i.e., every four years) and to repeal or modify rules that are no longer “necessary in the public interest as the result of competition,” consistent with Section 202(h) of the Telecommunications Act of 1996.
Although the FCC has conducted multiple quadrennial reviews since the Telecommunications Act of 1996, the rules limiting the number of radio stations that may be commonly owned in a local market have remained largely unchanged for decades after their initial adoption in accordance with the statute. As part of earlier ownership review proceedings, the U.S. Supreme Court upheld the FCC’s elimination of the Radio/Television Cross-Ownership Rule, which had previously limited the common ownership of radio and television stations in the same market.
In December 2023, the FCC completed its 2018 Quadrennial Review by issuing a Report and Order that largely retained existing local radio and local television ownership rules, with limited adjustments to methodology and regulatory treatment. The Order also expanded the prohibition on ownership of more than one top-four television network affiliation under certain circumstances.
In July 2025, the U.S. Court of Appeals for the Eighth Circuit issued a decision vacating the FCC’s Top-Four Prohibition on television station ownership that was adopted in the 2018 Quadrennial Review Order, on the grounds that the Commission’s rationale for retaining the restriction was arbitrary and capricious. The court upheld the remainder of the 2018 Order, including the retention of the Local Radio Ownership Limits, and withheld issuance of the mandate on the vacated provisions to allow the FCC an opportunity to respond.
Separately, the FCC advanced the 2022 Quadrennial Review of broadcast ownership rules, releasing a Notice of Proposed Rulemaking (“NPRM”) in September 2025 seeking comment on whether the Local Radio Ownership Rule, Local Television Ownership Rule, and Dual Network Rule continue to serve the public interest. The NPRM was published in the Federal Register in November 2025, and comment and reply comment deadlines were set for December 2025 and January 2026, respectively. That proceeding is ongoing and no final rule changes have been adopted to date.

Given the ongoing judicial proceedings relating to the 2018 Quadrennial Review Order and the pendency of the 2022 Quadrennial Review, we cannot predict whether the current ownership rules will be repealed, modified or otherwise altered, or what impact any such changes might have on our business operations and strategic plans.
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
Local Television Ownership:
A party may hold an attributable interest in television stations in adjoining markets, even if there is a noise limited service contour overlap between the two stations’ broadcast signals, and generally may hold an attributable interest in two stations in the same market if (i) there is no signal contour overlap between the stations; or (ii) not more than one of the owned stations is among the top-

four rated stations in the market ("the Top-Four Prohibition"). The FCC will, upon request, consider waiver of the Top-Four Prohibition to allow parties to own up to two top-four-rated stations in the same market on a case-by-case basis. On December 22, 2023, the FCC adopted the 2018 Ownership Order, expanding the Top-Four Prohibition to prohibit, in certain circumstances, the placement of a second top-four-rated program affiliation on a commonly owned TV multicast stream or low power television (“LPTV”) station and restricting the circumstances under which such commonly owned top-four multicast streams or LPTV stations may be transferred or assigned in the future. The 2018 Ownership Order, including this extension of the Top-Four Prohibition, became effective March 18, 2024.
In the 2022 quadrennial review proceeding, the FCC is considering all aspects of its local ownership rules, including whether the rules in their current form remain necessary in the public interest.
National Television Ownership:
In contrast to radio, which has no national ownership limit, there is a national cap on television station ownership. Under the current rule, no individual or entity may hold an attributable interest in commercial full-power television stations located in markets that collectively contain more than 39% of the national television viewing audience, a limitation established by statute. For purposes of calculating compliance with this cap, the FCC currently applies a so-called “UHF discount,” whereby only 50% of the households served by a station operating in the ultra-high-frequency (UHF) band are included in the calculation.
The FCC has periodically reviewed this national ownership cap and the UHF discount as part of ongoing broadcast ownership rulemakings. A long-standing rulemaking initiated in 2017 to examine whether to retain, modify, or rescind the national television ownership cap and the UHF discount remains pending, and the FCC has sought public comment on these issues most recently in 2025 and early 2026. The FCC has taken no final action to repeal, modify, or replace the UHF discount or the national ownership cap to date.
Broadcasters, industry groups, and other stakeholders have urged the FCC to modernize or eliminate the national cap, while other commenters have argued that any change would exceed the Commission’s statutory authority and should be the result of Congressional action. We cannot predict whether the FCC will ultimately adopt any modifications to the national television ownership cap, alter the treatment of the UHF discount, or what impact, if any, such modifications would have on our business, strategic plans, or potential future transactions.
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
The Company operates two radio stations in New York and as a result of the Estrella Acquisition, operates eleven radio stations and nine television stations across California, Texas, Colorado, New York, Illinois and Florida. Some of our competitors in these markets have larger clusters of radio and/or television stations than ours. Our competitors may be able to leverage their market share to extract a greater percentage of available advertising revenues in our markets and may be able to realize greater operating efficiencies by programming multiple stations in the same market. Also, where such groups air formats or programming targeting audiences substantially similar to ours the Company’s financial condition and results of operations could be materially and adversely affected by such additional content competition by our competitors.
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
As of December 31, 2025, SG Broadcasting controlled approximately 68.7% of the outstanding voting interests of MediaCo through its ownership of MediaCo Class B common stock. Because of the voting power of SG Broadcasting, we are considered a “controlled company” for purposes of Nasdaq requirements. As such, we are exempt from certain corporate governance requirements of Nasdaq, including the requirements that:
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
We use artificial intelligence ("AI") in our business, and challenges in managing its use could result in reputational harm, competitive disadvantage, legal liability, and adverse effects on our results of operations.
AI solutions are increasingly integrated into our business operations and are expected to become even more important to our operations over time. Our competitors or other third parties may adopt AI more quickly or more effectively than we do, which could impair our ability to compete and negatively impact our results of operations. Additionally, if our AI-generated content, analyses, search results, or recommendations are, or are alleged to be, inaccurate, biased, infringing, harmful, or otherwise deficient, our business, reputation, financial condition, and results of operations could be adversely affected.
    AI also raises emerging ethical and legal challenges, including issues related to the use of copyrighted material and potential violations of name, image, and likeness rights. If our use of AI becomes controversial, we could face brand or reputational harm, competitive disadvantage, or legal liability. In addition, the rapid evolution of AI will require significant resources to develop, test and maintain our platforms, offerings, services, and features to help us ensure responsible implementation and to minimize unintended, harmful impacts.
The legal and regulatory framework for AI technologies is also evolving rapidly and uncertain. Federal, state, and foreign governments and authorities have introduced or are currently considering laws and regulations governing AI. Existing laws and regulations may be interpreted in ways that impact our use of AI, and industry standards and best practices remain unsettled. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We cannot predict the impact that future laws, regulations, standards, or market expectations may have on our business. Compliance costs could be significant and may increase our operating expenses, including through imposing additional AI reporting obligations. Any such increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.
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

We have recognized, and could continue to recognize, impairment charges on our goodwill and broadcast licenses. Any such future charges could adversely impact our results of operations.
As of December 31, 2025, our intangible assets comprised 62% of our total assets. During 2025, we recognized non-cash impairment charges of $3.2 million related to the annual testing of our FCC licenses. Also, during the year ended December 31, 2025, we recognized non-cash impairment charges of $19.9 million related to impairment of goodwill for our audio segment. No impairment was recognized during 2024 related to our intangible assets.
Not less than annually, and more frequently if necessary, we are required to evaluate our goodwill and broadcast licenses to determine if the estimated fair value of these intangible assets is less than book value. If the estimated fair value of these intangible assets is less than book value, we will be required to record additional non-cash expense to write down the book value of the intangible asset to the estimated fair value. We cannot make any assurances that any required impairment charges in the future will not have a material adverse effect on our statement of operations.
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
While we intend to refinance such indebtedness on a long-term basis, there can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing would be on terms as favorable as the terms of the maturing indebtedness, or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness.
Risks Related to our Common Stock:
SG Broadcasting possesses significant voting interest with respect to our outstanding common stock, which limits the influence on corporate matters by a holder of MediaCo Class A common stock.
As of December 31, 2025, SG Broadcasting held approximately 68.7% of the voting interests of our outstanding common stock on a fully diluted basis. Accordingly, SG Broadcasting has the ability to significantly influence our management and affairs through the election and removal of our board of directors and all other matters requiring shareholder approval unless a separate vote of the MediaCo Class A common stock is required by our articles of incorporation or Indiana law, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated voting interest could also discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control limits the practical effect of the influence by holders of MediaCo Class A common stock over our business and affairs, through any shareholder vote or otherwise. Accordingly, the effects of any of the above could depress the price of MediaCo Class A common stock.
Standard General’s interests may conflict with those of other shareholders.
SG Broadcasting, a company wholly owned by funds managed by Standard General, beneficially owns shares representing approximately 68.7% of the outstanding combined voting power of all classes of our common stock. Therefore, SG Broadcasting is in a position to exercise substantial influence over the outcome of most matters submitted to a vote of our shareholders, including the election of a majority of our directors, the determination to engage in a merger, acquisition or disposition of a material amount of assets, or otherwise.
If we are not able to comply with the applicable continued listing requirements or standards of The Nasdaq Stock Market LLC, Nasdaq could delist our Class A common stock, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
If we are not able to comply with the applicable continued listing requirements or standards of The Nasdaq Stock Market LLC, Nasdaq could delist our Class A common stock, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
MediaCo’s Class A common stock is listed on Nasdaq under the ticker symbol “MDIA”. We may not be able to meet the continued listing requirements of Nasdaq, which require, among other things, a minimum closing price of MediaCo Class A common stock, a minimum market capitalization and minimum shareholders' equity.
On December 19, 2025, the Company received a deficiency letter (the “Notice”) from the Nasdaq Listing Qualifications Department notifying the Company that, based upon the closing bid price of the Company’s Class A common stock for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”).
The Notice has no immediate effect on the continued listing status of our Class A common stock on The Nasdaq Capital Market, and, therefore, the Company’s listing remains fully effective. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided a compliance period of 180 calendar days from the date of the Notice, or until June 17, 2026, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of our Class A common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to June 17, 2026. If the Company is not in compliance with the Minimum Bid Requirement by June 17, 2026, the Company may be afforded a second 180 calendar day compliance period. To qualify for this additional compliance period, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period. The Company would then be afforded the second 180 calendar day period to regain compliance, unless it does not appear to Nasdaq that it is possible for the Company to cure the deficiency.
If we are unable to satisfy the requirements of Nasdaq for continued listing, MediaCo Class A common stock would be subject to delisting from that market, and we might or might not be eligible to list our shares on another market. Such delisting could negatively impact us by, among other things, having an adverse impact on the trading and reducing the liquidity and market price of our Class A common stock.
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
We are a “smaller reporting company” and we cannot be certain whether the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.
We are a smaller reporting company because the market value of our stock held by non-affiliates is less than $700.0 million as of the prior June 30 and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We may continue to qualify as a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of the prior June 30.
As a smaller reporting company we are permitted to take advantage of certain exemptions from reporting and disclosure requirements, including exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of the prior June 30. Also, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K, as well as in our periodic reports and proxy statements. We cannot predict whether investors will find MediaCo Class A common stock less attractive because we may rely on these exemptions. If some investors find MediaCo Class A common stock less attractive as a result, there may be a less active trading market for MediaCo Class A common stock, and its stock price may be lower or more volatile.
Material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements not being prevented or detected, which could affect investor confidence in the accuracy and completeness of our financial statements and could negatively impact our stock price and financial condition.
As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act. As a smaller reporting company and a non-accelerated filer, we are permitted to take advantage of certain reduced reporting requirements that apply to these filer categories, and as a result, we are not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. Management is nevertheless required to make an annual assessment of internal controls over financial reporting pursuant to Section 404(a), including the disclosure of any material weaknesses identified by management in internal control over financial reporting.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY.
As part of our ordinary business operations, we collect and store information necessary for our operations, as well as data from our customers, employees, and business partners. We recognize that our networks and systems face evolving cybersecurity risks, which could materially impact our business if not effectively managed.
Cybersecurity is an integral part of our enterprise risk management program. Material cybersecurity risks are identified, assessed, and prioritized alongside financial, operational, and strategic risks. Findings from risk assessments, audits, and testing are incorporated into enterprise risk reporting, and remediation plans are aligned with our overall risk management approach. The Audit Committee of the Board oversees cybersecurity risk and receives regular updates from senior managment on material risks and mitigation efforts.
Senior management, including our Chief Technology Officer, Chief Financial Officer, General Counsel, and Senior Vice President of IT and Infrastructure, is responsible for managing material cybersecurity risks. These individuals have relevant experience overseeing technology systems, information security programs, risk management, regulatory compliance, and incident response, gained through their roles in technology leadership, financial oversight, legal and regulatory compliance, and IT infrastructure management. Our risk management process includes periodic assessments of cybersecurity risks that evaluate both the likelihood and potential impact of threats, as well as internal audits, testing, and independent third-party reviews. The company also conducts employee training and simulated phishing exercises to strengthen awareness and preparedness, and it maintains defined escalation procedures to ensure that cybersecurity incidents or significant findings are promptly reported to senior management and, when appropriate, to the Board or Audit Committee. These processes are reviewed and updated regularly to address emerging threats, regulatory changes, and evolving business operations.
Although we have not experienced any material cybersecurity incidents to date, future cyber-attacks could materially affect the Company, including loss of customer trust, employee departures, reputational harm, remediation costs, business disruption, or potential litigation or regulatory exposure. Compliance with evolving cybersecurity standards may also increase operational costs.
See the section titled Item 1A. Risk Factors, including “Our business is dependent upon the proper functioning of our internal business processes and information systems. The modification, change of, or interruption of such systems may disrupt our business, processes and internal controls,” for additional information about the risks from cybersecurity threats that may materially affect our business.

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
Holders
At March 31, 2026, there were 213 shareholders of record of the Class A common stock, and there was one shareholder of record of the Class B common stock. These figures do not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Dividends
MediaCo currently intends to retain future earnings for use in its business and has no plans to pay any dividends on shares of its common stock in the foreseeable future.
Share Repurchases
The following table provides information relating to the shares of Class A common stock we purchased during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2025 – October 31, 2025	—	$—	—	$1,000,029
November 1, 2025 – November 30, 2025	—	$—	—	$1,000,029
December 1, 2025 – December 31, 2025	—	$—	—	$1,000,029
Total	—	$—	—
ITEM 6. [RESERVED]
None.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
GENERAL
The following discussion pertains to MediaCo Holding Inc. and its subsidiaries (collectively, “MediaCo” or the “Company”).
We own and operate two radio stations located in New York City, which serve the New York City demographic market area that primarily target Black, Hispanic, and multi-cultural consumers and as a result of the Estrella Acquisition, Estrella’s network, content, digital, and commercial operations, including network affiliation and program supply agreements with Estrella for its 11 radio stations serving Los Angeles, CA, Houston, TX, and Dallas, TX and nine television stations serving Los Angeles, CA, Houston, TX, Denver, CO, New York, NY, Chicago, IL and Miami, FL. Among the Estrella brands that joined MediaCo are the EstrellaTV network, its influential linear and digital video content business, Estrella’s expansive digital channels, including its eight free ad-supported television (“FAST”) channels - EstrellaTV, Estrella News, Cine EstrellaTV, Estrella Games, EstrellaTV Mexico, Curiosity Explora, Curiosity Motores, and Curiosity Animales. See Note 3 — Business Combinations in our consolidated financial statements included elsewhere in this report for additional information on the Estrella Acquisition.
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
The following table summarizes the sources of our revenues for the years ended December 31, 2025 and 2024. The category “Other” includes, among other items, revenues related to network revenues and barter.

	Year ended December 31,
	2025		2024
Net revenues:
Spot Radio & TV Advertising	$67,123	50.3%	$61,158	64.0%
Digital	57,085	42.8%	20,291	21.2%
Syndication	2,348	1.8%	2,917	3.1%
Events and Sponsorships	1,141	0.9%	3,617	3.8%
Other	5,640	4.2%	7,588	7.9%
Total net revenues	$133,336		$95,571
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
As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. We also regularly review our portfolio of assets and may opportunistically dispose of or otherwise monetize assets when we believe it is appropriate to do so. As part of the Estrella Acquisition integration, we developed a plan to close and relocate certain studio and marketing operations. In fulfilling this plan, we incurred involuntary termination costs of $1.6 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively, included in operating expenses excluding depreciation and amortization on our consolidated statements of operations included elsewhere in this report.
MediaCo has been adversely affected by rising interest rates in the financial markets, creating uncertainty around our variable-rate First Lien Term Loan and Second Lien Term Loan. Although the Federal Reserve reduced its benchmark federal funds rate several times in 2024 and 2025, it anticipates only modest additional easing in 2026 reflecting continued uncertainty about inflation and labor market dynamics. While the Federal Reserve has expressed an expectation that interest rates may decline further over time, future monetary policy decisions will remain data dependent. Accordingly, there can be no assurance that the Federal Reserve will continue to lower rates, or that it will not increase the federal funds rate in the future if inflation or other economic conditions warrant.
CRITICAL ACCOUNTING ESTIMATES
Critical accounting policies are defined as those that encompass significant judgments and uncertainties, and potentially derive materially different results under different assumptions and conditions. We believe that our critical accounting policies are those described below.

Asset Impairment
Goodwill
Goodwill impairment is assessed at the reporting unit level by comparing the fair value of each reporting unit to its carrying value. If the carrying value of a reporting unit exceeds its estimated fair value, an impairment charge is recognized for the amount of the excess in the statement of operations. Fair value is generally estimated using a combination of an income approach and a market approach. Under the income approach, fair value is estimated using a discounted cash flow methodology based on projected future operating results. Under the market approach, fair value is estimated by applying appropriate market multiples derived from comparable companies or transactions to the reporting unit’s financial metrics.
Goodwill is reviewed for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. The Company performs its annual impairment assessment as of October 1. As of October 1, 2025, the Company performed a qualitative assessment for its audio and video reporting units and concluded that it was more likely than not that the fair value of each reporting unit exceeded its carrying amount. Due to a significant decline in the Company’s stock price during the fourth quarter of 2025, the Company identified a triggering event and performed quantitative impairment tests as of December 31, 2025 for both reporting units. Based on the quantitative testing, the Company determined that the fair value of the audio reporting unit was less than its carrying amount and recorded a goodwill impairment charge of $19.9 million; no impairment was identified for the video reporting unit. We estimated the reporting unit’s fair value on a going concern basis in the context of a potential asset sale transaction based on a valuation report prepared by a third-party valuation firm who used a combination of an income approach, which employs a discounted cash flow model, and a market approach, which based the valuation on earnings multiples of comparable publicly traded digital media businesses.
The goodwill impairment assessment requires significant management judgment, particularly in estimating the fair value of reporting units and developing forecasts of future operating results used in discounted cash flow analyses. Key assumptions used in these analyses include projected future cash flows, revenue and profitability measures such as EBITDA, long-term growth rates, and the weighted-average cost of capital used to determine discount rates. These assumptions are based on historical performance, expected market conditions, industry trends, and other factors management believes are reasonable under the circumstances.
The estimated fair value of the Company’s reporting units is sensitive to changes in key assumptions, including projected cash flows, long-term growth rates, and discount rates. As of December 31, 2025, the audio reporting unit was fully written down to its estimated fair value of zero. In contrast, the video reporting unit’s estimated fair value exceeded its carrying amount of $8.4 million by 11.1%, making it less sensitive to reasonably possible changes in key assumptions. While decreases in projected cash flows or growth rates, or increases in discount rates, would reduce estimated fair values, the extent of such changes would need to be significant to result in impairment for the video reporting unit. Because these assumptions are interrelated, changes in one may be accompanied by changes in others, and the combined effect could be material. Actual results may differ materially from the assumptions used in the Company’s impairment assessments.
Below are some of the key assumptions used in our quantitative impairment assessment which utilizes a combination of an income approach and a market approach as of December 31, 2025:

	December 31, 2025
	Audio	Video
Discount Rate	12.9%	11.4%
Long-term Revenue Growth Rate	0.6%	1.2%
Long-lived Assets
We evaluate the carrying value of our long-lived assets, including both intangible and tangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable.
Impairment of long-lived assets is evaluated by comparing the projected undiscounted cash flows expected to be generated by the asset or asset group to its carrying value. If the carrying value exceeds the projected undiscounted cash flows, the asset or asset group is considered not recoverable and an impairment loss is recognized for the amount by which the carrying value exceeds fair value, which is generally determined using a discounted cash flow analysis. Following recognition of an impairment loss, the asset’s carrying value is adjusted accordingly.
The impairment assessment process requires significant management judgment, particularly in estimating projected undiscounted cash flows used in the recoverability assessment and, when required, the fair values of asset groups and in developing forecasts of future operating results used in undiscounted and, when applicable, discounted cash flow analyses. Key assumptions used in these analyses include projected future cash flows, revenue and profitability measures such as EBITDA, long-term growth rates, and when applicable, the weighted-average cost of capital used to determine discount rates. These assumptions are based on historical performance, expected market conditions, industry trends, and other factors management believes are reasonable under the circumstances.
The estimated fair values of our reporting units and long-lived assets are sensitive to changes in these key assumptions when a fair value analysis is required. Holding other assumptions constant, a decrease in projected cash flows or long-term growth rates, or an increase in discount rates, would reduce estimated fair values and could result in impairment charges. Conversely, improvements in operating performance, higher growth rates, or a reduction in discount rates would increase estimated fair values and reduce the likelihood of impairment. As the recoverability test for the current period was satisfied based on projected undiscounted cash flows, a fair value analysis was not required. Given the significant excess of projected undiscounted cash flows over carrying amount for these long-lived asset groups, the risk of impairment is limited, and reasonably possible changes in key assumptions are unlikely to result in impairment. While increases in discount rates or decreases in projected future cash flows would reduce estimated fair values, such changes would need to be substantial before the fair values would approach or fall below their carrying amounts. Because the assumptions used in our impairment analyses are interrelated, changes in one assumption may be accompanied by changes in others, and the combined impact of such changes creates a heightened risk that we could be required to record additional non-cash impairment charges, which could be material to our consolidated results of operations. Actual results may differ materially from the assumptions used in our impairment assessments.
Indefinite-lived Intangible Assets
As of December 31, 2025 and 2024, we have approximately $162.8 million and $166.0 million, respectively, recorded for FCC licenses, which represented approximately 56% and 51%, respectively, of our total assets. We would not be able to operate our TV and radio stations without the related FCC license for each property. FCC broadcast licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, each of our FCC licenses has been renewed at the end of its respective period, and we expect that each FCC license will continue to be renewed in the future. We consider our FCC licenses to be indefinite-lived intangibles.
We do not amortize indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired. Under Accounting Standards Codification (“ASC”) 350-30, each FCC broadcast license is generally considered a separate unit of account for impairment testing. The Company evaluates each individual broadcast license as its own unit of account unless licenses are operated together as a single, inseparable revenue-producing asset. The Company treats each FCC license as a separate unit of account except for its two New York stations, which are simulcast and operate as a single revenue-producing asset. These two licenses are therefore aggregated and tested as one unit of account for impairment proposes.
For the years ended December 31, 2025 and 2024, we completed our annual impairment tests on October 1 of each year and will continue to perform our assessments on this date in future years. For our annual FCC broadcast licenses impairment test in 2025, we concluded that their fair values exceeded their carrying values, except for five broadcast licenses. For the five broadcast licenses whose fair value did not exceed its carrying value, we recorded an impairment charge of $3.2 million in 2025. Due to a significant decline in the Company’s stock price during the fourth quarter of 2025, the Company identified a triggering event and performed an additional quantitative impairment test as of December 31, 2025, resulting in no additional impairment charges.
The fair value of our FCC licenses is estimated to be the value that would be received to sell an asset in an orderly transaction between market participants at the measurement date. To determine the fair value of our FCC licenses, the Company uses both income and market based approach methods when it performs its impairment tests. Under the income method, the Company projects cash flows that would be generated by its unit of accounting assuming the unit of accounting was commencing operations in its respective market at the beginning of the valuation period. This cash flow stream is discounted using an income-based approach to determine both the value of the FCC license units and the fair value of our indefinite-lived intangible assets. Under the market based approach the Company analyzed recent sales and offering prices of similar properties to arrive at an indication of the most probable selling price of the subject property. The Company assumes the competitive situation that exists in the unit of accounting’s market remains unchanged, with the exception that the unit of accounting commenced operations at the beginning of the valuation period. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license. Major assumptions involved in this analysis include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share, and the discount rate. The fair value of FCC licenses is particularly sensitive to changes in these assumptions, especially market revenue growth rates and the discount rate. A decrease in projected revenues or an increase in the discount rate would reduce the estimated fair value of FCC licenses and could increase the likelihood of an impairment charge, while favorable changes in these assumptions would increase estimated fair value. A 100 basis point increase in our discount rate or a 10% decline in market revenues (holding all other assumptions in the fair value model constant) would result in an aggregate impairment charge of approximately $6.1 million or less. Each of these assumptions may change in the future based upon changes in general economic conditions, audience behavior, consummated transactions, and numerous other variables that may be beyond our control. The projections incorporated into our license valuations take then-current economic conditions into consideration. Due to the interrelated nature of these assumptions and the inherent subjectivity involved, changes in one assumption may be accompanied by changes in others, and actual results may differ materially from those used in our estimates.

As a result of the annual impairment assessment of the Company’s FCC licenses as of October 1, 2025, we recorded a $3.2 million impairment charge.
Below are some of the key assumptions used in our income method annual impairment assessments and our quantitative impairment test as of December 31, 2025 due to a significant decline in the Company’s stock price during the fourth quarter of 2025:

	December 31, 2025	October 1, 2025	October 1, 2024
Discount Rate	8.9%	9.1%	12.5%
Long-term Revenue Growth Rate	0.4%	(0.1)%	0.5%
Mature Market Share	0.2%	0.2%	11.3%
Operating Profit Margin	10.0%	10.0-26.7%	23.2-29.2%
Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company’s financial statements or income tax returns. Income taxes are recognized during the year in which the underlying transactions are reflected in the consolidated statements of operations. Deferred taxes are provided for temporary differences between amounts of assets and liabilities recorded for financial reporting purposes as compared to amounts recorded for income tax purposes. After determining the total amount of deferred tax assets, the Company evaluates whether a valuation allowance is required by assessing, on a more likely than not basis, whether some portion or all of the deferred tax assets will not be realized.
Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We assess each tax position to determine whether it is more‑likely‑than‑not that the position will be sustained upon examination by the relevant taxing authorities based on the technical merits of the position. If a tax position does not meet the more‑likely‑than‑not threshold, no tax benefit is recorded. For positions that do meet the threshold, we recognize the largest amount of tax benefit that is more‑likely‑than‑not to be realized upon ultimate settlement. This evaluation requires judgment in interpreting complex tax laws, assessing available information, and considering the potential outcomes of tax examinations. Our assessment incorporates factors such as the facts and circumstances of each position, changes in tax law, the status of ongoing audits, and developments in case law.
Although we believe our reserves are reasonable, we cannot provide assurance that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.
RESULTS OF OPERATIONS
Executive Summary
The following discussion and analysis of the financial condition and results of operations of MediaCo Holding Inc. and its consolidated subsidiaries should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere herein.
The key developments in our business for the year ended December 31, 2025 are summarized below:
•On May 1, 2025, Estrella Media, Inc. exercised its Put Right, and MediaCo acquired 100% of the equity interests of Estrella and certain of its subsidiaries. As a result of this transaction, Estrella became a wholly owned subsidiary of the Company and has been fully consolidated since that date.
•Net Revenue of $133.3 million increased $37.8 million, or 40%, during 2025 compared to Net Revenue of $95.6 million in 2024.
•Digital and streaming initiatives saw meaningful growth, with revenue from digital platforms increasing 181% year-over-year, supported by expanded over-the-top distribution and social monetization.
•Operating loss of $24.8 million decreased $3.4 million, or 12%, during 2025 compared to Operating loss of $28.2 million in 2024.
•Net loss of $66.2 million increased $64.9 million, or 4986%, during 2025 compared to Net loss of $1.3 million in 2024.
•Cash flows provided by operating activities of $2.0 million increased $21.8 million, or 110%, during 2025 compared to 2024.
•Adjusted EBITDA for 2025 was $7.3 million, an increase of $8.9 million or 558%, during 2025 compared to an Adjusted EBITDA loss of $1.6 million in 2024.

•Integration of Estrella operations progressed in line with expectations, with initial cost synergies realized in the second half of 2024 and further efficiencies in 2025.

Consolidated Operating Data
The following table sets forth a summary of the Company’s components of operating expense as a percentage of net revenue for the years ended December 31,:

	2025		2024
(Dollars in thousands)	Amount	%	Amount	%
NET REVENUES	$133,336	100	$95,571	100
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	143,825	108	106,650	112
Corporate expenses	7,288	5	11,859	12
Depreciation and amortization	6,843	5	5,258	6
Loss on disposal of assets	144	—	10	—
Total operating expenses	158,100		123,777
OPERATING LOSS	$(24,764)		$(28,206)

Year ended December 31, 2025 compared to year ended December 31, 2024

	Year ended December 31,		Change
(Dollars in thousands)	2025	2024	$	%
NET REVENUES	$133,336	$95,571	37,765	40
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	143,825	106,650	37,175	35
Corporate expenses	7,288	11,859	(4,571)	(39)
Depreciation and amortization	6,843	5,258	1,585	30
Loss on disposal of assets	144	10	134	1,340
Total operating expenses	158,100	123,777	34,323	28
OPERATING LOSS	(24,764)	(28,206)	3,442	(12)
OTHER INCOME (EXPENSE):
Interest expense, net	(15,495)	(11,137)	(4,358)	39
Change in fair value of warrant shares liability	(5,923)	38,360	(44,283)	N/A
Impairment of goodwill and intangibles	(23,099)	—	(23,099)	N/A
Other income	3,953	1	3,952	395,152
Total other (expense) income	(40,564)	27,224	(67,788)	(249)
LOSS BEFORE INCOME TAXES	(65,328)	(982)	(64,346)	6,553
PROVISION FOR INCOME TAXES	895	320	575	180
NET LOSS	$(66,223)	$(1,302)	(64,921)	4,986
Net revenues:
Net revenues increased during the year ended December 31, 2025 primarily due to the new assets acquired in the Audio and Video segments as part of the Estrella Acquisition in April 2024 and due to increased Digital revenue.
Operating expenses excluding depreciation and amortization expense:
Operating expenses excluding depreciation and amortization expense increased during the year ended December 31, 2025. The increase was primarily driven by approximately $3.0 million in operating expenses related to the full-year impact of the Estrella Acquisition, a $28.8 million rise in digital platform costs associated with growth in digital revenue, $3.6 million in higher production costs, $2.2 million in professional services, $1.6 million in rent, $1.1 million in music licensing fees, and $1.5 million in other costs. These increases were partially offset by decreases of $1.8 million in employee-related expenses and $2.8 million in advertising and promotional spending.

Corporate expenses:
The decrease in corporate expenses for the year ended December 31, 2025 was primarily due to lower professional service fees driven by work related to the Estrella Acquisition in the prior year, partially offset by onetime nonrecurring fees.
Depreciation and amortization:
Depreciation and amortization expense increased during the year ended December 31, 2025 primarily related to the Estrella Acquisition. Depreciation and amortization expenses excluding expenses related to the Estrella Acquisition, remained relatively flat due to certain assets becoming fully depreciated in the prior year offset by new assets placed into service in 2025.
Loss on disposal of assets:
The increase in loss on disposal of assets for year ended December 31, 2025 primarily due to the disposal of certain fixed assets, while there were minimal disposals in 2024.
Operating loss:
See “Net revenues,” “Operating expenses excluding depreciation and amortization,” “Corporate expenses,” “Depreciation and amortization,” and “Loss on disposal of assets” above.
Interest expense, net:
Interest expense increased during the year ended December 31, 2025 due to the additional long-term debt related to the Estrella Acquisition, partially offset by decreases in interest rates.
Change in fair value of warrant shares liability:
The fair value of the warrant shares liability decreased during 2025, primarily due to the decline in MediaCo’s share price from $1.14 at December 31, 2024 to $1.35 as of the September 5, 2025 exercise date.
For the year ended December 31, 2024, the change in fair value of the warrant shares liability primarily reflected the decrease in MediaCo’s share price from $2.50 at initial recognition to $1.14.
Impairment of Goodwill and Intangibles:
The increase in impairment of goodwill and intangible assets during the period was primarily driven by a $19.9 million impairment charge related to audio goodwill, as well as a $3.2 million impairment associated with FCC licenses. These charges reflect changes in the underlying fair value assumptions of the respective reporting units and intangible assets.

Other income:
Other income increased during the year ended December 31, 2025 compared to the prior year primarily because of a one-time employee retention tax credit received, income from managed services agreements where the Company is providing accounting and other services, and subleasing income from one of our facilities which began in the first quarter of 2025.
Provision for income taxes:
Provision for income taxes increased during the year ended December 31, 2025 compared to the prior year primarily due to the recording of interest and penalties on an uncertain tax position. The tax effect of the uncertain tax position was not recorded in income tax expense, but instead lowered equity under the clawback provisions. See Note 14 — Income Taxes in our consolidated financial statements included elsewhere in this report for additional details.
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

Performance by Business Segment
Audio Segment
The Company’s Audio Segment includes the Estrella MediaCo radio, digital and events operations as well as two New York radio stations that predate the Estrella Acquisition. Revenue, Operating expenses and Segment Operating Loss for our Audio Segment were as follows:

	Audio Segment
(Dollars in thousands)	2025	2024
Net Revenues	$54,746	$57,534
Segment Operating Expenses	59,441	59,009
Segment Operating Loss	$(4,694)	$(1,475)
Revenue from our Audio Segment decreased $2.8 million compared to 2024, primarily driven by a $2.4 million decline in Events and Sponsorship revenue and a $2.0 million decrease in Other revenue. These declines were partially offset by an increase in Spot revenue resulting from a full year of revenue contribution from the Estrella Acquisition.
Operating expenses from our Audio Segment remained flat, as radio-related costs are largely fixed or semi-variable in the near term and require time to adjust in response to revenue fluctuations.
Video Segment
The Company’s Video Segment includes the results of EstrellaTV network and all of the Estrella MediaCo television operations, including digital. Revenue, Operating expenses and Segment Operating Loss for our Video Segment were as follows:

	Video Segment
(Dollars in thousands)	2025	2024
Net Revenues	$78,590	$38,037
Segment Operating Expenses	91,371	52,909
Segment Operating Loss	$(12,781)	$(14,872)
All Revenue and Operating expenses from our Video Segment for the years ended December 31, 2025 and December 31, 2024 were due to the Estrella Acquisition. The increase in revenue and expenses is due to a full year of activity as of December 31, 2025, compared to activity only from the acquisition date through December 31, 2024. Revenue increased by $2.0 million due to a full year of Estrella operations and by $38.5 million from higher digital revenue. Expenses increased by $28.8 million in digital content costs driven by growth in digital revenue, as well as the impact of a full year of Estrella Acquisition-related expenses and increased spending on streaming video content.
Corporate and other
Operating expenses related to Corporate and other decreased to $7.3 million for the year ended December 31, 2025 compared to $11.9 million for the year ended December 31, 2024 primarily due to lower professional service fees driven by work related to the Estrella Acquisition in the prior year, partially offset by onetime nonrecurring fees.

Non-GAAP Financial Measures
Reconciliation of Net Loss to Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure used by management to evaluate the operational performance of the Company’s businesses and to assist in the evaluation of underlying trends. Adjusted EBITDA is defined as net loss adjusted to exclude restructuring expenses, business combination transaction costs, unusual or non-recurring expenditures, non-cash items and non-cash compensation included within operating expenses, as well as depreciation and amortization, loss on disposal of assets, change in fair value of warrant shares liability and other income, as presented in the Company’s Consolidated Statements of Operations. Alternatively, Adjusted EBITDA may be calculated as net loss adjusted to exclude provision for income taxes, interest expense, net, depreciation and amortization, loss on disposal of assets, change in fair value of warrant shares liability, other income and other adjustments.
Management uses Adjusted EBITDA, along with operating income (loss), as a key measure to evaluate performance. It is one of the primary metrics used for planning and forecasting future periods, assessing operating performance, allocating resources, determining certain elements of executive compensation, and evaluating potential acquisition targets.
Management believes that presenting Adjusted EBITDA provides investors with additional insight into the Company’s operating performance and improves comparability with other companies that may have different capital structures, tax positions, or financing arrangements. Adjusted EBITDA is also a commonly used metric among investors, analysts, and other market participants for valuation purposes.
Adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, operating loss, net loss or any other measure calculated in accordance with GAAP. The Company’s definition of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Because Adjusted EBITDA excludes certain items that affect operating loss and net loss, it should not be considered as an indication of the Company’s ability to generate cash flows sufficient to fund its liquidity needs. Users of this measure should carefully consider the nature of the adjustments included in the calculation.

	Year ended December 31,
(Dollars in thousands)	2025	2024
Net Loss	$(66,223)	$(1,302)
Provision for income taxes	895	320
Interest expense, net	15,495	11,137
Depreciation and amortization	6,843	5,258
Loss on disposal of assets	144	10
Change in fair value of warrant shares liability	5,923	(38,360)
Impairment of goodwill and intangibles	23,099	—
Other income	(3,953)	(1)
Acquisition, integration and synergy services	12,246	11,031
Mergers and acquisitions transaction costs	2,816	6,038
Office exit facility consolidation	920	530
Expansion related costs	4,254	—
Other non-cash adjustments (1)	4,807	3,752
Adjusted EBITDA	$7,266	$(1,587)

(1) Other non-cash adjustments include compensation adjustments, non-cash rent charges and other non-cash expenses.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flows generated from operations. Our primary uses of capital have been, and are expected to continue to be, capital expenditures, working capital requirements, and strategic acquisitions. As of December 31, 2025, the Company’s liquidity position is constrained by its working capital deficit and upcoming debt maturities. While management is actively implementing plans to improve liquidity, including enhancing operating performance, managing working capital, and pursuing refinancing and additional capital, there can be no assurance that these efforts will be successful.
As of December 31, 2025, the Company had cash, cash equivalents and restricted cash of $7.1 million and negative working capital of $49.0 million. At December 31, 2024, the Company had cash, cash equivalents and restricted cash of $6.9 million and negative working capital of $18.0 million. The increase in negative working capital was driven by the cancellation of certain programming rights contracts reducing the current portion of programming rights as well as increased accounts payable and accrued expenses, partially offset by increased accounts receivable.
Despite net losses, management continues to actively manage liquidity through close monitoring of working capital and disciplined cash management practices. These efforts include extending payment terms with vendor partners, enhancing collection efforts to accelerate cash inflows, and maintaining a focus on expense control. As a result of these actions, the Company has reduced its cash burn during the period.
Additionally, regarding the $5.0 million Delayed Draw Term Loans due May 2026 and the $5.0 million Delayed Draw Term Loan due July 2026, the Company intends to refinance on a long term basis, pay down using cash flow from operations, or receive additional investments. Subsequent to year-end, the Company obtained an amendment that extended the maturity of $5.0 million of debt previously due in May 2026 to July 2026. As part of its business strategy, the Company continually evaluates potential acquisitions of businesses it believes hold promise for long-term appreciation and that can leverage our strengths. While any such acquisitions could impact our liquidity position, management is committed to maintaining appropriate liquidity levels and managing cash resources prudently as the business grows.
In addition to its short-term liquidity constraints, the Company expects to have ongoing cash requirements beyond the next twelve months. These longer-term liquidity needs relate primarily to capital expenditures required to maintain and upgrade broadcasting and digital infrastructure, contractual commitments for content and programming, and potential strategic investments or acquisitions that support long-term growth. The Company may seek to fund these longer-term requirements through a combination of cash flows from operations, existing cash and cash equivalents, and access to external financing sources, including potential borrowings under existing or future credit facilities or other capital-raising alternatives. However, given the Company’s current liquidity position and the conditions described above, there can be no assurance that sufficient cash flows will be generated or that external financing will be available on acceptable terms, or at all.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Based on current operating plans and assumptions, management is pursuing various initiatives to improve the Company’s liquidity position, including enhancing operating performance, managing working capital, refinancing existing debt, and raising additional capital. However, these plans are subject to inherent risks and uncertainties, and there can be no assurance that they will be successfully implemented or will generate sufficient liquidity to meet the Company’s obligations as they become due. Accordingly, substantial doubt about the Company’s ability to continue as a going concern remains. Subsequent to year-end, the Company entered into amendments to its First Lien Credit Agreement and Second Lien Credit Agreement that waived certain covenant requirements. As of December 31, 2025, the Company was in compliance with all applicable financial covenants. Future liquidity and capital requirements will depend on a number of factors, including operating performance, macroeconomic conditions, changes in working capital, and the timing and extent of discretionary investments. The Company will continue to evaluate its liquidity position and capital structure and may adjust its financing strategy as conditions warrant.

Cash Flow
Operating Activities
Cash flows provided in operating activities was $2.0 million for the year ended December 31, 2025 compared to cash used in operating activities of $19.9 million for the year ended December 31, 2024. The increase in cash provided by operating activities was primarily attributable to an increase in accounts payable resulting from extended vendor payment terms, partially offset by improved collections.
Investing Activities
Cash used in investing activities was $0.8 million for the year ended December 31, 2025, primarily attributable to cash paid for various capital projects. Cash used in investing activities of $14.2 million for the year ended December 31, 2024 was primarily attributable to cash paid, net of cash received, for the Estrella Acquisition, as well as capital expenditures related to a digital platform project and our build out of our new space for corporate offices.
Financing Activities
Cash used in financing activities was $1.0 million for the year ended December 31, 2025, primarily attributable to finance lease principal payments and settlement of tax withholding obligations.
Cash provided by financing activities was $33.9 million for the year ended December 31, 2024, primarily attributable to $43.7 million in proceeds from the First Lien Term Loan, partially offset by $7.3 million related to repayment in full of the Emmis Promissory Note, $1.9 million in payments of debt issuance costs, and $0.4 million related to settlement of tax withholding obligations.
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
A significant amount of our long-term debt bears interest at variable rates. Additionally, certain assumptions used within management's estimates are impacted by changes in interest rates. Accordingly, our earnings will be affected by changes in interest rates. As of December 31, 2025, approximately 53% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 100 bps change in floating interest rates, it is estimated that our interest expense for the year ended December 31, 2025 would have changed by $1.4 million.
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
OFF-BALANCE SHEET FINANCINGS AND LIABILITIES
Other than legal contingencies incurred in the normal course of business, and contractual commitments to purchase goods and services, all of which are discussed in Note 13 to the consolidated financial statements, which is incorporated by reference herein, the Company does not have any material off-balance sheet financings or liabilities. The Company does not have any majority-owned or controlled subsidiaries that are not included in the consolidated financial statements, nor does the Company have any interests in or relationships with any “special-purpose entities” that are not reflected in the consolidated financial statements or disclosed in the Notes to consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide this information.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of MediaCo Holding Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of MediaCo Holding Inc. and subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in equity and noncontrolling interests, and cash flows, for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has near-term debt maturities, working capital deficit, and liquidity constraints, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Goodwill — Refer to Notes 1 and 11 to the financial statements
Critical Audit Matter Description
The Company has recorded goodwill associated with its video and audio reporting units. The Company tests goodwill for impairment annually and when events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. During the fourth quarter of 2025 management identified an interim triggering event, prompting a goodwill impairment assessment to be performed as of December 31, 2025. Management estimated the fair value of the reporting units using a combination of the income and market approaches. The income approach requires management to make significant estimates and assumptions, including forecasted revenues, operating margins, and related cash flows, as well as the selected discount rate and long-term growth rate. The market approach requires judgment in selecting peer public companies, valuation multiples, and other industry inputs. Based on their impairment assessment, management concluded that the estimated fair value of the audio reporting unit was less than its carrying value as of December 31, 2025, resulting in an impairment charge.

We identified the goodwill impairment assessment for the video and audio reporting units as a critical audit matter because of the significant estimates and assumptions management utilized in determining the fair value and carrying value of these reporting units. Auditing these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s goodwill impairment assessment included the following, among others:
•We assessed the reasonableness of management's forecasted cash flows by comparing the projections to historical results and certain industry and market trends.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and assumptions including the discount rates, long-term growth rates, and the selection of peer public companies and valuation multiples by:
◦Testing the source information underlying the determination of the valuation assumptions as well as the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and compared those to the valuation assumptions selected by management.
•We tested the determination of the carrying value for the video and audio reporting units.
Valuation of Indefinite-Lived Intangible Assets (FCC Licenses) — Refer to Notes 1 and 11 to the financial statements
Critical Audit Matter Description
The Company has indefinite-lived intangible assets related to its FCC broadcasting licenses and performs an impairment assessment at least annually or more frequently if events or circumstances indicate that an asset may be impaired. The Company performed its annual impairment assessment as of October 1, 2025, by performing a quantitative analysis that compared the estimated fair value of each FCC license to its carrying amount. Based on their impairment assessment, management concluded that the estimated fair value of certain FCC broadcasting licenses were less than their carrying values as of December 31, 2025, resulting in an impairment charge.
Management estimated the fair value of the FCC licenses using a combination of the income and market approaches. The income approach requires management to make significant estimates and assumptions, including forecasted broadcast revenues, operating margins, and related cash flows, as well as the selected discount rate and long-term growth rate. The market approach requires judgment in selecting sales of similar broadcast stations and audience populations.
We identified the impairment assessment for the FCC broadcasting licenses as a critical audit matter because of the significant estimates and assumptions management utilized in determining the fair value of these licenses. Auditing these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the impairment assessment for the FCC broadcasting licenses included the following, among others:
•We assessed the reasonableness of management's forecasted broadcast cash flows by comparing the projections to certain industry and market trends.
•We assessed the reasonableness of the audience population used in the market approach by comparing the inputs to external data.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and assumptions including the discount rates, long-term growth rates, and the selection of sales of similar broadcast stations by:
◦Testing the source information underlying the determination of the valuation assumptions as well as the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and compared those to the valuation assumptions selected by management.
Uncertain Tax Position — Refer to Notes 1, 14, and 15 to the financial statements
Critical Audit Matter Description
The Company recognizes tax positions taken or expected to be taken within its tax return if those positions are determined to be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement, with an uncertain tax position liability recorded for the remainder. During 2025, management recorded an increase to the liability for uncertain tax positions, reflecting uncertainty in the recognition and measurement of additional tax obligations arising from a tax position taken in the prior year, with an offsetting reduction to equity. The uncertain tax position relates to the Estrella asset purchase agreement and subsequent equity purchase agreement entered into in May 2025 that modified the structure and terms of the original Estrella asset purchase agreement.

We identified the uncertain tax position as a critical audit matter due to the complexity of the transaction and significant judgment required of management in evaluating the technical merits and measurement of the tax position. Auditing the tax position required a high degree of subjective auditor judgment and an increased extent of effort, including the use of our tax specialists, to evaluate the related audit evidence and technical tax considerations.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertain tax position included the following, among others:
•Obtained and reviewed the original Estrella asset purchase agreement, subsequent equity purchase agreement, and other relevant documents.
•Obtained an understanding of management’s analysis and key judgments used to determine the income tax payable estimate and the related uncertain tax position under the applicable accounting guidance.
•With the assistance of our tax specialists, we:
◦Inspected relevant provisions of the original Estrella asset purchase agreement and the subsequent equity purchase agreement to understand terms affecting the uncertain tax position, including contractual definitions and settlement mechanics.
◦Evaluated the reasonableness of management’s significant assumptions and judgments, including the technical tax positions taken, interpretation of relevant tax law, and recognition of the uncertain tax position.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
March 31, 2026

We have served as the Company’s auditor since 2025.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MediaCo Holding Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of MediaCo Holding Inc. and Subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations, changes in equity and noncontrolling interests, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP (PCAOB ID 42)

We served as the Company’s auditor from 2019 to 2025.

Indianapolis, Indiana
April 15, 2025

MEDIACO HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share amounts)	2025	2024
NET REVENUES	$133,336	$95,571
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization expense	143,825	106,650
Corporate expenses	7,288	11,859
Depreciation and amortization	6,843	5,258
Loss on disposal of assets	144	10
Total operating expenses	158,100	123,777
OPERATING LOSS	(24,764)	(28,206)
OTHER INCOME (EXPENSE):
Interest expense, net	(15,495)	(11,137)
Change in fair value of warrant shares liability	(5,923)	38,360
Impairment of goodwill and intangibles	(23,099)	—
Other income, net	3,953	1
Total other income (expense)	(40,564)	27,224
LOSS BEFORE INCOME TAXES	(65,328)	(982)
PROVISION FOR INCOME TAXES	895	320
NET LOSS	(66,223)	(1,302)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	475	2,773
PREFERRED STOCK DIVIDENDS	—	851
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(66,698)	$(4,926)

Net loss per share attributable to common shareholders - basic and diluted:	$(0.84)	$(0.08)

Weighted average common shares outstanding:
Basic	79,392	59,819
Diluted	79,392	59,819
The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	DECEMBER 31, 2025	DECEMBER 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,109	$4,443
Accounts receivable, net of allowance for credit losses of $1,671 and $1,079, respectively	33,326	30,745
Current programming rights	655	2,781
Prepaid expenses and other current assets	2,556	1,307
Assets held for sale	427	—
Total current assets	42,073	39,276
NONCURRENT ASSETS:
Property and equipment, net	17,639	20,349
Goodwill	8,403	28,338
Intangible assets, net	172,718	178,889
Operating lease right of use assets	45,830	48,067
Other noncurrent assets	4,395	10,582
Total assets	$291,058	$325,501

The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (CONTINUED)

(in thousands, except share data)	DECEMBER 31, 2025	DECEMBER 31, 2024
LIABILITIES AND EQUITY AND NONCONTROLLING INTERESTS
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$51,728	$35,425
Current maturities of long-term debt	10,000	—
Accrued salaries and commissions	5,337	1,010
Deferred revenue	9,598	10,921
Operating lease liabilities	6,746	6,401
Other current liabilities	2,683	1,511
Income taxes payable	4,972	2,023
Total current liabilities	91,065	57,291
LONG-TERM DEBT, NET OF CURRENT PORTION	63,284	70,172
WARRANT SHARES	—	32,155
SERIES B PREFERRED STOCK	41,320	35,553
OPERATING LEASE LIABILITIES, NET OF CURRENT	36,007	37,634
UNRECOGNIZED TAX LIABILITY	8,386	455
OTHER NONCURRENT LIABILITIES	4,683	9,720
Total liabilities	244,744	242,980
COMMITMENTS AND CONTINGENCIES (NOTE 13)
EQUITY:
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 76,307,330 shares and 41,274,103 shares at December 31, 2025 and 2024, respectively	763	413
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 5,413,197 shares at December 31, 2025 and 2024	54	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	140,269	89,726
Accumulated deficit	(94,772)	(28,074)
Total equity	46,314	62,119
Noncontrolling interests	—	20,402
Total equity and noncontrolling interests	46,314	82,521
Total liabilities and equity and noncontrolling interests	$291,058	$325,501
The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Class A Common Stock		Class B Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Noncontrolling Interests	Total
BALANCE, DECEMBER 31, 2023	20,741,865	$210	5,413,197	$54	$60,294	$(23,148)	$—	$37,410
Net (loss) income	—	—	—	—	—	(4,075)	2,773	(1,302)
Sale of class A common shares	62,441	1	—	—	70	—	—	71
Stock-based compensation expense	—	—	—	—	328	—	—	328
Issuance (retirement) of class A to employees, officers and directors, net of withholdings	(252,768)	(5)	—	—	(356)	—	—	(361)
Noncontrolling interest resulting from Estrella transaction	—	—	—	—	—	—	17,629	17,629
Conversion of preferred series A shares	20,733,869	207	—	—	29,397	—	—	29,604
Repurchase of class A common shares	(11,304)	—	—	—	(7)	—	—	(7)
Preferred stock dividends, $14.18 per share	—	—	—	—	—	(851)	—	(851)
BALANCE, DECEMBER 31, 2024	41,274,103	$413	5,413,197	$54	$89,726	$(28,074)	$20,402	$82,521
Net (loss) income	—	—	—	—	—	(66,698)	475	(66,223)
Sale of class A common shares	7,240	—	—	—	8	—	—	8
Stock-based compensation expense	—	—	—	—	15	—	—	15
Issuance (retirement) of class A to employees, officers and directors, net of withholdings	(231,489)	(3)	—	—	(152)	—	—	(155)
Noncontrolling interest resulting from Estrella transaction	7,051,538	71	—	—	20,806	—	(20,877)	—
Equity Clawback (Note 15)	—	—	—	—	(7,930)	—	—	(7,930)
Issuance of common stock upon warrant exercise	28,205,938	282	—	—	37,796	—	—	38,078
BALANCE, DECEMBER 31, 2025	76,307,330	$763	5,413,197	$54	$140,269	$(94,772)	$—	$46,314
The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACO HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2025	2024
OPERATING ACTIVITIES:
Consolidated net loss	$(66,223)	$(1,302)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,843	5,258
Amortization of debt discount	776	355
Amortization of fair value debt adjustments	2,450	1,288
Impairment loss on goodwill and intangible Assets	23,099	—
Noncash change in warrant shares	5,923	(38,360)
Noncash interest expense	5,799	4,601
Noncash lease expense	2,651	1,119
Provision for bad debts	2,499	683
Provision for deferred income taxes	158	160
Other noncash items	164	330
Changes in assets and liabilities:
Accounts receivable	(5,079)	(8,422)
Prepaid expenses and other current assets	1,278	4,099
Other assets	4,919	2,401
Accounts payable and accrued liabilities	20,442	7,498
Deferred revenue	(1,446)	821
Operating lease liabilities	(1,696)	320
Income taxes	1,710	(39)
Other liabilities	(2,296)	(672)
Net cash provided by (used in) operating activities	1,970	(19,862)
INVESTING ACTIVITIES:
Purchases of property and equipment	(774)	(1,113)
Purchases of internally-created software	—	(150)
Cash paid in acquisitions, net of cash acquired	—	(13,015)
Proceeds from sale of property and equipment	—	100
Net cash used in investing activities	(774)	(14,178)
FINANCING ACTIVITIES:
Payments on long-term debt	—	(7,318)
Proceeds from long-term debt	—	43,650
Proceeds of class A common stock issuances	8	71
Repurchases of class A common stock	—	(7)
Payments for debt related costs	(400)	(1,868)
Finance lease principal payments	(488)	(267)
Settlement of tax withholding obligations	(154)	(359)
Net cash (used in) provided by financing activities	(1,034)	33,902
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	162	(138)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	6,933	7,071
End of period	$7,095	$6,933
SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$6,056	$4,112
Noncash investing transactions:
Noncash deferred revenue for capital expenditures	123	—
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
On April 17, 2024, MediaCo Holding Inc. and its wholly-owned subsidiary MediaCo Operations LLC, a Delaware limited liability company (“Purchaser”), entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Estrella Broadcasting, Inc., a Delaware corporation (“Estrella”), and SLF LBI Aggregator, LLC, a Delaware limited liability company (“Aggregator”) and affiliate of HPS Investment Partners, LLC (“HPS”), pursuant to which Purchaser purchased substantially all of the assets of Estrella and its subsidiaries (other than certain broadcast assets owned by Estrella and its subsidiaries (the “Estrella Broadcast Assets”)) (the “Purchased Assets”), and assumed substantially all of the liabilities (the “Assumed Liabilities”) of Estrella and its subsidiaries (such transactions, collectively, the “Estrella Acquisition”). MediaCo Operations LLC operates the Purchased Assets under the trade name Estrella MediaCo. Subsequently, on May 1, 2025, the parties entered into an equity purchase agreement that modified the structure and certain terms of the original Asset Purchase Agreement. On May 1, 2025, the Put Right was exercised by Estrella Media, Inc. and MediaCo acquired 100% of the equity interests of Estrella and certain subsidiaries of Estrella. As a result of the exercise of the Put Right, Estrella became a wholly owned subsidiary of the Company.
Our assets consist of two radio stations located in New York City, WQHT(FM) and WBLS(FM) (the “Stations”), which serve the New York City demographic market area that primarily target Black, Hispanic, and multi-cultural consumers and as a result of the Estrella Acquisition, Estrella’s network, content, digital, and commercial operations, including network affiliation and program supply agreements with Estrella for its eleven radio stations serving Los Angeles, CA, Houston, TX, and Dallas, TX and nine television stations serving Los Angeles, CA, Houston, TX, Denver, CO, New York, NY, Chicago, IL and Miami, FL. Among the Estrella brands that joined MediaCo are the EstrellaTV network, its influential linear and digital video content business, Estrella’s expansive digital channels, including its eight free ad-supported television (“FAST”) channels - EstrellaTV, Estrella News, Cine EstrellaTV, Estrella Games, EstrellaTV Mexico, Curiosity Explora, Curiosity Motores, and Curiosity Animales. See Note 3 — Business Combinations in our consolidated financial statements included elsewhere in this report for additional information on the Estrella Acquisition. We derive our revenues primarily from radio, television and digital advertising sales, but we also generate revenues from events, including sponsorships and ticket sales, licensing, and syndication.
Unless the context otherwise requires, references to “we”, “us” and “our” refer to MediaCo, and its subsidiaries and the former Estrella VIE (as defined below), collectively.
Basis of Presentation and Consolidation
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring adjustments) have been included.
Prior to May 1, 2025 the Company determined that the Estrella entities holding the Estrella Broadcast Assets (the “Estrella VIE”) are a VIE in which the Company holds a controlling financial interest. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) paragraph 810-10-25-38A and paragraph 810-10-25-38B, a reporting entity (in this case, the Company) is deemed to have a controlling financial interest in a VIE if it has both of the following characteristics:
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
On September 8, 2025 the warrant issued in connection with the Company’s acquisition of certain assets of Estrella and its subsidiaries was exercised in exchange for 28,205,938 shares of MediaCo Class A Common Stock, par value $0.01 per share.
Going Concern
The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
As of December 31, 2025, the Company had near-term debt maturities, working capital deficit, and liquidity constraints. Management evaluated these conditions in accordance with applicable accounting guidance and determined that, absent the successful execution of management’s plans, they raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.
Management has concluded that our ability to continue as a going concern is dependent on our ability to execute our business plan and / or implement other strategic options. Management is prepared to implement additional cost cutting measures, as necessary, and intends to seek refinancing and to raise additional capital to meet its debt service and working capital obligations, if needed. However, while the Company has been successful in obtaining additional liquidity in the past, no assurances can be made that the Company will receive such liquidity in the future, or that the other actions described above will alleviate substantial doubt about our ability to continue as a going concern.
The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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
Allowance for Credit Losses
An allowance for credit losses is recorded based on management’s judgment of the collectability of trade receivables. When assessing the collectability of receivables, management considers, among other things, customer type (agency versus non-agency), historical loss experience, existing and expected future economic conditions and aging category. Amounts are written off after all normal collection efforts have been exhausted. The activity in the allowance for credit losses for the years ended December 31, 2025 and 2024, was as follows:

	Balance At Beginning Of Period	Additions related to Estrella Acquisition	Change in Provision	Write Offs	Balance At End Of Period
Year ended December 31, 2024	$353	$292	$683	$(249)	$1,079
Year ended December 31, 2025	$1,079	$—	$2,499	$(1,907)	$1,671

Cash, Cash Equivalents and Restricted Cash
MediaCo considers time deposits, money market fund shares and all highly liquid debt investment instruments with original maturities of three months or less to be cash equivalents. At times, such deposits may be in excess of FDIC insurance limits.
The following table reconciles cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets to the total amount presented in the consolidation statements of cash flows:

	Year ended December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$5,109	$4,443
Restricted cash included in deposits and other noncurrent assets	1,986	2,490
Total cash, cash equivalents, and restricted cash presented on the consolidated statement of cash flows	$7,095	$6,933
Restricted cash as of December 31, 2025 and 2024 includes amounts held as collateral for a letter of credit entered into in connection with the lease in New York City for our radio operations and corporate offices, which expires in October 2039. The December 31, 2024 restricted cash amount also included amounts held in a collateral account related to merchant banking for the Company’s purchase card program and for an office lease security deposit.
Assets Held for Sale
The Company classifies assets as held for sale when a sale is probable, is expected to be completed within one year, and the asset group meets all of the accounting criteria to be classified as held for sale. The assets and liabilities of a disposal group classified as held for sale are presented separately in the asset and liability sections, respectively, of the consolidated balance sheets. The Company ceases recording depreciation and amortization of the long-lived assets included in the sale upon classification as held for sale. Gains or losses associated with the disposal of assets held for sale are recorded within operating expenses.
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
Fair Value Measurements
Fair value is the exchange price to sell an asset or transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company uses market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs may be readily observable, corroborated by market data, or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. (see Note 11 for additional information). The Company’s Warrant Shares (as defined in Note 3) were classified as a liability for which the fair value was measured on a recurring basis using Level 1 inputs (see Note 7 for additional information). We have no assets or liabilities for which fair value is measured on a recurring basis using Level 3 inputs.
The Company has certain assets that are measured at fair value on a non-recurring basis including those described in Note 11, Intangible Assets and Goodwill, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 8 for additional information).
The Company’s long-term debt is not actively traded and is considered a Level 3 measurement. The Company believes the current carrying value of its long-term debt approximates its fair value as it is variable rate debt.
Long-Lived Tangible Assets
The Company periodically considers whether indicators of impairment of definite-lived long-lived tangible assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the asset group is less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals and other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the asset’s carrying value is greater than the fair value. The fair value of the asset then becomes the asset’s new carrying value, which the Company depreciates or amortizes over the remaining estimated useful life of the asset.
Intangible Assets
Goodwill and Indefinite-lived Intangibles
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and radio and TV broadcasting licenses are not amortized, but are tested at least annually for impairment. Goodwill is tested at the reporting unit level, while radio and TV broadcasting licenses, which are classified as indefinite-lived intangible assets, are tested for impairment at the individual license level, which generally corresponds to a station or market. We test for impairment annually, on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. See Note 11 — Intangible Assets and Goodwill, for more discussion of our annual impairment tests performed during the years ended December 31, 2025 and 2024.
Definite-lived Intangibles
The Company’s definite-lived intangible assets consist of software developed internally, customer relationships and programming agreements related to our radio business. These assets are amortized over the period of time the intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows. In addition, these definite-lived intangible assets are evaluated for impairment on an interim basis to identify any potential triggering events that would require the Company to perform an impairment test.
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
Production Costs
MediaCo capitalizes costs for owned television content, including direct costs, production overhead and development costs. Amortization for content predominantly monetized with other owned or licensed content is recorded based on estimated usage. In determining the method of amortization and estimated life, we generally use the method and the life that most closely follow the individual film forecast computation method, in accordance with ASC 926, Entertainment - Films. Production costs expected to be amortized to expense in the following 12-month period are classified as current assets. Amortization expense was $1.5 million and $0.0 million, respectively, as of December 31, 2025 and 2024, which is included in operating expenses.
Advertising Costs
Advertising costs are expensed when incurred. Advertising expenses were $0.6 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively.

Deferred Revenue and Barter Transactions
Deferred revenue includes makegood liability, deferred barter, customer prepayments and other transactions in which payments are received prior to the performance of services (e.g., cash-in-advance advertising). Certain network sales contracts include a guaranteed number of impressions. If the guarantee is not met the Company is obligated to provide additional spots at no charge until the guaranteed number of impressions is met, referred to as a makegood liability. The liability for each contract is calculated by determining the cost per guarantee per the original contract, multiplied by the number of deficiency units. As of December 31, 2025 and 2024, the makegood liability includes amounts assumed in the Estrella Acquisition, as well as new obligations arising from network sales contracts associated with these network sales arrangements. The related balance was $7.7 million and $9.2 million, respectively, and is expected to be recognized at various times, but not anticipated to exceed 4 years. Barter transactions are recorded at the estimated fair value of the product or service received. Revenue from barter transactions is recognized when commercials are broadcast. The appropriate expense or asset is recognized when merchandise or services are used or received. The makegood liability account activity, barter revenue and barter expense transactions for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
Beginning Makegood Liability Balance	$9,221	$—
Assumed Makegood Liability from Estrella Acquisition	—	8,077
Makegood Revenue Recognized	3,741	1,746
New Makegood Obligations	2,171	2,890
Ending Makegood Liability Balance	$7,651	$9,221

Barter Revenue	2,000	2,627
Barter Expenses	1,799	2,668
Earnings Per Share
Our basic and diluted net loss per share is computed using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses. Shares of our Series A Convertible Preferred Stock, $0.01 par value (the “Series A preferred stock” or the “Series A preferred shares”) included rights to participate in dividends and distributions to common shareholders on an if-converted basis, and accordingly were considered participating securities until April 2024, when all outstanding shares of Series A preferred stock were converted in accordance with their terms into 20.7 million shares of MediaCo’s Class A common stock, par value $0.01 per share (the “Class A common stock”). Warrant Shares (as defined in Note 3) have the right to participate in distributions on Class A common stock on an as-exercised basis, and accordingly are considered participating securities. During periods of undistributed losses, however, no effect was given to our participating securities since they are not contractually obligated to share in the losses. We have elected to determine the earnings allocation based on net income (loss). For periods with a net loss, all potentially dilutive items were anti-dilutive and thus basic and diluted weighted-average shares are the same. The following is a reconciliation of basic and diluted net income (loss) per share attributable to Class A and Class B common shareholders:

	Year Ended December 31,
	2025	2024
Numerator:
Net Loss	$(66,223)	$(1,302)
Less: Net income attributable to noncontrolling interests	(475)	(2,773)
Less: Preferred stock dividends	—	(851)
Net loss attributable to common shareholders for basic and diluted earnings per share	$(66,698)	$(4,926)

Denominator:
Weighted-average shares of common stock outstanding — basic and diluted	79,392	59,819

Earnings per share of common stock attributable to common shareholders:
Net loss per share attributable to common shareholders - basic and diluted:	$(0.84)	$(0.08)

For the years ended December 31, 2025 and 2024, we repurchased under a share repurchase plan zero and 11,304 shares of Class A common stock for zero and an immaterial amount.
The following convertible equity shares and restricted stock awards were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

	Year Ended December 31,
(in thousands)	2025	2024
Convertible Emmis promissory note	$—	$8,865
Option agreement shares	—	4,971
Series A convertible preferred stock	—	12,251
Restricted stock awards	448	842
Total anti-dilutive shares	$448	$26,929
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
We periodically assess our tax exposures related to periods that are open to examination. Based on the latest available information, we evaluate our tax positions to determine whether the position will more-likely-than-not be sustained upon examination by the Internal Revenue Service or other taxing authorities. If we cannot reach a more-likely-than-not determination, no benefit is recorded. If we determine that the tax position is more-likely-than-not to be sustained, we record the largest amount of benefit that is more-likely-than-not to be realized when the tax position is settled. We record interest and penalties related to income taxes as a component of income tax expense on our consolidated statements of earnings.
Recent Accounting Pronouncements Implemented
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures by enhancing information about how an entity’s operations and related tax risks and its tax planning and operation opportunities affect its tax rate and prospects for future cash flows. We adopted this ASU 2023-09 during fiscal year 2025 using the prospective method of adoption. As a result, we have enhanced our income tax disclosures. The adoption of this ASU affects only our disclosures, with no impacts to our financial condition and results of operations.
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
In July 2025, the FASB issued ASU 2025‑05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendment provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions. Under the expedient, an entity may assume that current conditions at the balance‑sheet date remain constant over the remaining life of these assets, simplifying the application of the current expected credit loss model. ASU 2025‑05 is effective for annual periods beginning after December 15, 2025, and is to be applied on a prospective basis. Early adoption is permitted. The Company is evaluating whether to elect the practical expedient; however, based on the short‑term nature of its advertising receivables and historical collection patterns, the Company does not expect adoption of this guidance to have a material impact on its consolidated financial statements.

2. COMMON STOCK
MediaCo has authorized Class A common stock, Class B common stock, and Class C common stock. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. All Class B common stock outstanding is owned by SG Broadcasting LLC (“SG Broadcasting”). At December 31, 2025 and December 31, 2024, no shares of Class C common stock were issued or outstanding.
On December 16, 2022, our Board approved a stock repurchase plan (the “Repurchase Plan”), to repurchase from time to time, in the open market or through privately negotiated transactions, shares, up to $2.0 million in the aggregate of shares of our Class A common stock. The timing of purchases and the exact number of shares to be purchased depends on market conditions. The Repurchase Plan does not include specific price targets or timetables and may be suspended or terminated at any time. During the years ended December 31, 2025 and 2024, we repurchased under the Repurchase Plan 0 and 11,304 shares of Class A common stock for a zero amount and an immaterial amount, respectively.
On August 20, 2021, MediaCo Holding Inc. entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc.(“B. Riley”), pursuant to which the Company may offer and sell, from time to time through or to B. Riley, as agent or principal, shares of the Company’s Class A Common Stock, $0.01 par value per share, having an aggregate offering price of up to $12.5 million. During the years ended December 31, 2025 and 2024, no stock was sold under this agreement.
On December 12, 2024, the Company entered into an At-The-Market Sales Agreement with BTIG, LLC and Moelis & Company LLC (together, the “Agents”), pursuant to which the Company may offer and sell, from time to time through or to the Agents, as agents, shares of the Company’s Class A Common Stock, $0.01 par value per share, having an aggregate offering price of up to $2.0 million. During the years ended December 31, 2025 and 2024, zero shares and 62,441 shares were sold under this agreement for net proceeds of $0.0 million and $0.1 million, respectively.
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
On April 17, 2024, in connection with the Estrella Acquisition, SG Broadcasting, the holder of shares of Class A common stock and Class B common stock, par value $0.01 per share (“Class B common stock”) representing a majority of the voting power of the shares of MediaCo, entered into a Voting and Support Agreement with MediaCo and Estrella (the “Voting and Support Agreement”), pursuant to which SG Broadcasting agreed to, among other things, and subject to the terms and conditions set forth therein, at any meeting of MediaCo shareholders (including the Shareholders Meeting), or at any adjournment or postponement thereof, vote in favor of the Proposal and against any action or proposal that would reasonably be expected to prevent or materially delay consummation of the Proposal. The Voting Agreement also includes certain customary restrictions on SG Broadcasting’s ability to transfer its shares of MediaCo stock. The Voting Agreement will automatically terminate upon the date on which the Proposal is approved.
Warrant
In connection with the Estrella Acquisition, MediaCo issued a warrant which provides for the purchase of up to 28,206,152 shares of Class A common stock, subject to customary adjustments as set forth in the Warrant, at an exercise price per share of $0.00001. See Note 7 — Long-Term Debt, Warrants, And Series B Preferred Stock for further discussion.
On September 8, 2025 the warrant issued in connection with the Company’s acquisition of certain assets of Estrella and its subsidiaries was exercised in exchange for 28,205,938 shares of MediaCo Class A Common Stock, par value $0.01 per share.
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
Network Affiliation and Supply Agreements
On April 17, 2024, in connection with the Estrella Acquisition, MediaCo entered into a Network Program Supply Agreement (the “Network Program Supply Agreement”) with certain subsidiaries of Estrella that operate radio broadcast stations (the “Radio Stations”). Pursuant to the Network Program Supply Agreement, MediaCo has agreed to license certain programs and other material to the Radio Stations for distribution on the Radio Stations’ broadcast channels. The Network Program Supply Agreement terminated upon the exercise of the Put Right on May 1, 2025.

On April 17, 2024, in connection with the Estrella Acquisition, MediaCo entered into a Network Affiliation Agreement (the “Network Affiliation Agreement”) with certain subsidiaries of Estrella that operate television broadcast stations (the “TV Stations”). Pursuant to the Network Affiliation Agreement, MediaCo has agreed to license certain programs and other material to the TV Stations for distribution on the TV Stations’ broadcast channels. The Network Affiliation Agreement terminated upon the exercise of the Put Right on May 1, 2025.
Purchase Price Allocation
On April 17, 2024, the Company completed the Estrella Acquisition, accounted for under the acquisition method of accounting in accordance with ASC 805. The Company finalized its assessment of the fair values of the assets acquired and liabilities assumed during the measurement period, with adjustments recorded as of December 31, 2024. In accordance with ASC 805-10-25-13, the Company recognized measurement period adjustments to the provisional amounts initially recorded. These measurement period adjustments included changes to the valuation of acquired assets which primarily consisted of a $9.5 million decrease in the fair value of the Estrella Acquisition’s FCC licenses, a $5.6 million decrease in favorable leasehold interests, and a $1.9 million decrease in the Estrella Acquisition’s intangible assets related to customer relationships. These decreases were partially offset by a $1.9 million increase in property and equipment and a $1.1 million increase in other assumed liabilities. Additionally the Company made certain reclassifications of amounts within this disclosure to conform to the year-end presentation in the consolidated balance sheet. In the aggregate, we recorded a net increase of $13.5 million to goodwill for these measurement period adjustments to reflect the final determination of assets acquired and liabilities assumed as shown below. Additionally, the Company recognized additional depreciation and amortization expense of $0.7 million resulting from revised fair values of fixed assets and intangible assets. The Company also recognized $0.6 million less of operating expense related to adjustments to the Company’s leases. These adjustments are reflected in the Company’s consolidated statement of operations for the year ended December 31, 2024.
The following tables summarize the fair value of cash and noncash consideration transferred, assets acquired, and liabilities assumed as of the acquisition date:

Valuation as of April 17, 2024
Cash Consideration	$25,499
Noncash Consideration:
Warrants(1)	70,515
Series B Preferred Stock(2)	31,975
Second Lien Term Loan(2)	26,534
Total Noncash Consideration	129,024
Total Consideration	$154,523
(1)    Represents the fair value of warrants to purchase 28,206,152 shares of Class A common stock issued in the Estrella Transactions valued at the closing price on the day prior to close of $2.50.
(2)    Represents the fair value of the Series B Preferred Stock and Second Lien Term Loan using a required yield of 15.23% and 14.14%, respectively.

Valuation as of April 17, 2024
Cash and cash equivalents	$12,484
Accounts receivable, net of allowance for credit losses of $292	16,330
Prepaid expenses and other current assets	2,962
Current programming rights	3,445
Property and equipment, net	19,826
Intangible assets, net	116,658
Right of use assets	38,632
Goodwill	28,338
Noncurrent programming rights	6,852
Deposits and other	690
Assets acquired	$246,217

Accounts payable and accrued expenses	$25,254
Deferred revenue	9,543
Operating lease liabilities	27,938
Finance lease liabilities	3,029
Other Liabilities	8,301
Liabilities assumed	$74,065
Fair value of noncontrolling interests (1)	17,629

Net assets acquired	$154,523
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
Variable Interest Entity
As discussed in Note 1, the Company determined that the Estrella entities holding the Estrella Broadcast Assets represented a VIE in which the Company holds a controlling financial interest, as MediaCo is the primary beneficiary of the VIE. Effective May 1, 2025, the Estrella VIE was fully consolidated into MediaCo. Estrella VIE’s assets can be used only to settle obligations of the Estrella VIE. The carrying amounts of the VIE’s consolidated assets and liabilities included in the consolidated balance sheet are as follows:

December 31, 2024
Cash and cash equivalents	$159
Accounts receivable, net of allowance for doubtful accounts of $42	2,858
Prepaid expenses	351
Other current assets	28
Total current assets	3,396
Property and equipment, net	10,298
Other intangible assets, net	102,698
Other assets:
Operating lease right of use assets	3,171
Deposits and other	579
Total other assets	3,750
Total assets	$120,142
Current liabilities:
Accounts payable and accrued expenses	$3,072
Deferred revenue	53
Operating lease liabilities	370
Income taxes payable	2,025
Other current liabilities	49
Total current liabilities	5,569
Operating lease liabilities, net of current	2,427
Other noncurrent liabilities	6
Total liabilities	$8,002

Net assets	$112,140
The summarized operating results of the VIE are as follows:

	Year ended December 31,
	2025	2024
Net revenues	$2,654	$9,785
Operating Income	$474	$2,768
Net income	$475	$2,773
Unaudited Pro Forma Financial Information
The following table presents the estimated unaudited pro forma combined results of MediaCo and Estrella for the year ended December 31, 2024 as if the acquisition had occurred on January 1, 2023:

Year ended December 31,
2024
Net revenues	$117,307
Loss before income taxes	$(14,371)
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

The unaudited supplemental pro forma financial information reflects primarily pro forma adjustments related to fair value estimates for intangibles, property and equipment, debt, preferred stock, interest expense and amortization of deferred financing costs for the debt and preferred stock issuances to finance the Estrella Acquisition. The unaudited supplemental pro forma financial information includes transaction charges associated with the Estrella Acquisition. There are no material, nonrecurring pro forma adjustments directly attributable to the Estrella Acquisition included in the reported pro forma revenue and loss before income taxes.
4. SHARE BASED PAYMENTS
The amounts recorded as share based compensation expense consist of restricted stock awards issued to officers and employees that have vesting periods up to three years. Awards are typically made pursuant to employment agreements. Restricted stock awards are granted out of the Company’s 2020 and 2021 Equity Compensation Plans.
The MediaCo Holding Inc. 2025 Equity Compensation Plan (the “2025 Plan”) was approved by the Company’s shareholders at the annual meeting held on August 8, 2025. The 2025 Plan authorizes the issuance of up to 5,000,000 shares of Class A common stock for equity-based awards to employees, directors, consultants, and advisors, and is intended to replace the Company’s 2021 and 2020 Equity Compensation Plans. No awards were granted under the 2025 Plan during the year ended December 31, 2025. Outstanding awards under the prior plans remain in effect according to their original terms.
We determine the fair value of restricted stock awards based on the closing price of our stock on the date of grant. We generally recognize compensation expense related to restricted stock awards on a straight-line basis over the period during which the restriction lapses. Forfeitures are recognized in the period in which they occur. The following table presents a summary of the Company’s restricted stock grants outstanding at December 31, 2025, and restricted stock activity during the year ended December 31, 2025 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	487	$0.83
Granted	—	—
Vested (restriction lapsed)	(325)	0.86
Forfeited	(105)	0.78
Grants outstanding, end of period	57	$0.77
Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense recognized by the Company for the years ended December 31, 2025 and 2024. Tax benefit related to stock compensation for the year ended December 31, 2025 was $22.0 thousand and tax expense related to stock compensation was $0.1 million for the year ended December 31, 2024.

	Year Ended December 31,
	2025	2024
Operating expenses excluding depreciation and amortization	$(4)	$124
Corporate expenses	19	204
Stock-based compensation expense	$15	$328
As of December 31, 2025, there was $6.8 thousand of unrecognized compensation cost related to nonvested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 0.5 years.
5. REVENUE
The Company generates revenue from the sale of services including, but not limited to: (i) on-air commercial broadcast time, (ii) non-traditional revenues including event-related revenues and event sponsorship revenues, and (iii) digital advertising. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue. Certain network sales contracts include a guaranteed number of impressions. If the guarantee is not met, the Company is obligated to provide additional spots at no charge until the guaranteed number of impressions is met, referred to as a makegood liability. The liability for each contract is calculated by determining the cost per guarantee per the original contract, multiplied by the number of deficiency units. The makegood liability includes amounts assumed in the Estrella Acquisition as well as new obligations arising from network sales contracts. As of December 31, 2025 the makegood liability was $7.7 million and is expected to be recognized over four years.

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

Disaggregation of revenue
The following table presents the Company's revenues disaggregated by revenue source:

	Year Ended December 31, 2025
	Audio	Video	Consolidated
Net revenues:
Spot Radio & TV Advertising	$43,972	$23,151	$67,123
Digital	3,178	53,907	57,085
Syndication	2,348	—	2,348
Events and Sponsorships	1,051	90	1,141
Other	4,197	1,443	5,640
Total net revenues	$54,746	$78,590	$133,336

	Year Ended December 31, 2024
	Audio	Video	Consolidated
Net revenues:
Spot Radio & TV Advertising	$40,824	$20,334	$61,158
Digital	4,444	15,847	20,291
Syndication	2,571	346	2,917
Events and Sponsorships	3,450	167	3,617
Other	6,245	1,343	7,588
Total net revenues	$57,534	$38,037	$95,571

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses were comprised of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Accounts payable	$36,913	$13,832
Accrued expenses	13,222	20,679
Taxes payable	1,593	915
Total Accounts payable and accrued expenses	$51,728	$35,425

7. LONG-TERM DEBT, WARRANTS, AND SERIES B PREFERRED STOCK
Long-term debt, Warrant shares, and Series B Preferred Stock was comprised of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
First Lien Term Loans	$45,000	$45,000
Second Lien Term Loan	30,446	27,984
Less: Current maturities	(10,000)	—
Less: Unamortized original issue discount and deferred financing costs	(2,162)	(2,812)
Total long-term debt	$63,284	$70,172

Warrant Shares	$—	$32,155
Series B Preferred Stock	$41,320	$35,553
First Lien Term Loans
On April 17, 2024, MediaCo, as borrower and guarantor, and its direct and indirect subsidiaries, as guarantors, entered into a $45.0 million first lien term loan credit facilities (the “First Lien Credit Agreement”) with White Hawk Capital Partners, LP, as administrative and collateral agent, and various lenders from time-to-time party thereto. The First Lien Credit Agreement consists of an $35.0 million initial term loan (the “Initial Term Loan”) and delayed draw term loans in an aggregate amount up to $10.0 million (the “Delayed Draw Term Loans”). The first of such Delayed Draw Term Loans of $5.0 million was made on May 2, 2024 and the second of such Delayed Draw Term Loans of $5.0 million was made on July 17, 2024. As of December 31, 2025, there are no available borrowings on the Delayed Draw Term Loans. Subsequent to year-end, the Company obtained an amendment that extended the maturity of $5.0 million of debt previously due in May 2026 to July 2026.
In September 2024, the Company entered into the First Amendment of the First Lien Credit Agreement with White Hawk Capital Partners, LP, which provided for $7.5 million of additional Delayed Draw Term Loan Commitments for Delayed Draw Term Loans, and waived the requirement for mandatory prepayment of any net proceeds received as a result of any equity issuances, up to $7.3 million. A fee of $0.3 million was paid in conjunction with entering into this amendment. As of December 31, 2025, there are no available borrowings on the Additional Delayed Draw Term Loans and no amounts have been drawn.
The proceeds of the Initial Term Loan were used to finance the Estrella Acquisition, pay off certain existing Estrella indebtedness in connection therewith and pay related fees and transaction costs. The proceeds of the Delayed Draw Term Loans were used to provide additional working capital needs.
The Initial Term Loan will mature on April 17, 2029, and each Delayed Draw Term Loan will mature in July, 2026. First Lien Term Loans will be subject to monthly interest payments at a rate of SOFR + 6.00%. The effective interest rates of the Initial Term Loan and Delayed Draw Term Loan were 11.45% and 11.43%, respectively, as of December 31, 2025.
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
The First Lien Credit Agreement contains certain negative covenants with which the Company must comply, as well as financial covenants requiring the Company to maintain minimum liquidity and borrowing base levels and specified cash flow thresholds for various business segments. As of December 31, 2025, the Company was in compliance with all covenants.
Subsequent to year-end, the Company entered into amendments to its First Lien Credit Agreement that waived certain covenant requirements. As of December 31, 2025, the Company was in compliance with all applicable financial covenants.
Second Lien Term Loan
On April 17, 2024, in connection with the consummation of the Estrella Acquisition, the Company, as borrower, and its direct and indirect subsidiaries, as guarantors, entered into a $30.0 million second lien term loan credit facilities (the “Second Lien Credit Agreement” or the “2L Term Loan”) with HPS Investment Partners, LLC, a related party, as administrative and collateral agent, and various financial institutions from time-to-time party thereto. The Second Lien Credit Agreement was recorded at is fair value of $26.5 million as of April 17, 2024. The resulting discount is being accreted up to the principal balance over the term of the loan. Additional details regarding the related party are provided in Note 15 — Related Party Transactions.

The 2L Term Loan will mature on April 17, 2029 and will be subject to monthly interest payments at a rate of SOFR + 6.00%, of which the 6.00% may be PIK at the Company’s election. During the second quarter of 2024, the Company elected to PIK the 6.00% spread monthly. The effective interest rate of the 2L Term Loan was 13.41% as of December 31, 2025.
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
The Second Lien Credit Agreement contains certain negative covenants with which the Company must comply, as well as financial covenants requiring the Company to maintain minimum liquidity and borrowing base levels and specified cash flow and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) thresholds for various business segments. As of December 31, 2025, the Company was in compliance with all covenants.
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
Subsequent to year-end, the Company entered into amendments to its Second Lien Credit Agreement that waived certain covenant requirements. As of December 31, 2025, the Company was in compliance with all applicable financial covenants.
Series B Preferred Stock
On April 17, 2024, MediaCo issued 60,000 shares of Series B Preferred Stock with an aggregate initial liquidation value of $60.0 million, recorded at its fair value at that time of $32.0 million, which is being accreted up to the redemption value balance over the term. The accretion amount is included in Interest expense, net in the Consolidated Statements of Operations.
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
Warrant Shares
On April 17, 2024, in connection with the Estrella Acquisition, MediaCo issued the Warrant, which provides for the purchase of up to 28,206,152 shares of Class A common stock, subject to customary adjustments as set forth in the Warrant, at an exercise price per share of $0.00001. Subject to certain limitations, the Warrant also provides that the Warrant holder has the right to participate in distributions on Class A common stock on an as-exercised basis. The Warrant further provides that in no event shall the aggregate number of Warrant Shares issuable to the Warrant holder upon exercise of the Warrant exceed 19.9% of the aggregate number of shares of common stock of MediaCo outstanding, or the voting power of such outstanding shares of common stock, on the business day immediately preceding the issue date for such Warrant Shares, calculated in accordance with the applicable rules of the Nasdaq, unless and until shareholder approval. As such, all Warrant Shares are classified as a liability at their fair value based on the closing price of MediaCo Class A common stock unless and until shareholder approval is obtained. Such approval was obtained on March 6, 2025. See Note 3 - Business Combinations for additional information. Further, in connection with the closing of the equity purchase agreement on May 1, 2025, the Warrants were reclassified to a liability due to the equity clawback feature (See Note 15 for more discussion).

On September 8, 2025 the warrant issued in connection with the Company’s acquisition of certain assets of Estrella and its subsidiaries was exercised in exchange for 28,205,938 shares of MediaCo Class A Common Stock, par value $0.01 per share.
Based on amounts outstanding at December 31, 2025, mandatory principal payments of long-term debt and preferred stock for the next five years and thereafter are summarized below:

Year ended December 31,	First Lien Term Loans	Second Lien Term Loan	Series B Preferred Stock	Total Payments
2026	$10,000	$—	$—	$10,000
2027	2,625	2,250	—	4,875
2028	3,500	3,000	—	6,500
2029	28,875	24,750	—	53,625
2030	—	—	—	—
After 2030	—	—	60,000	60,000
Total	$45,000	$30,000	$60,000	$135,000
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
Recurring Fair Value Measurements
The Class A common stock underlying the warrant shares is publicly traded on the Nasdaq Capital Market under the symbol MDIA. The fair value of the warrant shares is determined based on the closing price of the Company’s Class A common stock as of the measurement date. Accordingly, the warrant shares are classified as Level 1 within the fair value hierarchy. The carrying value of the warrant shares was $0.0 million as of December 31, 2025.

	Level 1	Level 2	Level 3	Total Carrying Value at
				December 31, 2024
Warrant shares	$32,155	$—	$—	$32,155
Non-Recurring Fair Value Measurements
The Company has certain assets that are measured at fair value on a non-recurring basis including those described in Note 11 — Intangible Assets and Goodwill, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 11 for more discussion).
Fair Value of Long-Term Debt and Series B Preferred Stock
First Lien Term Loan
The carrying value of the First Lien Term Loan approximates fair value due to its variable interest rate, which resets periodically based on market conditions. The fair value is classified within Level 2 of the fair value hierarchy, as it is based on observable market inputs, including current interest rates for similar secured, variable-rate instruments.
Second Lien Term Loan
The estimated fair value of the Second Lien Term Loan was determined using a discounted cash flow analysis based on current market interest rates available to the Company for similar second lien debt instruments with comparable maturities, credit risk, and terms, including payment-in-kind (PIK) features. The Company considered observable market data for second lien debt with similar characteristics and adjusted for the instrument-specific features. Based on this analysis, the carrying value of the Second Lien

Term Loan approximates its fair value. The fair value of this instrument is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs, primarily related to market yield assumptions for PIK instruments and credit spreads.
Series B Preferred Stock
On April 17, 2024, the Company issued 60,000 shares of Series B Preferred Stock with a liquidation value of $60.0 million, recorded initially at $32.0 million and accreted over the term to the redemption value. Dividends accrue in-kind at an annual rate of 6%, subject to potential adjustments upon the occurrence of certain trigger events. The estimated fair value of the Series B Preferred Stock as of December 31, 2025 was determined using a discounted cash flow methodology based on a single expected cash flow at maturity equal to the total contractual redemption amount, including accrued PIK dividends. The cash flow was discounted using estimated market yields for comparable non-convertible, subordinated, mandatorily redeemable preferred instruments with similar credit risk and remaining maturity. Based on this analysis, the estimated fair value as of December 31, 2025 approximates the carrying value.
As of December 31, 2025 and 2024, the fair value for the above instruments approximated carrying value.
The carrying amounts of accounts receivable, accounts payable, accrued expenses, and other current financial instruments approximate fair value due to their short‑term maturities.
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
We elected not to apply the recognition requirements of ASC 842, “Leases”, to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, we recognized lease payments in the consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense for the years ended December 31, 2025 and 2024 were not material.
Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. Finance lease expense is composed of the depreciation of the lease asset and accretion of the lease liability and presented as part of Depreciation and amortization expense and Interest expense, respectively, in the consolidated statements of operations. Variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time, are expensed in the period in which the obligation for these payments was incurred. Variable lease payments for the years ended December 31, 2025 and 2024 were not material.
On April 17, 2024, as part of the acquisition of certain assets of Estrella, the Company received favorable leaseholds interests of $7.4 million that were included in the Operating lease right of use assets acquired.

The impact of operating leases to our consolidated financial statements was as follows:

	Year Ended December 31,
	2025	2024
Operating lease cost	$7,859	$6,446
Operating cash flows from operating leases	$6,768	$4,857
Right-of-use assets obtained in exchange for new operating lease liabilities	$457	$—
Weighted average remaining lease term - operating leases (in years)	12.1	12.8
Weighted average discount rate - operating leases	11.7%	11.6%
The impact of finance leases to our consolidated financial statements was as follows:

	Year Ended December 31,
	2025	2024
Finance lease cost	$898	$667
Cash flows from finance leases	$768	$497
Weighted average remaining lease term - finance leases (in years)	3.2	4.2
Weighted average discount rate - finance leases	11.3%	11.3%
As of December 31, 2025, the annual minimum lease payments of our operating and finance lease liabilities were as follows:

Year ended December 31,	Operating Leases	Finance Leases
2026	$7,168	$799
2027	7,008	831
2028	6,959	864
2029	6,719	218
2030	6,666	—
After 2030	50,350	—
Total lease payments	84,870	2,712
Less: imputed interest	(42,117)	(438)
Total recorded lease liabilities	$42,753	$2,274

10. PROPERTY AND EQUIPMENT, NET
As of December 31, 2025 and 2024, property and equipment, net consisted of the following:

	December 31, 2025	December 31, 2024
PROPERTY AND EQUIPMENT:
Land and buildings	$2,351	$2,779
Leasehold improvements	2,056	1,761
Broadcasting equipment	18,957	18,819
Office equipment, computer equipment, software and automobiles	2,583	2,502
Construction in progress	2,088	1,804
	28,036	27,665
Less accumulated depreciation and amortization	(10,397)	(7,316)
Total property and equipment, net	$17,639	$20,349
Depreciation expense for the years ended December 31, 2025 and 2024 was $3.8 million and $2.7 million, respectively.
11. INTANGIBLE ASSETS AND GOODWILL
As of December 31, 2025 and 2024, intangible assets, net and Goodwill, consisted of the following:

	December 31, 2025	December 31, 2024
Goodwill	$8,403	$28,338

Indefinite-lived intangible assets:
FCC Licenses	$162,800	$165,964
Definite-lived intangible assets:
Customer relationships	9,083	11,675
Software	791	1,138
Other	45	112
Total	$181,121	$207,227
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
Impairment Testing
When indicators of impairment are present, the Company will perform an interim impairment test. We will perform additional interim impairment assessments whenever triggering events suggest such testing for the recoverability of these assets is warranted. During the years ended December 31, 2025 and 2024, the Company recognized an impairment losses for Goodwill of $19.9 million and zero, and $3.2 million and zero related to intangible assets, respectively.
Valuation of Indefinite-lived Broadcasting Licenses
Fair value of our FCC licenses is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine the fair value of our FCC licenses, the Company uses both the income approach and the market approach method in its impairment testing. Under the income method, the Company projects cash flows that would be generated by its unit of accounting assuming the unit of accounting was commencing operations in its market at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC license. The Company assumes the competitive situation that exists in its market remains unchanged, with the exception that its unit of accounting commenced operations at the beginning of the valuation period. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license.

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
Below are some of the key assumption ranges used in our income method annual impairment assessments for our FCC licenses. The long-term growth rates in the markets in which we operate are based on recent industry trends and our expectations for the market going forward.

	December 31, 2025	October 1, 2025	October 1, 2024
Discount Rate	8.9% - 10.5%	9.1% - 10.9%	12.5%
Long-term Revenue Growth Rate	0.4% - 1.2%	(0.1)% - 1.2%	0.5%
Mature Market Share	0.2% - 10.0%	0.2% - 10.0%	11.3%
Operating Profit Margin	10.0% - 26.7%	15.9% - 27.0%	23.2% - 29.2%
As of December 31, 2025 and 2024, the carrying amount of the Company’s FCC licenses was $162.8 million and $166.0 million, respectively.
Goodwill
As of December 31, 2025 the carrying amount of the Company’s Goodwill was $8.4 million; allocated to our Video Segment and zero allocated to our Audio Segment. As of December 31, 2024, $8.4 million was allocated to our Video Segment and $19.9 million was allocated to our Audio Segment.
Goodwill is tested for impairment at least annually in accordance with ASC Topic 350, Intangibles—Goodwill and Other, and more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company performs its annual goodwill impairment test as of October 1. Goodwill is tested for impairment at the reporting unit level, which is defined as our business segment or a level below the business segment when discrete financial information is available and segment management regularly reviews the operating results.
During the current period, the Company performed a quantitative goodwill impairment assessment for each reporting unit. The quantitative assessment compares the fair value of each reporting unit to its respective carrying value. Fair value was estimated using an income and market based approach on a going concern basis in the context of a potential asset sale transaction. Under the income approach, fair value was determined by projecting net free cash flows of the reporting unit and discounting those cash flows to present value. Under the market approach, fair value was estimated by applying selected market multiples to the reporting unit’s cash flows. The market multiples used were derived from peer company comparisons, analyst reports, and recent market transactions.
If the carrying value of a reporting unit exceeds its estimated fair value, an impairment charge is recognized for the amount of the excess in the statement of operations. As of October 1, 2025, the Company performed a qualitative assessment for its audio and video reporting units and concluded that it was more likely than not that the fair value of each reporting unit exceeded its carrying amount. Due to a significant decline in the Company’s stock price during the fourth quarter of 2025, the Company identified a triggering event and performed quantitative impairment tests as of December 31, 2025 for both reporting units. Based on the quantitative impairment analysis performed as of December 31, it was determined that the audio segment goodwill was impaired by $19.9 million, while the video segment was not impaired.
Definite-lived Intangibles
The following table presents the weighted-average remaining useful life at December 31, 2025 and gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at December 31, 2025 and 2024:

		December 31, 2025			December 31, 2024
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	13.3	$13,704	$4,621	$9,083	$13,704	$2,029	$11,675
Software	2.4	1,733	942	791	1,733	595	1,138
Other	0.9	256	211	45	256	144	112
Total		$15,693	$5,774	$9,919	$15,693	$2,768	$12,925

The software was developed internally by our radio operations and represents our updated websites and mobile applications, which offer increased functionality and opportunities to grow and interact with our audience. They cost $1.7 million to develop and useful lives of five years and seven years were assigned to the application and website, respectively. The customer relationships and time brokerage agreements (Other) were acquired as part of the Estrella Acquisition. In accordance with ASC 360, the Company evaluated its property and equipment and definite-lived intangible assets for recoverability by comparing the projected undiscounted cash flows expected to be generated by the related asset groups to their carrying values. Based on this assessment, the projected undiscounted cash flows exceeded the carrying values of the respective asset groups, and therefore no impairment charges were recognized for these assets.
Total amortization expense from definite-lived intangibles for the years ended December 31, 2025 and 2024, was $3.0 million and $2.5 million, respectively. The Company estimates amortization expense each of the next five years as follows:

Year ended December 31,	Amortization Expense
2026	$2,477
2027	1,930
2028	1,398
2029	992
2030	3,122
After 2030	—
Total	$9,919
12. PROGRAMMING RIGHTS
Program rights expected to be amortized to expense in the following 12-month period are classified as current assets and program rights payable within the following 12-month period are classified as current liabilities. Long-term program rights assets are classified as noncurrent acquired programming rights. The Company did not have any long-term program rights liabilities as of December 31, 2025. All program rights payables are included in accounts payable and accrued expenses as of December 31, 2025. Amortization expense for the years ended December 31, 2025 and 2024, was $1.1 million and $2.7 million, respectively, which is included in operating expenses. These programming rights were primarily related to one agreement which was terminated in February 2025. The Company evaluates programming rights for impairment whenever indicators of loss are present. No impairment was recorded during the periods presented.
The Company estimates future amortization expense as follows:

Year ending December 31,	Amortization Expense
2026	$655
2027	122
Thereafter	7
Total	$784
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
The Company is obligated to pay fixed license fees totaling $7.2 million over the term of the contract, payable in monthly installments during each season. Additional consideration is due for playoff events and for per-event production services. The Company also agreed to provide the syndicate $1.0 million per season of promotional airtime, measured at fair value, in lieu of cash consideration. The sublicense expires following completion of the 2027-28 season and is non-renewable except by mutual agreement. License fees expensed were $0.9 million, production costs expensed were $0.8 million and promotional airtime expenses were zero, for the year ended December 31, 2025.
Future minimum license fee commitments under the sublicense agreement are as follows:

2026	$2,200
2027	2,700
2028	1,400
Thereafter	—
Total remaining future license commitments	$6,300
13. OTHER COMMITMENTS AND CONTINGENCIES
Commitments
The Company has various commitments under contracts that include purchase obligations, programming agreements and employment agreements with annual commitments. The Company enters into purchase obligations related to contracts for television and radio advertising sales, software development, and cloud-based services, programming agreements that are non-cancelable with fixed payments for broadcaster expense allowances and network revenue stream fees, as well as employment agreements for on-air talent.
As of December 31, 2025, the Company's future minimum payments under non-cancelable contracts in excess of one year and employment/talent contracts consist of the following:

Year ended December 31,	Non-Cancelable Contracts	Employment/Talent Contracts
2026	$10,458	$967
2027	8,558	750
2028	6,425	—
2029	—	—
2030	—	—
Thereafter	—	—
Total	$25,441	$1,717
In addition to fixed payments, the programming agreements also provide for variable payments based on a contractual profit split and Broadcaster preference payments. Because these amounts are variable and not fixed or determinable, they are not included in the table above. Variable payments are recognized as incurred in accordance with the terms of the agreements.
Litigation
From time to time, our stations are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.
14. INCOME TAXES
Income (loss) before provision for income taxes, by tax jurisdiction, was as follows, during the year ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
United States	$(65,328)	$(982)

The provision for income taxes for the years ended December 31, 2025 and 2024, consisted of the following:

	Year Ended December 31,
	2025	2024
Current:
Federal	$150	$—
State	725	159
Total current	875	159
Deferred:
Federal	162	270
State	(142)	(109)
Total deferred	20	161
Provision for income taxes	$895	$320
Cash paid for income taxes, net of refunds, during the year ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
	2025	2024
U.S. Federal income taxes, net	$—	$—
State and local income taxes, net	131	—
Total cash paid for income taxes	$131	$—
Our federal and state income tax payments, net of refunds, were $0.1 million in 2025, attributable solely to Texas and zero in 2024.

A reconciliation of the provision for income taxes to the amount computed by applying the 21.0% statutory U.S. federal income tax rate to the income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year ended December 31, 2025
	Amount	Percent
Computed income taxes at the statutory rate	$(13,719)	21.0%

Other Perm	165	(0.3)%
Warrant Liability - Mark-to-market change	1,244	(1.9)%
Nondeductible Interest Expense	1,322	(2.0)%
Change in Valuation Allowance	11,140	(17.1)%
Uncertain Tax Positions	647	(1.0)%
State Income Tax	32	—%
Other	64	(0.1)%
	$895	(1.4)%
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to the income before income taxes for the year prior to the adoption of ASU 2023-09 is as follows:

Year Ended December 31,
2024
Federal statutory income tax rate	21%
Computed income tax provision at federal statutory rate	$(206)
State income tax	(2,037)
Uncertain tax position	1,889
Mark-to-market change on warrants	(8,056)
Nondeductible interest	811
Other nondeductible expenses	161
Equity based compensation	(97)
Valuation allowance	7,833
Other	22
Provision for income taxes	$320
The final determination of our income tax liability may be materially different from our income tax provision. Significant judgment is required in determining our provision for income taxes. Our calculation of the provision for income taxes is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. In addition, our income tax returns are subject to periodic examination by the Internal Revenue Service and other taxing authorities. As of December 31, 2025, the Company had no open income tax examinations.

The components of deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024, were as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Intangible assets	$25,097	$20,873
Lease liability	11,702	12,666
Interest deduction carryforward	8,727	6,492
Stock compensation	10	30
Net operating losses	19,090	11,925
Property and equipment	—	38
Other	1,841	1,438
Valuation allowance	(45,713)	(32,956)
Total deferred tax assets	20,754	20,506
Deferred tax liabilities
Indefinite-lived intangible assets	(11,073)	(9,721)
Right of use asset	(12,432)	(13,720)
Property and equipment	(204)	—
Total deferred tax liabilities	(23,709)	(23,441)
Net deferred tax liabilities	$(2,955)	$(2,935)
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset (“DTA”) will not be realized. The Company has considered future taxable income and ongoing prudent and feasible tax-planning strategies in assessing the need for the valuation allowance. As of December 31, 2025 and 2024, the Company recorded a valuation allowance against its DTAs, because the Company's management determined that it was more likely than not that certain assets would not be fully realized.
The Company records certain deferred tax liabilities (“DTLs”) related to indefinite-lived intangibles that are not expected to reverse during the carry-forward period. These DTLs can be considered a source of future taxable income to support realization of net operating losses (“NOLs”) that do not expire and DTAs that upon reversal would give rise to NOLs that do not expire. With this consideration, the total valuation allowance recorded at December 31, 2025 and 2024, was $45.7 million and $33.0 million, respectively, resulting in a net $3.0 million and $2.9 million DTL, respectively. The change in valuation allowance from $33.0 million to $45.7 million is primarily the result of additional NOLs and DTAs generated in 2025.
As of December 31, 2025, the Company has $70.5 million of federal NOLs and $68.5 million of state NOLs available to offset future taxable income. The federal NOLs do not expire. Certain state NOL carryforwards begin expiring in the year ending December 2039.
Accounting Standards Codification paragraph 740-10 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of December 31, 2025 and 2024 the estimated value of the Company's net uncertain tax positions was approximately $7.7 million and $0.4 million, respectively, all of which is reported as a noncurrent liability. The following is a tabular reconciliation of the total amounts of gross unrecognized tax benefits for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Gross unrecognized tax benefit - opening balance	$390	$390
Gross increases - tax position prior year	7,278	—
Gross increases - tax position current year	—	—
Decreases relating to settlement with taxing authorities	—	—
Gross decreases - lapse of applicable statute of limitation	—	—
Gross unrecognized tax benefit - ending balance	$7,668	$390

All of the unrecognized tax benefits as of December 31, 2024, if recognized, would reduce the Company’s provision for income taxes. Of the $7.7 million of unrecognized tax benefits as of December 31, 2025, $1.8 million, if recognized, would reduce the Company’s provision for income taxes. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities that could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision, or reclassify amounts on the accompanying consolidated balance sheets in the period in which such matter is effectively settled with the taxing authority.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax positions noted above, the Company accrued $165 thousand of interest and $489 thousand of penalties during the current year.
15. RELATED PARTY TRANSACTIONS
Estrella Put Right and Equity Clawback
On March 6, 2025, the shareholders of MediaCo approved the Proposal and the Put Right became exercisable for 7,051,538 shares of Class A common stock.
On May 1, 2025, the Put Right was exercised by Estrella Media, Inc. and MediaCo acquired 100% of the equity interests of Estrella and certain subsidiaries of Estrella. As a result of the exercise of the Put Right, Estrella became a wholly owned subsidiary of the Company. In connection with the Put Right and the previously executed Asset Purchase Agreement related to the acquisition of Estrella’s assets, the Company entered into an equity purchase agreement on May 1, 2025, that includes certain clawback provisions applicable to HPS, including parties that are considered related parties of the Company.
Pursuant to these provisions, under specified circumstances defined in the equity purchase agreement and the Asset Purchase Agreement, including the occurrence of certain losses or other financial obligations incurred by the Company in connection with the Estrella transactions, the Company may have the right to require such investors to return or forfeit a portion of the equity interests previously issued to them. In addition, certain debt instruments issued in connection with the transaction may also be subject to similar clawback or repayment provisions.
The potential exercise of these clawback provisions could result in the reduction or cancellation of equity interests held by such related party investors and the repayment or forfeiture of related debt obligations. The magnitude and timing of any such clawback would depend on the occurrence and amount of qualifying losses or obligations as defined in the applicable agreements and could be material to the Company’s consolidated financial statements. During 2025, as a result of the increase in the uncertain tax position and corresponding interest and penalties described in Note 14, the Company reduced equity by $7.9 million pursuant to the equity clawback feature. As of December 31, 2025, $7.9 million of equity interests were subject to clawback, while no debt instruments have been subject to clawback. See Note 1 — Summary Of Significant Accounting Policies.
Convertible Promissory Note
On November 25, 2019, we issued a convertible promissory note to Emmis (such note, the “Emmis Convertible Promissory Note”) in the amounts of $5.0 million. Through December 31, 2023, there were annual interest amounts paid in kind on the Emmis Convertible Promissory Note such that the principal balance outstanding as of December 31, 2024 was $6.5 million. The Emmis Convertible Promissory Note matured on November 25, 2024 and was settled in cash.
The Company recognized interest expense of $0.8 million related to the Emmis Convertible Promissory Note for the year ended December 31, 2024.
Convertible Preferred Stock
On December 13, 2019, in connection with the purchase of Fairway, the Company issued to SG Broadcasting 220,000 shares of MediaCo Series A Convertible Preferred Stock. In April 2024, all outstanding shares of Series A preferred stock were converted in accordance with their terms into 20.7 million shares of MediaCo Class A common stock.
Prior to being converted, the MediaCo Series A preferred stock ranked senior in preference to the MediaCo Class A common stock, MediaCo Class B common stock, and the MediaCo Class C common stock. Pursuant to the Articles of Amendment that established the terms of the Series A preferred stock, issued and outstanding shares of MediaCo Series A preferred stock accrued cumulative dividends, payable in kind, at an annual rate equal to the interest rate on any senior debt of the Company (see Note 7 — Long-Term Debt, Warrants, And Series B Preferred Stock), or if no senior debt is outstanding, 6%, plus additional increases of 1% on December 12, 2020 and each anniversary thereof.
Dividends on Series A Convertible Preferred Stock held by SG Broadcasting were $0.0 million and $0.9 million for the years ended December 31, 2025 and 2024.

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
The Second Lien Credit Agreement was recorded at its fair value of $26.5 million on April 17, 2024, and will be accreted up to its principal balance over the term of the loan. The 2L Term Loan bears interest at a rate of SOFR + 6.00%, which may be paid-in-kind (“PIK”) at the Company’s election. During 2024, the Company elected to PIK the 6.00% spread monthly. Interest expense recognized on the 2L Term Loan, including both cash and PIK interest, totaled approximately $3.3 million and $2.4 million for the years ended December 31, 2025 and 2024, respectively. The outstanding balance owed to HPS as of December 31, 2025, was $30.4 million, inclusive of PIK interest accreted to principal.
Additional details regarding the Second Lien Credit Agreement are provided in Note 7 — Long-Term Debt, Warrants, And Series B Preferred Stock.
Consulting Agreements & Other Activity
In October 2023, we entered into agreements with five consultants that are currently employed by affiliates of Standard General. One of the agreements had a term that expired on February 1, 2024 and was billed at an hourly rate of $125 per hour. One of the agreements, billed at a rate of $8,400 per month expired on May 31, 2024. Two of the agreements billed at rates of $6,000 and $12,000 per month were extended through September 30, 2024. One agreement may be terminated at any time by either party and is billed at $18,000 per month, plus expenses. For the year ended December 31, 2024, $0.4 million, of fees were incurred related to these agreements. These agreements were terminated as of September 30, 2024.
In March 2024, we made payments of $15,000 to the National Association of Investment Companies, of which a member of our board of directors is the President & CEO.
On October 29, 2024, the Company and Standard Media Group LLC (“SMG”) entered into an Employee Leasing Agreement, effective as of October 1, 2024 (the “Leasing Agreement”). Under the Leasing Agreement, the Company will obtain the services of several SMG employees to serve various roles for the Company, including with respect to the legal, digital products, broadcast IT, and news operations function. The Leasing Agreement is an at-cost arrangement, with the Company paying only for a percentage of the actual cost of employing each leased employee, with no markup or service fees above the Company’s share of the actual fully-loaded cost of each leased employee. For the years ended December 31, 2025 and 2024, $0.7 million and $0.2 million of fees were incurred related to this agreement, none of which were paid as of December 31, 2025.
On April 17, 2025, the Company and Paducah Television Operations LLC (“PTO”), a subsidiary of SMG, entered into a Support Agreement, effective as of April 17, 2025 (the “PTO Support Agreement”) and continues for a term of six months unless terminated earlier by either party with 30 days written notice. On November 5, 2025, an amendment was entered into to extend the term of this agreement for an additional 12 months. Under the PTO Support Agreement, the Company will provide operational support to PTO, including, but not limited to, finance and legal assistance, human resources, sales, and production of certain marketing materials. In return for providing these services, the Company will receive payment at the mutually agreed upon rate. For the year ended December 31, 2025, $3.3 million of fees were earned related to this agreement and were recorded in other income on the condensed consolidated statements of operations. $0.8 million of these fees were still owed to the Company as of December 31, 2025.
16. SEGMENT INFORMATION
The Company and the chief operating decision maker (“CODM”) assesses performance and allocates resources in accordance with FASB ASC 280, Segment Reporting. The Company’s CODM is the Chief Executive Officer. The CODM primarily uses operating income (loss) to evaluate the financial performance of each segment, assess operating efficiency and profitability, and compare across segments. This measure is also used by the CODM to make decisions regarding the allocation of resources, including capital expenditures, programming and content investments, marketing initiatives, and headcount. We currently manage our operations through two business segments: (i) Audio, and (ii) Video.
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

Year Ended December 31, 2025	Audio	Video	Consolidated
Net revenues	$54,746	$78,590	$133,336
Operating expenses excluding depreciation and amortization expense	56,412	87,413	143,825
Depreciation and amortization	2,887	3,956	6,843
Other segment items(2)	142	2	144
Segment operating loss	$(4,694)	$(12,781)	$(17,475)
Corporate and other(1)			7,288
Interest expense, net			15,495
Change in fair value of warrant shares liability			5,923
Impairment of Goodwill and Intangibles			23,099
Other income			(3,953)
Loss before income taxes			$(65,328)

Year Ended December 31, 2024	Audio	Video	Consolidated
Net revenues	$57,534	$38,037	$95,571
Operating expenses excluding depreciation and amortization expense	55,963	50,687	106,650
Depreciation and amortization	3,036	2,222	5,258
Other segment items(2)	10	—	10
Segment operating loss	$(1,475)	$(14,872)	$(16,347)
Corporate and other(1)			11,859
Interest expense, net			11,137
Change in fair value of warrant shares liability			(38,360)
Other income			(1)
Loss before income taxes			$(982)

Total Assets	Audio	Video	Corporate and other (3)	Consolidated
December 31, 2025	$169,221	$116,727	$5,109	$291,058
December 31, 2024	$198,310	$122,748	$4,443	$325,501

(1) Corporate and other is not an operating segment. Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions. As of December 31, 2025 the primary components of these expenses consist of $2.6 million for employee related costs and $3.6 million of professional services.

(2) Other segment items include gain/loss on disposal of assets.
(3) Corporate and other is not an operating segment. Corporate and other assets primarily include cash and cash equivalents.
17. SUBSEQUENT EVENTS
The Company evaluated subsequent events from December 31, 2025 through the date these financial statements were issued and except for those noted below has noted no subsequent events after December 31, 2025 for which disclosure is required.
On February 27, 2026, the Company executed an amendment to an existing lease agreement. The modification resulted in a remeasurement of the related lease liability and right-of-use (“ROU”) asset. As a result of this remeasurement, both the lease liability and the ROU asset were reduced; however, the decrease in the lease liability exceeded the reduction in the ROU asset.

Accordingly, the Company recognized a gain associated with the lease modification for the excess of the liability reduction over the asset reduction. This gain will be reflected in the Company’s consolidated statement of operations in the period ending after February 27, 2026.
Subsequent to year-end, the Company obtained an amendment that extended the maturity of $5.0 million of its First Lien Credit Agreement debt previously due in May 2026 to July 2026.
Additionally, subsequent to year-end, the Company entered into amendments to its First Lien Credit Agreement and Second Lien Credit Agreement that waived certain covenant requirements.
Management evaluated this event as a non-recognized subsequent event as of the reporting date and has disclosed it herein in accordance with applicable accounting guidance.
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
(b) Changes in Internal Control over Financial Reporting
During the quarterly period as of the end of the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
(c) Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
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
We did not design and maintain effective controls over the accounting for the Company’s business combination with Estrella, along with subsequent accounting considerations. This included lack of appropriate oversight of third-party valuation specialists and insufficient design and implementation of controls over the completeness and accuracy of data and certain assumptions used in the valuation of goodwill and intangible assets and other acquired assets and assumed liabilities. We also did not maintain sufficiently competent resources with an appropriate level of accounting knowledge and experience commensurate with the accounting for business combinations and subsequent accounting considerations.
Remediation Plan for Material Weakness
Management, with the oversight of the Audit Committee, is currently taking actions to remediate the material weakness and is designing and will implement additional processes and controls to address the underlying causes associated with the material weakness described above. The Company began remediation efforts to address the material weakness and continued those efforts throughout the year ended December 31, 2025. The remediation efforts include:
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
While these changes are intended to improve the Company’s internal control over financial reporting and are reasonably likely to materially affect such controls, the material weakness described above was not fully remediated as of December 31, 2025. The additional controls and procedures have not yet operated for a sufficient period of time for management to conclude, through testing, that they are effective. Other than the changes described above, there were no additional changes in the Company’s internal control over financial reporting during the fourth quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None of the Company's directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the Company's fiscal quarter ended December 31, 2025, except as described below.
During the fourth quarter of fiscal year 2025, the Company reported that Andrew Glaze, Director, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934 (the “Plan”). The Plan was adopted on November 17, 2025.
The trading plan provides for the potential sale of up to 171,205 shares of the Company’s common stock. Sales may commence beginning 90 days after adoption and may occur over multiple designated sale periods. Any shares not sold during a designated sale period will not be eligible for sale in any subsequent sale period. The plan will terminate upon the earlier of the completion of all authorized sales or its expiration or termination in accordance with its terms.
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
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2021, 2020, and 2025 Equity Compensation Plans as of December 31, 2025. Our shareholders have approved these plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Class A common stock
Equity Compensation Plans
Approved by Security Holders	486,717	$0.77	455,275
Equity Compensation Plans
Approved by Security Holders	—	—	5,000,000
Total	486,717	$0.77	5,455,275
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is Deloitte & Touche LLP, Charlotte, NC, PCAOB ID 34.
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
Exhibits
The following exhibits are filed or incorporated by reference as a part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
1.1	At-The-Market Sales Agreement, dated December 12, 2024, by and among MediaCo Holding, Inc., BTIG, LLC and Moelis & Company LLC.		8-K		1.1	12/13/2024
2.1*	Asset Purchase Agreement by and among MediaCo Holding Inc., MediaCo Operations LLC, Estrella Broadcasting, Inc., and SLF LBI Aggregator, LLC, dated April 17, 2024.		8-K		2.1	4/18/2024
2.2	Equity Purchase Agreement, by and among MediaCo Operations LLC, MediaCo Holding Inc., and the Grantor Parties party thereto, dated February 7, 2025.	X
3.1	Amended and Restated Articles of Incorporation of MediaCo Holding Inc., as amended.		10-KT	12/31/2019	3.1	3/27/2020
3.2	Articles of Amendment to Articles of Amendment of Amended & Restated Articles of Incorporation.		8-K		3.1	3/27/2023
3.3	Articles of Amendment to Amended & Restated Articles of Incorporation of MediaCo Holding Inc., dated April 17, 2014.		8-K		3.1	4/18/2024
3.4	Amended and Restated Code of Bylaws of MediaCo Holding Inc.		10-K	12/31/2021	3.2	3/24/2022
4.1	Description of Capital Stock.		10-KT	12/31/2019	4.1	3/27/2020
4.2	Class A common stock Purchase Warrant issued by MediaCo Holding Inc. to SLF LBI Aggregator, LLC, dated April 17, 2024.		8-K		4.1	4/18/2024
10.1*	Voting and Support Agreement, by and among Estrella Broadcasting, Inc., MediaCo Holding, Inc., and SG Broadcasting LLC, dated April 17, 2024.		8-K		10.1	4/18/2024
10.2†	MediaCo Holding Inc. 2021 Equity Compensation Plan.		Definitive Proxy		Ex. A	4/2/2021
10.3	Promissory Note, dated as of November 25, 2019, by MediaCo Holding Inc. in favor of Emmis Communications Corporation.		8-K		10.8	11/27/2019
10.4†	Form of Restricted Stock Agreement under 2020 Equity Compensation Plan.		10-Q	6/30/2020	10.2	8/14/2020
10.5	Term Loan Agreement dated as of April 17, 2024, between MediaCo Holding Inc., as Borrower, the financial institutions party thereto as lenders and WhiteHawk Capital Partners LP as Term Agent.		8-K		10.2	4/18/2024
10.6	Second Lien Term Loan Agreement dated as of April 17, 2024, between MediaCo Holding Inc., as Borrower, the financial institutions party thereto as lenders and HPS Investment Partners, LLC as Term Agent.		8-K		10.3	4/18/2024

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.7	Shareholders Agreement by and among MediaCo Holding Inc., SLF LBI Aggregator, LLC, and SG Broadcasting LLC, dated April 17, 2024.		8-K		10.4	4/18/2024
10.8	Registration Rights Agreement by and among MediaCo Holding Inc., SG Broadcasting LLC, and SLF LBI Aggregator, LLC, dated April 17, 2024.		8-K		10.5	4/18/2024
10.9	Option Agreement by and among MediaCo Operations LLC, MediaCo Holding Inc., Estrella Broadcasting, Inc., Estrella Media, Inc., and the other parties named therein, dated April 17, 2024.		10-Q		10.6	9/18/2024
10.10	Network Program Supply Agreement by and among MediaCo Operations LLC and Estrella Media, Inc., dated April 17, 2024.		10-Q		10.7	9/18/2024
10.11	Network Affiliation Agreement by and among MediaCo Operations LLC and Estrella Media, Inc., dated April 17, 2024.		10-Q		10.8	9/18/2024
10.12	First Amendment and Limited Consent to Credit Agreement dated as of September 10, 2024, by and between MediaCo Holding Inc., as Borrower, the financial institutions party thereto as lenders and WhiteHawk Capital Partners LP as Term Agent.		8-K		10.1	9/16/2024
10.13	Limited Consent to Credit Agreement dated as of September 10, 2024, between MediaCo Holding Inc., as Borrower, the financial institutions party thereto as lenders and HPS Investment Partners, LLC, as Term Agent.		8-K		10.2	9/16/2024
10.14†	Separation and General Release Agreement, dated as of October 1, 2024, by and between MediaCo Holding, Inc. and Ann C. Beemish.		8-K		99.1	10/7/2024
10.15	Independent Contractor Consulting Agreement, dated as of October 1, 2024, by and between MediaCo Holding, Inc. and Ann C. Beemish.		8-K		99.2	10/7/2024
10.16	Employee Leasing Agreement.		8-K		10.1	10/30/2024
10.17†	MediaCo Holding Inc. 2025 Equity Compensation Plan		Definitive Proxy		Ex. A	6/27/2025
10.18†	Employment Agreement between MediaCo Holding Inc. and Albert Rodriguez, dated November, 21, 2025.	X
10.19†	Employment Agreement between MediaCo Holding Inc. and Debra DeFelice, dated November, 21, 2025.	X
19	Amended and Restated Securities Trading Policy.		10-K	12/31/2024	19	4/15/2025
21	Subsidiaries of MediaCo Holding Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP	X
23.2	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP	X
31.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
32.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97†	MediaCo Holding Inc. Compensation Recoupment Policy		10-K	12/31/2023	97	4/1/2024
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
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

MEDIACO HOLDING INC.

Date: March 31, 2026	By:	/s/ Alberto Rodriguez
Alberto Rodriguez
Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE

Date: March 31, 2026	/s/ Alberto Rodriquez	Chief Executive Officer and President
	Alberto Rodriguez	(Principal Executive Officer)

Date: March 31, 2026	/s/ Debra DeFelice	Executive Vice President, Chief Financial Officer and Treasurer
	Debra DeFelice	(Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2026	/s/ Jacqueline Hernández	Director
Jacqueline Hernández

Date: March 31, 2026	/s/ Colbert Cannon	Director
Colbert Cannon

Date: March 31, 2026	/s/ Andrew P. Glaze	Director
Andrew P. Glaze

Date: March 31, 2026	/s/ Robert L. Greene	Director
Robert L. Greene

Date: March 31, 2026	/s/ Mary Beth McAdaragh Riggio	Director
Mary Beth McAdaragh Riggio

Date: March 31, 2026	/s/ Deborah McDermott	Director
Deborah McDermott

Date: March 31, 2026	/s/ Brett Pertuz	Director
Brett Pertuz

Date: March 31, 2026	/s/ Amit Thakrar	Director
Amit Thakrar