Form 10-K/A
period 2025-12-31
Mediaco Holding Inc.
filed 2026-04-30
CIK 1784254

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
5,413,197     Class B Common Shares, $.01 par value
—    Class C Common Shares, $.01 par value
DOCUMENTS INCORPORATED BY REFERENCE

None in this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE

    On March 31, 2026, MediaCo Holding Inc. filed its Annual Report on Form 10-K for the year ended December 31, 2025 (the “Original Filing”), with the Securities and Exchange Commission (the “Commission”). The Company indicated that it would incorporate Part III of Form 10-K in the Original Filing by reference to the Company’s definitive proxy statement for its 2026 annual meeting of shareholders. Because the Company does not anticipate filing its definitive proxy statement by April 30, 2026, the Company is filing this Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing and provides the disclosure required by Part III of Form 10-K.

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
Name, Age, Principal Occupation(s) and Business Experience of Our Directors
Terms expiring in 2026:
Jacqueline Hernández, Age 60 – (Director since April 2024)
Jacqueline Hernández served as MediaCo’s Interim Chief Executive Officer from April 17, 2024 to October 28, 2024. Ms. Hernández is a media executive who most recently was Founder and CEO of New Majority Ready, a marketing strategy and content development firm. Prior to starting her own company, she was President of Combate Americas, a leading Hispanic sports franchise. Prior to Combate Americas, Ms. Hernández was Chief Marketing Officer of NBC Universal Hispanic Enterprises and Content and Chief Operation Officer of NBC Universal’s Telemundo Enterprises. Prior to joining NBC Universal, Ms. Hernández was Publisher of People en Español and TEEN People. Prior to joining People en Español, she was Vice President Turner International Advertising. Prior to Turner, Ms. Hernández was Director of Marketing of TIME International. Prior to TIME, Ms. Hernández was Director of Targeted Advertising Sales for the Village Voice. Ms. Hernández began her career in advertising at the Boston Globe. Ms. Hernández currently sits on the board of Victoria’s Secret & Co., and previously served on the board of Estrella Media, Inc. (“Estrella Media”). She holds a BA from Tufts University and an MBA from Baruch College.
Ms. Hernández was designated by Aggregator pursuant to the Shareholders Agreement and as such elected to the Board effective April 17, 2024. Ms. Hernández brings business expertise in transforming business models for growth as well as a rich cultural fluency in understanding and connecting with multicultural consumers.
Mary Beth McAdaragh, Age 62 – Class B Director (Director since November 2019)
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
    Amit Thakrar, Age 38 (Director since August 2023)
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
Terms expiring in 2027:
Andrew P. Glaze, Age 47 – Class B Director (Director since November 2019)
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

Brett Pertuz, Age 52 – (Director since April 2024)
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
Alberto Rodriguez, Age 61 – (Director since November 2025)
Alberto Rodriguez is the Company’s Chief Executive Officer as of November 21, 2025, removing the “interim” designation that has been in place since October 2024. Prior to Mr. Rodriguez’s appointment to Chief Executive Officer and President he served as Chief Revenue Officer and President of MediaCo Audio since January 2024. Prior to joining the Company, Mr. Rodriguez spent 24 years at Spanish Broadcasting System with his most recent position being President and Chief Operating Officer. Mr. Rodriguez holds a bachelor’s degree from Florida Atlantic University. Mr. Rodriguez was selected to serve as a director because of the perspective, management, leadership experience and operational expertise in our business that he has as a result of being our Chief Executive Officer.
Terms expiring in 2028:
Colbert Cannon, Age 50 – (Director since April 2024)
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
Robert L. Greene, Age 58 – Class B Director (Director since January 2023)
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
Deborah (“Deb”) A. McDermott, Age 72 – Class B Director (Director since November 2019)
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
Among her many accomplishments, Ms. McDermott was inducted into the Broadcasting & Cable Hall of Fame in 2013 and the Library of American Broadcasting Foundation’s Giants of Broadcasting and Electronic Arts award in 2022. She currently serves on the ABC Board of Governors, the Board of Directors for Television Bureau of Advertising, National Association of Broadcasters and the International Radio and Television Society. She is also a member of C200 and CEO.org. Previously, Ms. McDermott served on the Board of Directors for the Country Music Association and Chair of the National Association of Television Program Executives (NATPE).

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
Securities Trading Policy
We have adopted the MediaCo Securities Trading Policy, which governs the purchase, sale and other dispositions of our securities by all of our directors, officers and employees, as well as temporary employees, independent consultants and contractors, and their family members and any entities controlled by such insiders. Our securities trading policy is designed to promote compliance with insider trading laws, rules and regulations, as well as Nasdaq listing standards. In addition to the restrictions described above, it prohibits those who are subject to the policy from trading securities of any company, including MediaCo, while in possession of material non-public information, and from buying, selling or gifting our securities even if not in possession of such information during certain trading blackout periods, subject to limited exceptions. Our insider trading policy also imposes additional trading restrictions applicable to our directors, executive officers and certain employees. The foregoing summary of our securities trading policy does not purport to be complete and is qualified in its entirety by reference to the full text of the MediaCo Securities Trading Policy, a copy of which is filed with this Annual Report on Form 10-K as Exhibit 19.
Leadership Structure and Risk Oversight
MediaCo’s Corporate Governance Guidelines provide that the chair of the Board is to meet the independence requirements under the applicable The Nasdaq Stock Market, Inc. (“Nasdaq”) listing standards. Our Board has determined that our Board Chair, Deborah McDermott, is an “independent director” under Nasdaq rules. As Chair, Ms. McDermott is responsible for, among other matters: (i) setting the agenda for and leading executive sessions of the independent directors, unless a lead director is otherwise appointed by the Chair; (ii) briefing the Chief Executive Officer (“CEO”) on issues arising in the executive sessions; (iii) coordinating and developing the agenda for meetings of the Board, in collaboration with the CEO; (iv) convening meetings of the independent directors as necessary or appropriate; and (v) if requested and appropriate, being available for consultation with major shareholders. The Board believes that this structure provides strong independent leadership and oversight for our Company and our Board.
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
Consideration of Candidates for Nomination as Director

The board of directors will consider and evaluate potential nominees submitted by holders of our Class A Shares to our corporate secretary on or before the date for shareholder nominations specified in the “Shareholder Proposals” section of the Company’s proxy statement. These potential nominees will be considered and evaluated using the same criteria as potential nominees obtained by the board of directors from other sources, subject to the requirement of Aggregator’s rights to designate up to three individuals for election to the Board in accordance with the terms of the Stockholders Agreement.
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
Audit Committee. The Audit Committee’s primary responsibility is to engage our independent auditors and otherwise to monitor and oversee the audit process. The Audit Committee also undertakes other related responsibilities as will be summarized in the Report of the Audit Committee to be included in our annual proxy statement and is detailed in the Audit Committee Charter, which is available in the Corporate Governance section of our website (www.MediaCoHolding.com) located under the “Investors” heading. The Board has determined that the members of the Audit Committee, Robert L. Greene (chair), Deborah McDermott, Mary Beth McAdaragh, Brett Pertuz and Amit Thakrar, are independent directors under the Exchange Act and the Nasdaq listing standards. The Board has determined that Mr. Greene is an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K. In making such determination, the Board took into consideration, among other things, the express provision in Item 407(d) of Regulation S-K that the determination that a person is an audit committee financial expert shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on such person as a member of the Audit Committee, nor shall it affect the duties and obligations of other Audit Committee members or the Board of Directors. The Audit Committee held four meetings during the last fiscal year.
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
Meeting Attendance
In 2025, our board of directors held four meetings, either in person or by telephone. Each director attended at least 75% of the aggregate of (1) the total number of meetings of our board of directors held while he or she was a director and (2) the total number of meetings held by all committees on which he or she served during the periods that he or she served on the committee.
We believe that communication between our shareholders and the members of our Board is enhanced by the opportunity for personal interaction at our annual meeting of shareholders. Accordingly, we encourage the members of our board of directors to attend our annual meeting of shareholders whenever possible.
Compensation of Directors

During 2021, the Compensation Committee authorized annual retainers of $75,000 for each director who is not an officer of Emmis, as well as the following retainers for certain committee chairs: $50,000 for Board Chair, $50,000 for Audit Committee Chair, $50,000 for Acquisition Committee Chair, $50,000 for Digital Committee Chair, $50,000 for COVID Committee Chair, and $100,000 for Diversity Committee Chair. However, these amounts remained subject to the previous decision by the directors, made in the summer of 2020, that each of the directors would reduce their annual $75,000 retainers by twenty percent, with Ms. McDermott reducing her retainer by forty percent. This reduction has remained in effect since that time and remains in effect for 2025, except that for 2024 and 2025, the amount of the reduction is expected to be paid in Class A Shares upon the approval in the future of a new equity compensation plan. Mr. Cannon, Mr. Pertuz and Mr. Rodriguez receive no compensation for their services on the Board.

2025 DIRECTOR COMPENSATION TABLE
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
Andrew P. Glaze	110,000	—	—	—	110,000
Robert L. Greene	110,000	—	—	—	110,000
Mary Beth McAdaragh	60,000	—	—	—	60,000
Deborah A. McDermott	210,000	—	—	—	210,000
Brett Pertuz	—	—	—	—	—
Jacqueline Hernández	60,000	—	—	—	60,000
Amit Thakrar	110,000	—	—	69,722	179,722
Colbert Cannon	—	—	—	—	—
Alberto Rodriguez	—	—	—	—	—
(1)The amount in this column represents a $69,722 merger, acquisition and incentive paid to Mr. Thakrar.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors and executive officers and any beneficial owner of more than 10% of any class of our equity securities to file with the SEC initial reports of beneficial ownership and reports of changes in ownership of any of our securities. These reports are made on documents referred to as Forms 3, 4 and 5. Our directors and executive officers must also provide us with copies of these reports. We have reviewed the copies of the reports that we have received and any written representations that no Form 5 was required from the individuals required to file the reports that we have received, as well as reviewed Forms 3, 4 and 5 filed with the SEC. Based on this review, we believe that during the year ended December 31, 2025, each of our directors and executive officers and beneficial owners of more than 10% of any class of our equity securities timely complied with applicable reporting requirements for transactions in our equity securities.
ITEM 11. EXECUTIVE COMPENSATION
As a smaller reporting company, the Company has opted to comply with the SEC’s executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined under the Securities Act of 1933, as amended (the “Securities Act”). Those rules require compensation disclosure only for the Company’s principal executive officer and its next two most highly compensated executive officers (other than the principal executive officer) who were serving as an executive officer at the end of 2025.
During 2025, we were managed by three executive officers: Alberto Rodriguez, our Chief Executive Officer and President, who assumed that role on November 21, 2025, having first been named Interim Chief Executive Officer as of October 28, 2024; Debra DeFelice, our Executive Vice President, Chief Financial Officer, and Treasurer who assumed that role on November 21, 2025, having first been named Chief Financial Officer and Treasurer on September 26, 2024; and Mr. René Santaella, who was appointed Chief Growth and Innovation Officer on March 9, 2026, having first been named Chief Operating Officer in October 2024.
The following table sets forth the compensation awarded to, earned by, or paid to Mr. Rodriguez, Ms. DeFelice, and Mr. Santaella, as approved by the Compensation Committee of our Board, which has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Compensation Committee seeks to ensure that the total compensation paid to the executives is fair, reasonable and competitive.

2025 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus (1)	Stock Awards	Option Awards ($)	All Other Compensation ($)	Total ($)
Alberto Rodriguez	2025	746,154	447,692	—	—	—	1,193,846
Chief Executive Officer and President	2024	186,723	—	—	—	—	186,723

Debra DeFelice	2025	481,769	144,231	—	—	—	626,000
Executive Vice President, Chief Financial Officer and Treasurer	2024	226,862	45,000	—	—	—	271,862

René Santaella	2025	438,885	227,200	—	—	—	666,085
Chief Growth and Innovation Officer	2024	408,854	361,200	—	—	—	770,054
(1)The amounts in this column reflect amounts paid to each officer as a discretionary annual incentive awarded by the Compensation Committee for the performance year noted.

Narrative Disclosure to 2025 Summary Compensation Table
Employment Agreement with Alberto Rodriguez
On November 21, 2025, the Company entered into an employment agreement with Alberto Rodriguez, pursuant to which he serves as the Company’s President and Chief Executive Officer. Under the terms of the agreement, Mr. Rodriguez’s annual base salary was increased from $700,000 to $850,000, with scheduled increases to $900,000 on September 1, 2026, and $950,000 on September 1, 2027. Mr. Rodriguez is eligible to receive a discretionary annual cash bonus of up to 60% of his base salary.
The agreement also provides that, upon a qualifying termination of employment, Mr. Rodriguez is entitled to severance equal to six months of base salary, subject to execution of a release of claims in favor of the Company. Mr. Rodriguez is also subject to post-employment restrictive covenants, including a six-month non-competition covenant, a one-year non-solicitation covenant, and a perpetual non-disparagement covenant.
Employment Agreement with Debra DeFelice
On November 21, 2025, the Company entered into an employment agreement with Debra DeFelice, pursuant to which she serves as the Company’s Executive Vice President, Chief Financial Officer and Treasurer. Under the terms of the agreement, Ms. DeFelice’s annual base salary was increased from $450,000 to $550,000, with scheduled increases to $600,000 on September 1, 2026, and $650,000 on September 1, 2027. Ms. DeFelice is eligible to receive a discretionary annual cash bonus of up to 60% of her base salary.
The agreement also provides that Ms. DeFelice is entitled to severance equal to six months of base salary upon a qualifying termination of employment, subject to execution of a release of claims in favor of the Company. She is also subject to post-employment restrictive covenants, including a six-month non-competition covenant, a one-year non-solicitation covenant, and a perpetual non-disparagement covenant.
The compensation arrangements described above are reflected in the Summary Compensation Table for the fiscal year ended December 31, 2025, to the extent applicable.

OUTSTANDING EQUITY AWARDS AT YEAR-END 2025
	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Name	Exercisable	Unexercisable
Alberto Rodriguez	—	—	—	—	—	—
Debra DeFelice	—	—	—	—	—	—
René Santaella	—	—	—	—	—	—
Retirement Plan
The Company sponsors a Section 401(k) retirement savings plan that is available to substantially all employees 18 years of age and older who have at least 30 days of service. Employees may make pre-tax contributions to the plan of up to the annual limit prescribed by the Internal Revenue Service. The Company may make discretionary matching contributions to the plan in the form of cash. No matching contributions were made to the plan in 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
As of April 21, 2026, there were 76,316,142 Class A Shares and 5,413,197 Class B Shares issued and outstanding. The Class A Shares are entitled to an aggregate of 76,316,142 votes and the Class B Shares are entitled to an aggregate of 54,131,970 votes. The following table shows, as of April 21, 2026, the number of shares and percentage of our Class A Shares and Class B Shares held by each person known to us to own beneficially more than five percent of the issued and outstanding Class A Shares or Class B Shares, by our named executive officers and our directors, and by our named executive officers and directors as a group. Unless otherwise specified, the address of each person listed is: c/o MediaCo Holding Inc., 48 W. 25th Street, Floor 3, New York, NY 10010.

	Class A Shares			Class B Shares
Five Percent Shareholders, Directors, Nominees and Named Executive Officers	Amount and Nature of Beneficial Ownership Class A Shares (1) (2)		Percent of Class	Amount and Nature of Beneficial Ownership Class B Shares (1)	Percent of Class	Total Beneficial Ownership of Outstanding MediaCo Interests (2)	Percent of Total Voting Power of Outstanding MediaCo Interests
Standard General, L.P.	40,839,597	(3)	49.97%	5,413,197	100.00%	40,839,597	68.65%
SLF LBI Aggregator, LLC	35,257,476	(4)	43.14%	—	— %	35,257,476	27.03%
HPS Group GP, LLC	35,257,476	(4)	43.14%	—	— %	35,257,476	27.03%
Scott Kapnick	35,257,476	(4)	43.14%	—	— %	35,257,476	27.03%
Named Executive Officers:
Alberto Rodriguez	—		*	—	— %	—	*
Debra DeFelice	—		*	—	— %	—	*
René Santaella	—		*	—	— %	—	*
Directors:
Colbert Cannon	—		*	—	— %	—	*
Andrew P. Glaze	3,685		*	—	— %	3,685	*
Robert L. Greene	—		*	—	— %	—	*
Mary Beth McAdaragh	3,685		*	—	— %	3,685	*
Deborah A. McDermott	7,370		*	—	— %	7,370	*
Brett Pertuz	—		*	—	— %	—	*
Amit Thakrar	—		*	—	— %	—	*
Jacqueline Hernández	—		*	—	— %	—	*

All Executive Officers and Directors as a Group (11 persons)	14,740		0.02%	—	— %	14,740	0.01%
*Less than 1%
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
(4)Based on information contained in a Schedule 13D, as amended, SLF LBI Aggregator, LLC is the record holder of the shares reported herein. HPS Group GP, LLC and Scott Kapnick may be deemed to beneficially own the shares held by SLF LBI Aggregator, LLC by virtue of their control relationships with such entity. The principal business address of HPS Group GP, LLC and Mr. Kapnick is 40 West 57th Street, 33rd Floor, New York, New York 10019, as set forth in the Schedule 13D.
Equity Compensation Plan Information
Information about the Company’s equity compensation plans is presented in Part III of the Original Filing under the caption
“Equity Compensation Plan Information.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Independent Directors

Our board of directors currently consists of 9 members. Of these, our board has determined that eight (Mses. Hernández, McAdaragh and McDermott, and Messrs. Cannon, Glaze, Greene, Pertuz and Thakrar) qualify as “independent directors” under the listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”). In addition, MediaCo is a “Controlled Company” as defined in the Nasdaq listing standards. The Company is, therefore, pursuant to Nasdaq Marketplace Rule 5615(c)(2), exempt from certain aspects of Nasdaq’s listing standards relating to independent directors.
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
MediaCo provided the following consideration for the Purchased Assets:
i.    A warrant (the “Warrant”) to purchase up to 28,206,152 shares of MediaCo’s Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), which was exercised on September 8, 2025 for 28,205,938 shares;
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
The shares of Class A Common Stock issuable upon the exercise of the Warrant and the shares of Class A Common Stock issuable upon the exercise of the Option Agreement (as defined below) represented approximately 43% of the outstanding shares of Class A Common Stock on a fully diluted basis (assuming the full exercise of the Warrant and the Option Agreement).
The Warrant, the shares of Series B Preferred Stock and the Second Lien Term Loan were initially held by an affiliate of HPS.
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
Option Agreement
On April 17, 2024, in connection with the Estrella Acquisition contemplated by the Asset Purchase Agreement, MediaCo and Purchaser entered into an Option Agreement (the “Option Agreement”) with Estrella and certain subsidiaries of Estrella pursuant to which (i) Purchaser was granted the option to purchase 100% of the equity interests of certain subsidiaries of Estrella holding the Estrella Broadcast Assets (the “Option Subsidiaries Equity”) in exchange for 7,051,538 shares of Class A Common Stock, and (ii) Estrella was granted the right to put the Option Subsidiaries Equity to Purchaser for the same consideration beginning six months after the date of the closing of the Estrella Acquisition (the “Closing Date”). On May 1, 2025, the Option Agreement was exercised by Estrella Media, Inc. and MediaCo acquired 100% of the equity interests of Estrella and certain subsidiaries of Estrella in exchange for 7,051,538 shares of Class A common stock.
In connection with the Put Right and the previously executed Asset Purchase Agreement related to the acquisition of Estrella’s assets, the Company entered into an equity purchase agreement on May 1, 2025, that includes certain clawback provisions applicable to HPS, including parties that are considered related parties of the Company.
Pursuant to these provisions, under specified circumstances defined in the equity purchase agreement and the Asset Purchase
Agreement, including the occurrence of certain losses or other financial obligations incurred by the Company in connection with the
Estrella Acquisition, the Company may have the right to require such investors to return or forfeit a portion of the equity interests previously issued to them. In addition, certain debt instruments issued in connection with the transaction may also be subject to similar clawback or repayment provisions.
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
Voting and Support Agreement
On April 17, 2024, in connection with the Estrella Acquisition, SG Broadcasting LLC (“SG Broadcasting”), the holder of shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share (“Class B Common Stock”) representing a majority of the voting power of the shares of MediaCo, entered into a Voting and Support Agreement with MediaCo and Estrella (the “Voting and Support Agreement”), pursuant to which SG Broadcasting agreed to, among other things, and subject to the terms and conditions set forth therein, at any meeting of MediaCo stockholders (including the Stockholders Meeting), or at any adjournment or postponement thereof, vote in favor of the Proposal and against any action or proposal that would reasonably be expected to prevent or materially delay consummation of the Proposal. The Voting Agreement also includes certain customary restrictions on SG Broadcasting’s ability to transfer its shares of MediaCo stock. The Voting Agreement automatically terminated on March 6, 2025 when the Proposal was approved.
Warrant
On April 17, 2024, in connection with the Estrella Acquisition, MediaCo issued the Warrant, which provides for the purchase of up to 28,206,152 shares of Class A Common Stock (the “Warrant Shares”), subject to customary adjustments as set forth in the Warrant, at an exercise price per share of $0.00001. Subject to certain limitations, the Warrant also provides that the Warrant holder has the right to participate in distributions on Class A Common Stock on an as-exercised basis. The Warrant further provides that in no event shall the aggregate number of Warrant Shares issuable to the Warrant holder upon exercise of the Warrant exceed 19.9% of the aggregate number of shares of common stock of MediaCo outstanding, or the voting power of such outstanding shares of common stock, on the business day immediately preceding the issue date for such Warrant Shares, calculated in accordance with the applicable rules of the Nasdaq Capital Market (“Nasdaq”), unless and until the Proposal has been approved. On September 8, 2025 the warrant issued in connection with the Company's acquisition of certain assets of Estrella and its subsidiaries was exercised in exchange for 28,205,938 shares of MediaCo Class A Common Stock.
First Lien Term Loan
In order to finance the Estrella Acquisition, MediaCo and its direct and indirect subsidiaries entered into a maximum $45.0 million first lien term loan credit facility, dated April 17, 2024 (the “First Lien Credit Agreement”), with White Hawk Capital Partners, LP, as term agent thereunder, and the lenders party thereto. Under the terms of the First Lien Credit Agreement, MediaCo received an initial term loan of $35.0 million on April 17, 2024 (the “Initial Loan”) and was provided with a subsequent delayed draw facility of up to $10.0 million that may be provided for additional working capital purposes under certain conditions (the “Delayed Draw” and the loans thereunder, the “Delayed Draw Term Loans”). The Initial Loan and Delayed Draw Term Loans are collectively referred to as the “First Lien Term Loans.” The proceeds of the Initial Loan were used to finance the Transactions, pay off certain existing indebtedness in connection therewith and pay related fees and transaction costs. The Initial Loan will mature on April 17, 2029, and each Delayed Draw Term Loan will mature on the date that is two years after the drawing of such Delayed Draw Term Loan. First Lien Term Loans will be subject to monthly amortization payments equal to 0.8333% of the initial principal amount of the First Lien Term Loans, and monthly interest payments at a rate of SOFR + 6.00%. The First Lien Term Loans are subject to a borrowing base in accordance with the terms of the First Lien Credit Agreement.
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
Shareholders Agreement
On April 17, 2024, in connection with the Estrella Acquisition, MediaCo entered into a stockholders’ agreement with SG Broadcasting and Aggregator (the “Stockholders Agreement”). The Stockholders’ Agreement provides Aggregator (i) the right to designate up to three individuals for election to the Board (each such designee, an “Investor Director Designee”), subject to reduction and termination based on certain MediaCo stock ownership requirements (including that such designation right falls away upon Aggregator ceasing to beneficially own at least ten percent (10%) of the fully diluted MediaCo common stock for ten consecutive days), and (ii) certain consent rights over material actions taken by MediaCo.

Registration Rights Agreement
On April 17, 2024, in connection with the Estrella Acquisition, MediaCo entered into a registration rights agreement with SG Broadcasting and Aggregator (the “Registration Rights Agreement”), pursuant to which MediaCo has granted each of SG Broadcasting and Aggregator customary underwritten shelf takedown and piggyback rights with respect to the registration of shares of Class A Common Stock with the SEC under the Securities Act. In addition, MediaCo has agreed to prepare and file within three months of the Closing Date a registration statement covering the sale or distribution of shares of Class A Common Stock held by SG Broadcasting and Aggregator. Pursuant to the Registration Rights Agreement, SG Broadcasting and Aggregator caused us to file the Registration Statement on Form S-3 and related prospectus dated July 25, 2024, whereby we registered 46,832,646 shares of Class A Common Stock held by SG Broadcasting and Aggregator, as of such date for resale from time to time in one or more offerings or resales. Pursuant to the Registration Rights Agreement, each of SG Broadcasting and Aggregator has the right, subject to certain conditions, to require us to facilitate offerings of its shares of our Class A Common Stock, which would result in such shares becoming freely tradable without restriction under the Securities Act, except to the extent purchased by our affiliates (as defined in Rule 144 under the Securities Act).
We will pay all registration and filing fees and other expenses, including, among other things, reasonable fees and expenses of one counsel for SG Broadcasting and Aggregator, related to any demand or piggyback registration. The Registration Rights Agreement contains customary cross-indemnification provisions, pursuant to which we are obligated to indemnify any selling stockholders in the event of material misstatements or omissions in the registration statement attributable to us, and they are obligated to indemnify us for material misstatements or omissions in the registration statement attributable to them.
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
The Network Affiliation and Supply Agreements terminated with the exercise of the Option Agreement on May 1, 2025.
Relationship and Agreements with SG Broadcasting
On April 17, 2024, SG Broadcasting entered into the Voting and Support Agreement. See "Voting and Support Agreement" for more information.
On October 29, 2024, the Company and Standard media Group LLC ("SMG") entered into an Employee Leasing Agreement, effective as of October 1, 2024 ("the Leasing Agreement"). SMG is a wholly-owned subsidiary of Standard General. Standard General is an affiliate of the controlling shareholder of the Company, SG Broadcasting. Under the Leasing Agreement, the Company obtained the services of several SMG employees to serve various roles for the Company, including with respect to the legal, digital products, broadcast IT, and news operations function. The Leasing Agreement is an at-cost arrangement, with the Company paying only for a percentage of the actual cost of employing each leased employee, with no markup or service fees above the Company's share of the actual fully-loaded cost of each leased employee.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees Paid to Independent Registered Public Accountants
The following table sets forth the fees (including cost reimbursements) paid to Deloitte & Touche LLP, for the year ended December 31, 2025 and Ernst & Young LLP for the year ended December 31, 2024, for various categories of professional services they performed as our independent registered public accountants.

	Year ended December 31, 2024	Year ended December 31, 2025
Audit Fees (1)	$704,250	$1,738,000
Audit-Related Fees (2)	947,968	—
Tax Fees (3)	16,265	161,696
All Other Fees	—	—
Total Fees	$1,668,483	$1,899,696
(1)    Audit fees consist of fees for professional services in connection with the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, review of the Company’s condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, consents, and other services relating to Securities and Exchange Commission filings.
(2)    Audit-related fees consist of fees for professional services related to the Estrella Acquisition and our at-the-market offering.
(3)    Tax fees consist of fees for professional services related to tax advisory and compliance, including tax return preparation and filing of tax returns.
Engagement of the Independent Registered Public Accountants and Approval of Services
During the year ended December 31, 2025, prior to engaging the independent registered public accountants to render the above services and pursuant to its charter, the Audit Committee approved the engagement for each of the services and determined that the provision of such services by the independent registered public accountants was compatible with the maintenance of Deloitte &
Touche LLP’s independence in the conduct of its auditing services.
Under its current charter, the Audit Committee has the sole authority and responsibility to select, evaluate and, where appropriate, replace the independent auditors (or to nominate the independent auditors for shareholder approval), and shall approve all audit engagement fees and terms and all non-audit engagements with the independent auditors. No services were performed during the fiscal year ended December 31, 2025, under the de minimis exception in Rule 2-01(c) (7)(i)(C) of Regulation S-X

PART IV
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
Exhibits
The following exhibits are filed or incorporated by reference as a part of this report (unless otherwise indicated, (i) each filed document from which an exhibit has been incorporated has been filed by the Company, and (ii) the file number with respect to each filed document is 1-39029):

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

1.1	At-The-Market Sales Agreement, dated December 12, 2024, by and among MediaCo Holding, Inc., BTIG, LLC and Moelis & Company LLC.		8-K		1.1	12/13/2024
2.1*	Asset Purchase Agreement by and among MediaCo Holding Inc., MediaCo Operations LLC, Estrella Broadcasting, Inc., and SLF LBI Aggregator, LLC, dated April 17, 2024.		8-K		2.1	4/18/2024
2.2	Equity Purchase Agreement, by and among MediaCo Operations LLC, MediaCo Holding Inc., and the Grantor Parties party thereto, dated February 7, 2025.		10-K	12/31/2025	2.2	3/31/2026
3.1	Amended and Restated Articles of Incorporation of MediaCo Holding Inc., as amended.		10-KT	12/31/2019	3.1	3/27/2020
3.2	Articles of Amendment to Articles of Amendment of Amended & Restated Articles of Incorporation		8-K		3.1	3/27/2023
3.3	Articles of Amendment to Amended & Restated Articles of Incorporation of MediaCo Holding Inc., dated April 17, 2024.		8-K		3.1	4/18/2024
3.4	Amended and Restated Code of Bylaws of MediaCo Holding Inc.		10-K	12/31/2021	3.2	3/24/2022
4.1	Description of Capital Stock		10-KT	12/31/2019	4.1	3/27/2020
4.2	Class A Common Stock Purchase Warrant issued by MediaCo Holding Inc. to SLF LBI Aggregator, LLC, dated April 17, 2024.		8-K		4.1	4/18/2024
10.1*	Voting and Support Agreement by and among Estrella Broadcasting, Inc., MediaCo Holding Inc., and SG Broadcasting LLC, dated April 17, 2024.		8-K		10.1	4/18/2024
10.2†	MediaCo Holding Inc. 2021 Equity Compensation Plan		Definitive Proxy		Ex. A	4/2/2021
10.3	Promissory Note, dated as of November 25, 2019, by MediaCo Holding Inc. in favor of Emmis Communications Corporation		8-K		10.8	11/27/2019
10.4†	Form of Restricted Stock Agreement under 2020 Equity Compensation Plan.		10-Q	6/30/2020	10.2	8/14/2020

10.5	Term Loan Agreement dated as of April 17, 2024, between MediaCo Holding Inc., as Borrower, the financial institutions party thereto as lenders and WhiteHawk Capital Partners LP as Term Agent.	8-K		10.2	4/18/2024
10.6	Second Lien Term Loan Agreement dated as of April 17, 2024, between MediaCo Holding Inc., as Borrower, the financial institutions party thereto as lenders and HPS Investment Partners, LLC as Term Agent.	8-K		10.3	4/18/2024
10.7	Shareholders Agreement by and among MediaCo Holding Inc., SLF LBI Aggregator, LLC, and SG Broadcasting LLC, dated April 17, 2024.	8-K		10.4	4/18/2024
10.8	Registration Rights Agreement by and among MediaCo Holding Inc., SG Broadcasting LLC, and SLF LBI Aggregator, LLC, dated April 17, 2024.	8-K		10.5	4/18/2024
10.9	Option Agreement by and among MediaCo Operations LLC, MediaCo Holding Inc., Estrella Broadcasting, Inc., Estrella Media, Inc., and the other parties named therein, dated April 17, 2024.	10-Q		10.6	9/18/24
10.10	Network Program Supply Agreement by and among MediaCo Operations LLC and Estrella Media, Inc., dated April 17, 2024.	10-Q		10.7	9/18/24
10.11	Network Affiliation Agreement by and among MediaCo Operations LLC and Estrella Media, Inc., dated April 17, 2024.	10-Q		10.8	9/18/24
10.12	First Amendment and Limited Consent to Credit Agreement dated as of September 10, 2024, by and between MediaCo Holding Inc., as Borrower, the financial institutions party thereto as lenders and WhiteHawk Capital Partners LP as Term Agent.	8-K		10.1	9/16/24
10.13	Limited Consent to Credit Agreement dated as of September 10, 2024, between MediaCo Holding Inc., as Borrower, the financial institutions party thereto as lenders and HPS Investment Partners, LLC, as Term Agent.	8-K		10.2	9/16/24
10.14†	Separation and General Release Agreement, dated as of October 1, 2024, by and between MediaCo Holding, Inc. and Ann C. Beemish.	8-K		99.1	10/7/24
10.15	Independent Contractor Consulting Agreement, dated as of October 1, 2024, by and between MediaCo Holding, Inc. and Ann C. Beemish.	8-K		99.2	10/7/24
10.16	Employee Leasing Agreement.	8-K		10.1	10/30/24
10.17†	MediaCo Holding Inc. 2025 Equity Compensation Plan	Definitive Proxy		Ex. A	6/27/25
10.18†	Employment Agreement between MediaCo Holding Inc. and Alberto Rodriguez, dated November, 21, 2025.	10-K	12/31/2025	10.18	3/31/2026
10.19†	Employment Agreement between MediaCo Holding Inc. and Debra DeFelice, dated November 21, 2025.	10-K	12/31/2025	10.19	3/31/2026
19	Amended and Restated Securities Trading Policy.	10-K	12/31/2024	19	4/15/2025
21	Subsidiaries of MediaCo Holding Inc.	10-K	12/31/2025	21	3/31/2026
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP	10-K	12/31/2025	23.1	3/31/2026

23.2	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP		10-K	12/31/2025	23.2	3/31/2026
31.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of MediaCo Holding Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97†	MediaCo Holding Inc. Compensation Recoupment Policy		10-K	12/31/23	97	4/1/24
101.INS	Inline XBRL Instance Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
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

MEDIACO HOLDING INC.

Date: April 30, 2026	By:	/s/ Alberto Rodriguez
Alberto Rodriguez
Chief Executive Officer and President (Principal Executive Officer)

Date: April 30, 2026	By:	/s/ Debra DeFelice
Debra DeFelice
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)