Form 10-Q
period 2026-03-31
Mediaco Holding Inc.
filed 2026-05-15
CIK 1784254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐    No   ☒
The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of May 13, 2026, was:

76,316,142	Shares of Class A common stock, $.01 Par Value
5,413,197	Shares of Class B common stock, $.01 Par Value
—	Shares of Class C common stock, $.01 Par Value

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
NET REVENUES	$31,386	$28,030
OPERATING EXPENSES:
Operating expenses	34,822	29,212
Corporate expenses	1,666	1,593
Depreciation and amortization	1,676	1,769
Loss on disposal of assets	752	139
Total operating expenses	38,916	32,713
OPERATING LOSS	(7,530)	(4,683)
OTHER INCOME (EXPENSE):
Interest expense, net	(3,940)	(3,754)
Other income, net	3,679	111
Total other expense	(261)	(3,643)
LOSS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	(7,791)	(8,326)
PROVISION FOR INCOME TAXES	1,322	280
LOSS BEFORE EQUITY METHOD INVESTMENTS	(9,113)	(8,606)
EQUITY LOSS IN INVESTMENTS	(255)	—
NET LOSS	(9,368)	(8,606)
Net income attributable to noncontrolling interest	—	197
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(9,368)	$(8,803)

Net loss per share attributable to common shareholders - basic and diluted	$(0.11)	$(0.12)

Weighted-average common shares outstanding - basic and diluted	81,672	74,452
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2026	December 31, 2025
(in thousands, except share data)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,109	$5,109
Accounts receivable, net of allowance for credit losses of $1,222 and $1,671, respectively	26,785	33,326
Current programming rights	460	655
Prepaid expenses and other current assets	3,962	2,556
Assets held for sale	—	427
Total current assets	34,316	42,073
PROPERTY AND EQUIPMENT, NET	16,272	17,639
GOODWILL	8,403	8,403
INTANGIBLE ASSETS, NET	171,999	172,718
OPERATING LEASE RIGHT OF USE ASSETS	39,794	45,830
OTHER NONCURRENT ASSETS	4,117	4,395
Total assets	$274,901	$291,058
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,015	$36,913
Accrued expenses	11,580	14,815
Current maturities of long-term debt	10,000	10,000
Accrued salaries and commissions	4,643	5,337
Deferred revenue	8,279	9,598
Operating lease liabilities	5,794	6,746
Income taxes payable	5,473	4,972
Other current liabilities	2,012	2,683
Total current liabilities	88,796	91,064
LONG TERM DEBT, NET OF CURRENT	64,114	63,284
SERIES B PREFERRED STOCK	42,903	41,320
OPERATING LEASE LIABILITIES, NET OF CURRENT	29,472	36,007
UNRECOGNIZED TAX LIABILITY	9,044	8,386
OTHER NONCURRENT LIABILITIES	4,719	4,683
Total liabilities	239,048	244,744
COMMITMENTS AND CONTINGENCIES (See Note 8)
EQUITY:
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 76,304,838 shares and 76,307,330 shares at March 31, 2026, and December 31, 2025, respectively	763	763
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 5,413,197 shares at March 31, 2026, and December 31, 2025	54	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	139,176	140,269
Accumulated deficit	(104,140)	(94,772)
Total equity	35,853	46,314
Total liabilities and equity	$274,901	$291,058
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A common stock		Class B common stock		Warrant Shares	Additional paid-in capital	Accumulated Deficit	Noncontrolling Interests	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2025	76,307,330	$763	5,413,197	$54	$—	$140,269	$(94,772)	$—	$46,314
Net loss	—	—	—	—	—	—	(9,368)	—	(9,368)
Stock-based compensation expense	—	—	—	—	—	4	—	—	4
Issuance of class A to employees, officers and directors, net of withholdings	(2,492)	—	—	—	—	(2)	—	—	(2)
Equity Clawback (Note 11)	—	—	—	—	—	(1,095)	—	—	(1,095)
BALANCE, MARCH 31, 2026	76,304,838	$763	5,413,197	$54	$—	$139,176	$(104,140)	$—	$35,853

BALANCE, DECEMBER 31, 2024	41,274,103	$413	5,413,197	$54	$—	$89,726	$(28,074)	$20,402	$82,521
Net loss	—	—	—	—	—	—	(8,803)	197	(8,606)
Sale of class A common shares	7,240	—	—	—	—	8	—	—	8
Stock-based compensation expense	—	—	—	—	—	38	—	—	38
Issuance of class A to employees, officers and directors, net of withholdings	(53,823)	(1)	—	—	—	(64)	—	—	(65)
Warrant shares	—	—	—	—	32,155	—	—	—	32,155
BALANCE, MARCH 31, 2025	41,227,520	$412	5,413,197	$54	$32,155	$89,708	$(36,877)	$20,599	$106,051
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(9,368)	$(8,606)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities -
Depreciation and amortization	1,676	1,769
Amortization of debt discount	207	152
Amortization of fair value debt adjustments	738	539
Noncash interest expense	1,498	1,414
Noncash lease expense	599	740
Noncash Gain on remeasurement of lease	(1,614)	—
Provision for bad debts	(414)	(207)
Provision for deferred income taxes	227	280
Loss on equity method investment	255	—
Other noncash items	761	179
Changes in assets and liabilities
Accounts receivable	6,955	965
Prepaid expenses and other current assets	(1,213)	1,739
Other assets	97	4,756
Accounts payable and accrued liabilities	(19)	1,995
Deferred revenue	(1,319)	1,343
Operating lease liabilities	(436)	(445)
Other liabilities	(665)	(4,556)
Net cash (used in) provided by operating activities	(2,035)	2,057
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(124)	(55)
Investment in equity method investment	(255)	—
Proceeds from the sale of property and equipment	551	—
Net cash provided by (used in) investing activities	172	(55)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of class A common stock	—	8
Finance lease principal payments	(133)	(111)
Settlement of tax withholding obligations	—	(65)
Net cash used in financing activities	(133)	(168)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,996)	1,834
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	7,095	6,933
End of period	$5,099	$8,767
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,440	$1,531
Cash paid for income taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING:
Capital expenditures received in exchange for liabilities included in deferred revenue	$193	$123
The accompanying notes are an integral part of these condensed consolidated financial statements.

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
Our portfolio includes a national network, as well as digital, and commercial operations. Our broadcasting assets consist of thirteen radio stations, including two located in New York City, WQHT(FM) and WBLS(FM) (the “Stations”), which serve the New York City demographic market area and primarily target Black, Hispanic, and multi-cultural consumers. The remaining eleven radio stations serve Los Angeles, CA, Houston, TX, and Dallas, TX. Our assets also include nine television stations serving Los Angeles, CA, Houston, TX, Denver, CO, New York, NY, Chicago, IL and Miami, FL. Our portfolio includes the Estrella brands including the EstrellaTV network, its linear and digital video content business, and its digital channels, including eight free ad-supported television (“FAST”) channels: EstrellaTV, Estrella News, Cine EstrellaTV, Estrella Games, EstrellaTV Mexico, Curiosity Explora, Curiosity Motores, and Curiosity Animales. We derive our revenues primarily from radio, television and digital advertising sales, and also generate revenues from events, including sponsorships and ticket sales, licensing, and syndication.
Unless the context otherwise requires, references to “we,” “us,” and “our” refer to MediaCo and its subsidiaries.
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all disclosures required for annual financial statements.
In the opinion of management, all adjustments necessary for a fair presentation, consisting of normal recurring adjustments, have been included. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts have been reclassified to conform to the current year presentation.
Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements.
The significant accounting policies applied in preparing these condensed consolidated financial statements are consistent with those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“fiscal year 2025”), filed with the SEC on March 31, 2026, except as otherwise disclosed herein. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2026.
Cash, Cash Equivalents and Restricted Cash
Restricted cash of $2.0 million as of March 31, 2026 and December 31, 2025 was held as collateral for a letter of credit entered into in connection with the lease in New York City for our radio operations and corporate offices, which expires in October 2039. The Company may be eligible to reduce the required security deposit in future periods upon satisfaction of certain conditions under the lease.
Allowance for Credit Losses
The activity in the allowance for credit losses for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
Beginning Balance	$1,671	$1,079
Change in Provision	(414)	(207)
Write Offs	(35)	—
Ending Balance	$1,222	$872
Fair Value Measurements
The Company’s fair value hierarchy classification of financial instruments measured at fair value on a recurring basis has not changed during the three months ended March 31, 2026. The carrying value of the Company’s long-term debt approximates fair value due to its variable interest rate structure. The Company did not have any material transfers between Levels 1, 2, or 3 of the fair value hierarchy during the period.
Goodwill and Indefinite-lived Intangibles
The Company evaluates goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate potential impairment. No impairment charges were recorded during the three months ended March 31, 2026 and 2025.
Production Costs
Amortization expense for the three months ended March 31, 2026 and 2025 was $0.2 million and zero, respectively, which is included in operating expenses.
Advertising Costs
Advertising costs are expensed when incurred. Advertising expenses were $0.3 million and $0.1 million as of March 31, 2026 and 2025, respectively.
Deferred Revenue and Barter Transactions
Deferred revenue includes makegood liabilities associated with network sales contracts and deferred barter transactions. As of March 31, 2026 and December 31, 2025, the makegood liability balance was $6.3 million and $7.7 million, respectively. The makegood liability is expected to be recognized over various periods not anticipated to exceed four years.
The makegood liability account activity as of March 31, 2026 and 2025, and the barter revenue and barter expense transactions for the three months ended March 31, 2026 and 2025 are as follows:

	March 31, 2026	March 31, 2025
Beginning Makegood Liability Balance	$7,651	$9,221
Makegood Revenue Recognized	1,432	542
New Makegood Obligations	32	729
Ending Makegood Liability Balance	$6,251	$9,408

	Three Months Ended March 31,
	2026	2025
Barter Revenue	$486	$439
Barter Expenses	$486	$407

Variable Interest Entities
Prior to May 1, 2025, the Company consolidated certain entities as a variable interest entity (“VIE”). Following shareholder approval on March 6, 2025, of the issuance of Class A common stock in connection with the exercise of a warrant and a Put Right, the Put Right was exercised on May 1, 2025, pursuant to which the Company acquired 100% of the equity interests of Estrella and certain subsidiaries in exchange for 7,051,538 shares of Class A common stock. As a result, Estrella became a wholly owned subsidiary and is no longer considered a VIE. Accordingly, the Company did not consolidate any VIEs subsequent to May 1, 2025.
Estimates
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
Going Concern
The accompanying condensed consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
As of March 31, 2026, the Company has near-term debt maturities, a working capital deficit, and liquidity constraints. Management evaluated these conditions in accordance with applicable accounting guidance and determined that, absent the successful execution of its plans, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.
Management has concluded that our ability to continue as a going concern is dependent on our ability to execute our business plan and/or implement other strategic options. Management is prepared to implement additional cost cutting measures, as necessary, intends to seek refinancing and to raise additional capital to meet its debt service and working capital obligations, if needed. However, while the Company has been successful in obtaining additional liquidity in the past, no assurances can be made that the Company will receive such liquidity in the future, or that the other actions described above will alleviate substantial doubt about our ability to continue as a going concern.
The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Recent Accounting Pronouncements Not Yet Implemented
In November 2024, the FASB issued ASU 2024-03, Accounting Standards Update 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating this guidance and its impact on the Company's condensed consolidated financial statements and financial statement disclosures.
In July 2025, the FASB issued ASU 2025‑05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendment provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions. Under the expedient, an entity may assume that current conditions at the balance‑sheet date remain constant over the remaining life of these assets, simplifying the application of the current expected credit loss model. ASU 2025‑05 is effective for annual periods beginning after December 15, 2025, and is to be applied on a prospective basis. Early adoption is permitted. The Company is evaluating whether to elect the practical expedient; however, based on the short‑term nature of its advertising receivables and historical collection patterns, the Company does not expect adoption of this guidance to have a material impact on its condensed consolidated financial statements.

2. EARNINGS PER SHARE
Basic and diluted net loss per share is computed using the two-class method, which allocates earnings to each class of common stock and participating securities based on their respective rights to receive dividends and undistributed earnings. Certain warrants to purchase Class A common stock are considered participating securities because they have the right to participate in distributions with common shareholders on an as-exercised basis. During periods of net loss, participating securities are not allocated losses as they are not contractually obligated to share in such losses. The Company has elected to allocate earnings based on loss from operations. For periods in which the Company reports a net loss, all potentially dilutive securities are anti-dilutive. Accordingly, basic and diluted weighted-average shares outstanding are the same for the periods presented.
The following table presents a reconciliation of basic and diluted net loss per share attributable to Class A and Class B common shareholders:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(9,368)	$(8,606)
Less: Net loss attributable to noncontrolling interests	—	(197)
Net loss attributable to common shareholders for basic and diluted earnings per share	$(9,368)	$(8,803)

Denominator:
Weighted-average shares of common stock outstanding - basic and diluted	81,672	74,452

Earnings per share of common stock attributable to common shareholders:
Net loss per share attributable to common shareholders - basic and diluted	$(0.11)	$(0.12)

The following items were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

	Three Months Ended March 31,
(in thousands)	2026	2025
Option agreement shares	—	7,052
Restricted stock awards	53	426
Total anti-dilutive shares	53	7,478

3. INVESTMENT IN UNCONSOLIDATED AFFILIATES
On January 1, 2026, the Company acquired an investment in Sigma (“Investee”), a limited liability company operating an audio advertising and media network. The Company accounts for the investment under the equity method of accounting as it does not control the Investee.
Under the Investee’s operating agreement, eMedia serves as manager and controls the significant operating activities of the Investee.
Pursuant to the operating agreement, the Company is committed to fund up to $1.0 million of the Investee’s operating needs during the initial funding period. Contributions are accounted for as capital contributions and included in the carrying value of the investment. As of March 31, 2026, the Company has contributed $0.3 million to the Investee. The Company has remaining funding commitments of $0.7 million, under the agreement.
Under the operating agreement, the Company is allocated 100% of the Investee’s profits and losses until recovery of its initial capital contributions, after which profits and losses are allocated 60% to the Company and 40% to eMedia.
During the three months ended March 31, 2026, the Company recognized losses of $0.3 million which is included in equity loss in investments in the condensed consolidated statements of operations. This has reduced the investment in the Investee balance to zero as of March 31, 2026. No cash distributions were received during the period.
Summarized financial information for equity method investees has not been presented as such information is not material to the Company’s condensed consolidated financial statements.

4. INTANGIBLE ASSETS AND GOODWILL
As of March 31, 2026 and December 31, 2025, intangible assets and goodwill consisted of the following:

	March 31, 2026	December 31, 2025
Goodwill	$8,403	$8,403
Indefinite-lived intangible assets:
FCC licenses	$162,800	$162,800
Definite-lived intangible assets:
Customer relationships	$8,463	$9,083
Software	704	791
Other	32	44
Total definite-lived intangible assets, net	$9,199	$9,918
Total intangible assets, net and goodwill	$180,402	$181,121
Definite-lived intangibles
The following table presents the weighted-average useful life at March 31, 2026, and the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at March 31, 2026 and December 31, 2025:

		March 31, 2026			December 31, 2025
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	13.3	$13,704	$5,241	$8,463	$13,704	$4,621	$9,083
Software	2.2	1,733	1,029	704	1,733	942	791
Other	0.6	256	224	32	256	212	44
Total		$15,693	$6,494	$9,199	$15,693	$5,775	$9,918
The software was developed internally by our radio operations and represents our updated website and mobile application, which offer increased functionality and opportunities to grow and interact with our audience. They cost $1.7 million to develop and useful lives of five years and seven years were assigned to the application and website, respectively. The customer relationships and time brokerage agreements (“Other”) were acquired as part of the Estrella acquisition.
Total amortization expense from definite-lived intangible assets for each of the three months ended March 31, 2026 and 2025 and included in the depreciation and amortization line item in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2026	2025
Amortization expense	$720	$832
The Company estimates amortization expense for each of the next five years as follows:

Amortization Expense
2026 (from April 1)	$1,759
2027	1,931
2028	1,398
2029	992
2030	766
After 2030	2,353
Total	$9,199
5. PROGRAMMING RIGHTS

Program rights expected to be amortized to expense in the following 12-month period are classified as current assets and program rights payable within the following 12-month period are classified as current liabilities. Long-term program rights assets are classified as noncurrent acquired programming rights. The Company did not have any long-term program rights liabilities as of March 31, 2026 and December 31, 2025. All program rights payables are included in other current liabilities as of March 31, 2026 and December 31, 2025. Amortization expense for the three months ended March 31, 2026 and 2025, was $0.3 million and $0.4 million, respectively, which is included in operating expenses. The Company evaluates programming rights for impairment whenever indicators of loss are present. No impairment was recorded during the periods presented.
The Company estimates amortization expense as follows:

Amortization Expense
2026 (from April 1)	$362
2027	122
2028	7
Total	$491
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
The Company is obligated to pay fixed license fees totaling $7.2 million over the term of the contract, payable in monthly installments during each season. Additional consideration is due for playoff events and for per-event production services. The Company also agreed to provide the syndicate $1.0 million per season of promotional airtime, measured at fair value, in lieu of cash consideration. The sublicense expires following completion of the 2027-28 season and is non-renewable except by mutual agreement. There were no promotional airtime expenses, license fees expensed were $0.7 million and production costs expensed were $0.2 million for the three months ended March 31, 2026.
6. REVENUE
The Company generates revenue from the sale of services including, but not limited to: (i) on-air commercial broadcast time, (ii) non-traditional revenues including event-related revenues and event sponsorship revenues, and (iii) digital advertising. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue. Certain network sales contracts include a guaranteed number of units. If the guarantee is not met, the Company is obligated to provide additional units at no charge until the guaranteed number of units is met, referred to as a makegood liability. The liability for each contract is calculated by determining the cost per guarantee per the original contract, multiplied by the number of deficiency units. As of March 31, 2026, the makegood liability which is associated with these network sales and contracts was $6.3 million and is expected to be recognized at various times, but not anticipated to exceed four years and is included in Deferred revenue in the condensed consolidated financial statements. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Advertising revenues presented in the condensed consolidated financial statements are reflected on a net basis, after the deduction of advertising agency fees, usually at a rate of 15% of gross revenues.
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
Disaggregation of revenue
The following table presents the Company's revenues disaggregated by revenue source:

	Three Months Ended March 31, 2026
	Audio	Video	Consolidated
Net revenues:
Spot Radio & TV Advertising	$8,204	$5,993	$14,197
Digital	377	15,162	15,539
Syndication	332	—	332
Events and Sponsorships	146	9	155
Other	704	459	1,163
Total net revenues	$9,763	$21,623	$31,386

	Three Months Ended March 31, 2025
	Audio	Video	Consolidated
Net revenues:
Spot Radio & TV Advertising	$10,603	$5,428	$16,031
Digital	1,125	8,412	9,537
Syndication	653	15	668
Events and Sponsorships	236	3	239
Other	1,075	480	1,555
Total net revenues	$13,692	$14,338	$28,030

7. LONG-TERM DEBT, WARRANTS, AND SERIES B PREFERRED STOCK
Long-term debt, and Series B Preferred Stock was comprised of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
First Lien Term Loans	$45,000	$45,000
Second Lien Term Loan	31,099	30,446
Less: Current maturities	(10,000)	(10,000)
Less: Unamortized original issue discount and deferred financing costs	(1,985)	(2,162)
Total long-term debt	$64,114	$63,284

Series B Preferred Stock	$42,903	$41,320
First Lien Term Loans
The Company has a first lien term loan credit facility (the “First Lien Credit Agreement”) of $45.0 million with WhiteHawk Capital Partners, LP, as administrative and collateral agent, and various lenders from time-to-time party thereto.
The term loans under the First Lien Credit Agreement bear interest at a rate of SOFR + 6.00%.and require monthly interest payments. The First Lien Credit Agreement consists of an $35.0 million initial term loan (the “Initial Term Loan”) and delayed draw term loans in an aggregate amount up to $10.0 million (the “Delayed Draw Term Loans”). The first of such Delayed Draw Term Loans of $5.0 million was made on May 2, 2024 and the second of such Delayed Draw Term Loans of $5.0 million was made on July 17, 2024. The Initial Term Loan matures on April 17, 2029. During the first quarter of 2026, the Company obtained an amendment that extended the maturity of its First Lien Credit Agreement debt previously due in May 2026 to July 30, 2026 and waived certain covenant requirements. As of March 31, 2026, the Company was in compliance with all applicable financial covenants.
Second Lien Term Loan
The Company has a $30.0 million second lien term loan credit facility (the “Second Lien Credit Agreement” or the “2L Term Loan”) with HPS Investment Partners, LLC (“HPS”), as administrative and collateral agent, and various financial institutions from time-to-time party thereto. The Second Lien Credit Agreement was initially recorded at a discount and is accreted to its redemption value over its term, with such accretion recognized in Interest expense, net in the condensed consolidated financial statements.
The 2L Term Loan will mature on April 17, 2029 and is subject to monthly interest payments at a rate of SOFR + 6.00%, of which the 6.00% may be paid-in-kind (“PIK”) at the Company’s election. In 2024, the Company elected to PIK the 6.00% spread monthly.
During the first quarter of 2026, the Company entered into an amendment to its Second Lien Credit Agreement that waived certain covenant requirements. As of March 31, 2026, the Company was in compliance with all applicable financial covenants.
Series B Preferred Stock
The Company has 60,000 shares of Series B Preferred Stock with an aggregate initial liquidation value of $60.0 million. The Series B Preferred Stock was initially recorded at a discount and is accreted to its redemption value over its term, with such accretion recognized in Interest expense, net in the condensed consolidated financial statements.
The Series B Preferred Stock was issued in April 2024 and accrues dividends at an annual rate of 6.00% of its liquidation value, payable in kind, and is mandatorily redeemable after seven years from issuance in April 2031. The Series B Preferred Stock is not convertible into other equity securities and is classified as a long-term liability.
The Series B Preferred Stock ranks senior to the Company’s common stock and restricts the Company’s ability to make certain distributions to junior or pari passu equity holders.
Warrant Shares
The Company issued a warrant to purchase up to 28,206,152 shares of Class A common stock, at an exercise price per share of $0.00001. The warrant provided the holder with the right to participate in distributions on an as-exercised basis.
Shareholder approval required for full exercise of the warrant was obtained on March 6, 2025. On September 5, 2025 the warrant issued in connection with the Company’s acquisition of certain assets of Estrella and its subsidiaries was exercised in exchange for 28,205,938 shares of MediaCo Class A Common Stock, par value $0.01 per share.

Based on amounts outstanding at March 31, 2026, mandatory principal payments of long-term debt and preferred stock for the next five years and thereafter are summarized below:

Year ended	First Lien Term Loans	Second Lien Term Loan	Series B Preferred Stock	Total Payments
Remainder of 2026 (from April 1)	$10,000	$—	$—	$10,000
2027	2,625	2,250	—	4,875
2028	3,500	3,000	—	6,500
2029	28,875	24,750	—	53,625
Thereafter	—	—	60,000	60,000
Total	$45,000	$30,000	$60,000	$135,000
8. COMMITMENTS AND CONTINGENCIES
Commitments
The Company is subject to certain contingent liabilities arising in the normal course of business. These include guarantees, indemnifications, and other arrangements that could require the Company to make payments to third parties under certain circumstances.
As of March 31, 2026, management has evaluated all known contingent matters and believes that any potential losses that may arise from such arrangements are not probable or are not reasonably estimable. Accordingly, no liability has been recorded in the accompanying financial statements.
Legal Matters
From time to time, our stations are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.
9. INCOME TAXES
The effective tax rate for the three months ended March 31, 2026 and 2025 was (17)% and (3)%, respectively. Our effective tax rate for the three months ended March 31, 2026 differs from the statutory tax rate primarily due to the recording of additional interest and penalties on an uncertain tax position as well as the continued recognition of additional valuation allowance.
ASC Subtopic 740-10 clarified the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute of the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that reaches greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2026 and December 31, 2025, we recorded approximately $7.7 million of gross tax liability for uncertain tax positions related to federal and state income tax returns filed. Additionally, we recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision. As of March 31, 2026 and December 31, 2025, the amount of interest accrued was approximately $0.4 million and $0.2 million, respectively, and the amount of penalties accrued was approximately $1.4 million and $0.5 million, respectively, which did not include the federal tax benefit of interest deductions.
10. LEASES
We have operating leases for office space and tower space expiring at various dates through December 2047 and finance leases for broadcast tower space expiring in March 2029. Some leases have options to extend and some have options to terminate. Operating leases are included in lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities in our condensed consolidated balance sheets. Finance leases are included in deposits and other, other current liabilities, and other noncurrent liabilities in our condensed consolidated balance sheet.
We elected not to apply the recognition requirements of ASC 842, Leases, to short-term leases, which are deemed to be leases with a lease term of 12 months or less. Instead, we recognized lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized during both the three months ended March 31, 2026 and 2025 was not material.
On February 27, 2026, the Company entered into an amendment to an existing lease agreement. The amendment resulted in a remeasurement of the related lease liability and right-of-use (“ROU”) asset. As a result of the remeasurement, both the lease liability and the ROU asset decreased; however, the reduction in the lease liability exceeded the decrease in the ROU asset.

During the period, the Company remeasured and modified its lease, which resulted in a reduction of lease liabilities of $7.0 million, including a $1.0 million reduction in current lease liabilities and a $6.0 million reduction in non-current lease liabilities, and a reduction of the ROU asset of $5.4 million. As a result, the Company recognized a remeasurement gain of $1.6 million, representing the excess of the reduction in the lease liability over the reduction in the ROU asset. This gain is included in other income in the Company’s condensed consolidated statements of operations.
The impact of operating leases to our condensed consolidated financial statements was as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$1,724	$2,039
Operating cash flows from operating leases	$1,554	$1,714

	March 31, 2026	December 31, 2025
Weighted average remaining lease term - operating leases (in years)	11.6	12.1
Weighted average discount rate - operating leases	11.5%	11.7%
The impact of finance leases to our condensed consolidated financial statements was as follows:

	Three Months Ended March 31,
	2026	2025
Finance lease cost	$133	$230
Cash flows from finance leases	$194	$187

	March 31, 2026	December 31, 2025
Weighted average remaining lease term - finance leases (in years)	3.0	3.2
Weighted average discount rate - finance leases	11.3%	11.3%
As of March 31, 2026, the annual minimum lease payments of our operating and finance lease liabilities were as follows:

	Operating Leases	Finance Leases
2026 (from April 1)	$4,591	$605
2027	5,921	831
2028	5,819	864
2029	5,469	218
2030	5,406	—
Thereafter	38,194	—
Total lease payments	65,400	2,518
Less imputed interest	(30,134)	(377)
Total recorded operating lease liabilities	$35,266	$2,141
11. RELATED PARTY TRANSACTIONS
Estrella Put Right and Equity Clawback
In connection with the Company’s acquisition of Estrella, the Company entered into agreements with HPS, that contain equity clawback provisions. Under these provisions, the Company may require the return or forfeiture of equity interests under specified circumstances.
The potential exercise of these clawback provisions could result in the reduction or cancellation of equity interests held by such related party investors and the repayment or forfeiture of related debt obligations. The magnitude and timing of any such clawback would depend on the occurrence and amount of qualifying losses or obligations as defined in the applicable agreements and could be material to the Company’s consolidated financial statements. At March 31, 2026 as a result of the increase in the uncertain tax position and corresponding interest and penalties, the Company reduced equity by an additional $1.1 million pursuant to the equity clawback feature. At March 31, 2026 and December 31, 2025, $9.0 million and $7.9 million, respectively, of equity interests were subject to clawback, while no debt instruments have been subject to clawback.

Second Lien Term Loan
The Company entered into a $30.0 million Second Lien Credit Agreement with HPS, as administrative and collateral agent, and certain financial institutions affiliated with HPS. HPS is a significant shareholder of the Company and, as such, the Second Lien Credit Agreement constitutes a related-party transaction.
The 2L Term Loan bears interest at a rate of SOFR + 6.00%, which may be paid-in-kind (“PIK”) at the Company’s election. During 2024, the Company elected to PIK the 6.00% spread monthly. Interest expense recognized on the 2L Term Loan, including both cash and PIK interest, totaled approximately $0.8 million for the three months ended March 31, 2026 and 2025. The outstanding balance owed to HPS as of March 31, 2026, was $31.1 million, inclusive of PIK interest accreted to principal.
Additional details regarding the Second Lien Credit Agreement are provided in Note 7 — Long-Term Debt, Warrants, and Series B Preferred Stock
Consulting Agreements & Other Activity
On October 29, 2024, the Company and Standard Media Group LLC (“SMG”) a wholly owned subsidiary of Standard General, entered into an Employee Leasing Agreement, effective as of October 1, 2024 (the “Leasing Agreement”). Under the Leasing Agreement, the Company will obtain the services of several SMG employees to serve various roles for the Company, including with respect to the legal, digital products, broadcast IT, and news operations function. The Leasing Agreement is an at-cost arrangement, with the Company paying only for a percentage of the actual cost of employing each leased employee, with no markup or service fees above the Company’s share of the actual fully-loaded cost of each leased employee. For the three months ended March 31, 2026 and 2025, $0.2 million of fees were incurred related to this agreement. As of March 31, 2026 and December 31, 2025, the outstanding unpaid balances were 0.2 million and $0.7 million, respectively.
On April 17, 2025, the Company and Paducah Television Operations LLC (“PTO”), a subsidiary of SMG, entered into a Support Agreement, effective as of April 17, 2025 (the “PTO Support Agreement”) and continues for a term of six months unless terminated earlier by either party with 30 days written notice. On November 5, 2025, an amendment was entered into to extend the term of this agreement for an additional 12 months. Under the PTO Support Agreement, the Company will provide operational support to PTO, including, but not limited to, finance and legal assistance, human resources, sales, and production of certain marketing materials. In return for providing these services, the Company will receive payment at the mutually agreed upon rate. For the three months ended March 31, 2026 and 2025, $2.4 million and zero fees were earned related to this agreement and is recorded in other income on the condensed consolidated statements of operations. $1.8 million and $0.8 million fees were still owed to the Company as of March 31, 2026 and December 31, 2025.

12. SEGMENT INFORMATION
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
The Company’s Audio Segment includes both MediaCo’s and Estrella’s radio stations serving the New York City, NY, Los Angeles, CA, Houston, TX, and Dallas, TX demographic market areas that primarily target Black, Hispanic, and multi-cultural consumers. The Audio Segment derives revenues primarily from radio and digital advertising sales, but also generates revenues from events, including sponsorships and ticket sales, licensing, and syndication.
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

Three Months Ended March 31, 2026	Audio	Video	Consolidated
Net revenues	$9,763	$21,623	$31,386
Operating expenses	12,710	22,112	34,822
Depreciation and amortization	956	720	1,676
Other segment items(2)	881	(129)	752
Segment operating loss	$(4,784)	$(1,080)	$(5,864)
Corporate and other (1)			1,666
Interest expense, net			3,940
Other income			(3,679)
Loss before equity method investments and income taxes			$(7,791)

Three Months Ended March 31, 2025	Audio	Video	Consolidated
Net revenues	$13,692	$14,338	$28,030
Operating expenses	11,934	17,278	29,212
Depreciation and amortization	924	845	1,769
Other segment items(2)	139	—	139
Segment operating income (loss)	$695	$(3,785)	$(3,090)
Corporate and other (1)			1,593
Interest expense, net			3,754
Other income			(111)
Loss before income taxes			$(8,326)
(1) Corporate and other is not an operating segment. Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions.

(2) Audio’s other segment items consist of loss on disposal of assets.
Assets by reportable segment were as follows:

Total Assets	Audio	Video	Corporate and other(3)	Consolidated
March 31, 2026	$148,855	$122,937	$3,109	$274,901
December 31, 2025	$169,222	$116,727	$5,109	$291,058
(3) Corporate and other is not an operating segment. Corporate and other assets primarily include cash and cash equivalents.
13. SUBSEQUENT EVENTS
On April 3, 2026, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register shares of its common stock issuable under the Company’s equity compensation plans. The filing was made to facilitate the grant and issuance of equity-based awards, including stock options and restricted stock units, to eligible employees, directors, and consultants. The Company believes that the availability of registered shares under the Form S-8 will support its ongoing compensation strategy and align the interests of its personnel with those of its stockholders.
There were no other material subsequent events requiring disclosure through the date these financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note on Forward-Looking Information: You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Certain statements included in this Quarterly Report or in the financial statements contained herein that are not statements of historical fact, including but not limited to those identified with the words “expect,” “believes,” “should,” “will” or “look” are intended to be, and are, by this Note, identified as “forward-looking statements,” as defined in the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future result, performance or achievement expressed or implied by such forward-looking statement. Such factors include, among others:
•Our ability to continue as a going concern.
•Potential conflicts of interest with SG Broadcasting LLC (“SG Broadcasting”) and our status as a “controlled company”;
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
For a more detailed discussion of these and other risk factors, see the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026. MediaCo does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

GENERAL
The following discussion pertains to MediaCo Holding Inc. and its subsidiaries (collectively, “MediaCo” or the “Company”).
MediaCo is a multimedia company focused on radio, television, digital advertising, premium programming, and events. Our portfolio includes a national network, as well as digital and commercial operations. Our broadcasting assets consist of thirteen radio stations, including two located in New York City, WQHT(FM) and WBLS(FM) (the “Stations”), which serve the New York City demographic market area and primarily target Black, Hispanic, and multicultural consumers. The remaining eleven radio stations serve Los Angeles, CA, Houston, TX, and Dallas, TX. Our assets also include nine television stations serving Los Angeles, CA, Houston, TX, Denver, CO, New York, NY, Chicago, IL, and Miami, FL.
Our portfolio includes the Estrella brands, including the EstrellaTV network, its linear and digital video content business, and its digital channels, including eight free ad-supported television (“FAST”) channels: EstrellaTV, Estrella News, Cine EstrellaTV, Estrella Games, EstrellaTV Mexico, Curiosity Explora, Curiosity Motores, and Curiosity Animales.
We derive our revenues primarily from radio, television, and digital advertising sales. We also generate revenues from events, including sponsorships and ticket sales, as well as from licensing and syndication. Advertising sales represent the primary component of our consolidated revenues, and our results are largely influenced by the advertising rates we are able to charge. These rates depend significantly on our ability to attract audiences within demographic groups targeted by advertisers. Audience measurement services, such as those provided by Nielsen, supply radio and television ratings that are critical to our performance. Accordingly, our strategy emphasizes market research, programming, promotion, and branding initiatives designed to attract and retain audiences in our target demographics.
Our revenues fluctuate throughout the year, with revenue and operating income typically lowest in the first calendar quarter, in part due to reduced advertising spending following the holiday season.
In addition to cash advertising sales, we enter into barter transactions in which advertising time is exchanged for goods or services. These transactions are recorded at the estimated fair value of the goods or services received. We generally limit barter activity to items or services that we would otherwise purchase for cash and maintain a policy of not preempting paid advertising spots with barter advertising.
The following table summarizes the sources of our revenues for the three months ended March 31, 2026 and 2025. The category “Other” includes, among other items, revenues related to network revenues and barter.

(dollars in thousands)	Three Months Ended March 31,
	2026	% of Total	2025	% of Total
Net revenues:
Spot Radio & TV Advertising	$14,197	45	$16,031	57
Digital	15,539	50	9,537	34
Syndication	332	1	668	2
Events and Sponsorships	155	1	239	1
Other	1,163	3	1,555	6
Total net revenues	$31,386		$28,030
Roughly 20% of our expenses vary in connection with changes in revenue. These variable expenses primarily relate to costs in our sales department, such as salaries, commissions, and bad debt, as well as certain technical and engineering costs that fluctuate with operational activity. Our costs that do not vary significantly with revenue are primarily in our programming and general and administrative departments, including talent costs, ratings fees, rent, utilities, engineering-related maintenance, and salaries. Lastly, our costs that are highly discretionary are incurred in our marketing and promotions department, which we primarily use to maintain and/or increase our audience and market share.
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
As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. We also regularly review our portfolio of assets and may opportunistically dispose of or otherwise monetize assets when we believe it is appropriate to do so. As part of the Estrella Acquisition integration, we developed a plan to close and relocate certain studio and marketing operations. In fulfilling this plan, we incurred no involuntary termination costs in the three months ended March 31, 2026 and 2025, included in operating expenses on our condensed consolidated statements of operations included elsewhere in this report.
CRITICAL ACCOUNTING ESTIMATES
During the three months ended March 31, 2026, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026.
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
The key developments in our business for the three months ended March 31, 2026 are summarized below:
•Net revenues of $31.4 million increased $3.4 million, or 12%, during the three months ended March 31, 2026 compared to net revenues of $28.0 million during the three months ended March 31, 2025.
•Operating loss of $7.5 million increased $2.8 million, or 61%, during the three months ended March 31, 2026 compared to operating loss of $4.7 million during the three months ended March 31, 2025.
•Net loss of $9.4 million increased $0.8 million, or 9%, during the three months ended March 31, 2026 compared to net loss of $8.6 million during the three months ended March 31, 2025.
•Cash flows used in operating activities of $2.0 million, represent a decrease of $4.1 million, or 199%, during the three months ended March 31, 2026 compared to cash flows provided by operating activities of $2.1 million during the three months ended March 31, 2025.
•Adjusted EBITDA for the three months ended March 31, 2026 was $0.2 million decreasing 86% compared to Adjusted EBITDA of $1.4 million for the three months ended March 31, 2025.

Consolidated Operating Data
The following table sets forth a summary of each of the Company’s components of operating expense as a percentage of net revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
(Dollars in thousands)	Amount	%	Amount	%
NET REVENUES	$31,386	100	$28,030	100
OPERATING EXPENSES:
Operating expenses	34,822	111	29,212	104
Corporate expenses	1,666	5	1,593	6
Depreciation and amortization	1,676	5	1,769	6
Loss on disposal of assets	752	2	139	—
Total operating expenses	38,916		32,713
OPERATING LOSS	$(7,530)		$(4,683)
Three-Month Periods Ended March 31, 2026 compared to March 31, 2025

	Three Months Ended March 31,		Change
(Dollars in thousands)	2026	2025	$	%
NET REVENUES	$31,386	$28,030	3,356	12
OPERATING EXPENSES:
Operating expenses	34,822	29,212	5,610	19
Corporate expenses	1,666	1,593	73	5
Depreciation and amortization	1,676	1,769	(93)	(5)
Loss on disposal of assets	752	139	613	441
Total operating expenses	38,916	32,713	6,203	19
OPERATING LOSS	(7,530)	(4,683)	(2,847)	61
OTHER INCOME (EXPENSE):
Interest expense, net	(3,940)	(3,754)	(186)	5
Other income, net	3,679	111	3,568	3215
Total other expense	(261)	(3,643)	3,382	(93)
LOSS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	(7,791)	(8,326)	535	(6)
PROVISION FOR INCOME TAXES	1,322	280	1,042	372
LOSS BEFORE EQUITY METHOD INVESTMENTS	(9,113)	(8,606)	(507)	6
EQUITY LOSS IN INVESTMENTS	(255)	—	(255)	N/A
NET LOSS	(9,368)	(8,606)	(762)	9
Net revenues:
Net revenues increased during the three months ended March 31, 2026 primarily due to increased digital revenue, partially offset by a decrease in spot revenue as the Company increased its focus on digital offerings.
Operating expenses:
Operating expenses increased during the three months ended March 31, 2026 primarily due to higher digital platform costs, which rose in line with growth in digital revenue. These increases were partially offset by reductions in repairs and maintenance, utilities and rent.

Corporate expenses:
Corporate expenses increased for the three months ended March 31, 2026 primarily due to an increase in employee related costs, and corporate insurance charges.
Depreciation and amortization:
Depreciation and amortization expense decreased during the three months ended March 31, 2026 as certain assets became fully depreciated in the prior year, partially offset by new assets placed into service.
Loss on disposal of assets:
Loss on disposal of assets increased for the three months ended March 31, 2026 primarily due to the disposal of certain fixed assets due to the amendment for an existing lease agreement, while there were no such disposals in 2025.
Operating loss:
See “Net revenues,” “Operating expenses,” “Corporate expenses,” “Depreciation and amortization,” and “Loss on disposal of assets” above.
Interest expense, net:
Interest expense increased during the three months ended March 31, 2026 primarily due to higher outstanding debt balances, due to PIK and accretion on loans, partially offset by lower interest rates.
Equity loss in investments:
Equity loss in investments increased during the three months ended March 31, 2026 due to the investment in unconsolidated affiliates as of January 1, 2026.
Other income:
Other income increased during the three months ended March 31, 2026 compared to the prior year primarily driven by a gain on a lease modification, interest and penalty income related to an equity clawback, income from managed services agreements under which the Company began providing accounting and other services on April 17, 2025, and sublease income from one of the Company’s facilities that commenced in the first quarter of 2025.
Provision for income taxes:
Provision for income taxes decreased during the three months ended March 31, 2026 compared to the prior year due to changes in the deferred tax liability and additional interest and penalties accrued.
Consolidated net (loss) income:
The increase in consolidated net loss was primarily due to the increase in digital platform costs partially offset by the increase in digital revenue. See “Net revenues,” “Operating expenses,”, “Corporate expenses,” “Depreciation and amortization,” “Loss on disposal of assets,” “Interest expense, net,” “Equity loss in investments,” “Other income” and “Provision for income taxes,” above for additional details.

Performance by Business Segment
Audio Segment
The Company’s Audio Segment includes the Estrella MediaCo radio, digital and events operations as well as two New York radio stations that predate the Estrella Acquisition. Revenue, Operating expenses and Segment Operating (Loss) Income for our Audio Segment were as follows:

	Audio Segment
	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net Revenues	$9,763	$13,692
Operating Expenses(1)	14,547	12,997
Segment Operating (Loss) Income	$(4,784)	$695
(1) Operating expenses comprise several line items, including operating costs, depreciation and amortization, and other segment-specific items, as detailed in the Segment Information disclosures in Note 12.

Revenue from our Audio Segment decreased $3.9 million and operating expenses increased $1.5 million, respectively, during the three months ended March 31, 2026 compared to the same period in 2025, driven primarily as a result of the decrease in spot revenue and increases in operating expenses such as loss on disposal of assets and other departmental costs.
Video Segment
The Company’s Video Segment includes the results of the EstrellaTV network and all of the Estrella MediaCo television operations, including digital. Revenue, Operating expenses and Segment Operating Loss for our Video Segment were as follows:

	Video Segment
	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net Revenues	$21,623	$14,338
Operating Expenses(1)	22,703	18,123
Segment Operating Loss	$(1,080)	$(3,785)
(1) Operating expenses comprise several line items, including operating costs, depreciation and amortization, and other segment-specific items, as detailed in the Segment Information disclosures in Note 12.

Revenue and operating expenses from our Video Segment increased $7.3 million and $4.6 million, respectively, during the three months ended March 31, 2026 compared to the same period in 2025. These increases were primarily in digital revenue and increases in impression expense, partially offset by decreases in employee related expenses.
Corporate and other
Operating expenses related to Corporate and other increased to $1.7 million for the three months ended March 31, 2026 compared to $1.6 million for the three months ended March 31, 2025, primarily due to an increase in employee related costs, and corporate insurance charges.

Non-GAAP Financial Measures
Reconciliations of Net Loss to Adjusted EBITDA(1)

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net Loss	$(9,368)	$(8,606)
Provision for income taxes	1,322	280
Equity loss in investments	255	—
Interest expense, net	3,940	3,754
Depreciation and amortization	1,676	1,769
Loss on disposal of assets	752	139
Other income	(3,679)	(111)
Acquisition, integration and synergy services	2,277	2,859
Mergers and acquisitions transaction costs	576	833
Office exit facility consolidation	282	290
Expansion related costs	1,967	161
Other non-cash adjustments (1)	203	38
Adjusted EBITDA(2)	$203	$1,406

(1) Other non-cash adjustments include compensation adjustments, non-cash rent charges and other non-cash expenses.

(1)
We define Adjusted EBITDA as consolidated net loss adjusted to exclude restructuring expenses, business combination transaction costs, unusual and non-recurring expenditures, non-cash items and non-cash compensation included within operating expenses, as well as the following line items presented in our Statements of Operations: Equity loss in investments, Depreciation and amortization, Loss on disposal of assets, and Other income. Alternatively, Adjusted EBITDA is calculated as Net loss, adjusted to exclude Provision for income taxes, Equity loss in investments, Interest expense, net, Depreciation and amortization, Loss on disposal of assets, Other income, and Other adjustments. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, operating loss or net loss as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating loss and compared with consolidated net loss, the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flows generated from operations. Our primary uses of capital have been, and are expected to continue to be, capital expenditures, working capital requirements, and strategic acquisitions. As of March 31, 2026, the Company’s liquidity position is constrained by its working capital deficit and upcoming debt maturities. While management is actively implementing plans to improve liquidity, including enhancing operating performance, managing working capital, and pursuing refinancing and additional capital, there can be no assurance that these efforts will be successful.
At March 31, 2026, the Company had cash, cash equivalents and restricted cash of $5.1 million and negative working capital of $54.5 million. At December 31, 2025, the Company had cash, cash equivalents and restricted cash of $7.1 million and negative working capital of $49.0 million. The increase in negative working capital was driven by the cancellation of certain programming rights contracts reducing the current portion of programming rights as well as increased accounts payable.
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
Additionally, regarding the $10.0 million in Delayed Draw Term Loans due July 2026, the Company intends to refinance on a long term basis, pay down using cash flow from operations, or receive additional investments.
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
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Based on current operating plans and assumptions, management is pursuing various initiatives to improve the Company’s liquidity position, including enhancing operating performance, managing working capital, refinancing existing debt, and raising additional capital. However, these plans are subject to inherent risks and uncertainties, and there can be no assurance that they will be successfully implemented or will generate sufficient liquidity to meet the Company’s obligations as they become due. Accordingly, substantial doubt about the Company’s ability to continue as a going concern remains. Subsequent to year-end, the Company entered into amendments to its First Lien Credit Agreement and Second Lien Credit Agreement that waived certain covenant requirements. As of March 31, 2026, the Company was in compliance with all applicable financial covenants. Future liquidity and capital requirements will depend on a number of factors, including operating performance, macroeconomic conditions, changes in working capital, and the timing and extent of discretionary investments. The Company will continue to evaluate its liquidity position and capital structure and may adjust its financing strategy as conditions warrant.
Operating Activities
Cash flows used in operating activities were $2.0 million for the three months ended March 31, 2026, compared to cash flows provided by operating activities of $2.1 million for the three months ended March 31, 2025. The decline in operating cash flow was primarily driven by a higher net loss and unfavorable changes in working capital, including decreases in deferred revenue and other liabilities and smaller increases in accounts payable, partially offset by improved collections on accounts receivable.
Investing Activities
Cash flows provided by investing activities were $0.2 million for the three months ended March 31, 2026, primarily attributable to the proceeds from the sale of land. Cash flows used in investing activities were $0.1 million for the three months ended March 31, 2025, primarily attributable to the purchases of equipment.
Financing Activities
Cash flows used in financing activities were $0.1 million for the three months ended March 31, 2026, attributable to finance lease principal payments. Cash flows provided by financing activities were $0.2 million for the three months ended March 31, 2025, attributable to finance lease principal payments and settlement of tax withholding obligations.
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
Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2026. Based on such evaluation, our CEO and CFO concluded that, at March 31, 2026, our disclosure controls and procedures were not effective as a result of the previously identified material weaknesses disclosed below.
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
Remediation Plan for Material Weakness
Management, with the oversight of the Audit Committee, is currently taking actions to remediate the material weakness and is designing and will implement additional processes and controls to address the underlying causes associated with the material weakness described above. The Company began remediation efforts to address the material weakness and continued those efforts throughout the three months ended March 31, 2026. The remediation efforts include:
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
While these changes are intended to improve the Company’s internal control over financial reporting and are reasonably likely to materially affect such controls, the material weakness described above was not fully remediated as of March 31, 2026. The additional controls and procedures have not yet operated for a sufficient period of time for management to conclude, through testing, that they are effective.
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation activities listed above, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the opinion of management of the Company there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.
ITEM 1A. RISK FACTORS
In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in such Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of the Company's directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2026.
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

MEDIACO HOLDING INC.

Date: May 15, 2026	By:	/s/ Debra DeFelice
Debra DeFelice
Executive Vice President, Chief Financial Officer and Treasurer