Form 10-Q
period 2026-06-30
Mediaco Holding Inc.
filed 2026-08-14
CIK 1784254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐    No   ☒
The number of shares outstanding of each of MediaCo Holding Inc.’s classes of common stock, as of August 13, 2026, was:

78,606,661	Shares of Class A common stock, $.01 Par Value
5,413,197	Shares of Class B common stock, $.01 Par Value
—	Shares of Class C common stock, $.01 Par Value

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
NET REVENUES	$33,969	$31,245	$65,355	$59,275
OPERATING EXPENSES:
Operating expenses	35,227	34,774	70,049	63,986
Corporate expenses	2,055	1,554	3,721	3,147
Depreciation and amortization	1,343	1,697	3,019	3,466
Loss on disposal of assets	233	5	985	144
Total operating expenses	38,858	38,030	77,774	70,743
OPERATING LOSS	(4,889)	(6,785)	(12,419)	(11,468)
OTHER INCOME (EXPENSE):
Interest expense, net	(4,029)	(3,855)	(7,969)	(7,609)
Change in fair value of warrant shares liability	—	1,410	—	1,410
Other income, net	543	2,119	4,222	2,230
Total other expense	(3,486)	(326)	(3,747)	(3,969)
LOSS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	(8,375)	(7,111)	(16,166)	(15,437)
PROVISION FOR INCOME TAXES	(150)	279	1,172	559
LOSS BEFORE EQUITY METHOD INVESTMENTS	(8,225)	(7,390)	(17,338)	(15,996)
EQUITY LOSS IN INVESTMENTS	(388)	—	(643)	—
NET LOSS	(8,613)	(7,390)	(17,981)	(15,996)
Net income attributable to noncontrolling interest	—	278	—	475
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(8,613)	$(7,668)	$(17,981)	$(16,471)

Net loss per share attributable to common shareholders - basic and diluted	$(0.10)	$(0.10)	$(0.22)	$(0.21)

Weighted-average common shares outstanding - basic and diluted	82,586	79,719	82,126	77,100
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2026	December 31, 2025
(in thousands, except share data)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,807	$5,109
Accounts receivable, net of allowance for credit losses of $892 and $1,671, respectively	30,350	33,326
Current programming rights	310	655
Prepaid expenses and other current assets	1,033	2,556
Assets held for sale	700	427
Total current assets	34,200	42,073
PROPERTY AND EQUIPMENT, NET	14,838	17,639
GOODWILL	8,403	8,403
INTANGIBLE ASSETS, NET	171,394	172,718
OPERATING LEASE RIGHT OF USE ASSETS	39,225	45,830
OTHER NONCURRENT ASSETS	3,935	4,395
Total assets	$271,995	$291,058
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$44,336	$36,913
Accrued expenses	13,581	14,815
Current maturities of long-term debt	74,956	10,000
Accrued salaries and commissions	3,547	5,337
Deferred revenue	7,194	9,598
Operating lease liabilities	5,852	6,746
Income taxes payable	5,357	4,972
Other current liabilities	1,400	2,683
Total current liabilities	156,223	91,064
LONG TERM DEBT, NET OF CURRENT	—	63,284
SERIES B PREFERRED STOCK	44,547	41,320
OPERATING LEASE LIABILITIES, NET OF CURRENT	28,998	36,007
UNRECOGNIZED TAX LIABILITY	8,838	8,386
OTHER NONCURRENT LIABILITIES	4,747	4,683
Total liabilities	243,353	244,744
COMMITMENTS AND CONTINGENCIES (See Note 9)
EQUITY:
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 76,899,738 shares and 76,307,330 shares at June 30, 2026, and December 31, 2025, respectively	769	763
Class B common stock, $0.01 par value; authorized 50,000,000 shares; issued and outstanding 5,413,197 shares at June 30, 2026, and December 31, 2025	54	54
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	140,572	140,269
Accumulated deficit	(112,753)	(94,772)
Total equity	28,642	46,314
Total liabilities and equity	$271,995	$291,058
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A common stock		Class B common stock		Warrant Shares	Additional paid-in capital	Accumulated Deficit	Noncontrolling Interests	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2025	76,307,330	$763	5,413,197	$54	$—	$140,269	$(94,772)	$—	$46,314
Net loss	—	—	—	—	—	—	(9,368)	—	(9,368)
Stock-based compensation expense	—	—	—	—	—	4	—	—	4
Issuance of class A to employees, officers and directors, net of withholdings	(2,492)	—	—	—	—	(2)	—	—	(2)
Equity Clawback (Note 12)	—	—	—	—	—	(1,095)	—	—	(1,095)
BALANCE, MARCH 31, 2026	76,304,838	$763	5,413,197	$54	$—	$139,176	$(104,140)	$—	$35,853
Net loss	—	—	—	—	—	—	(8,613)	—	(8,613)
Stock-based compensation expense	—	—	—	—	—	1,017	—	—	1,017
Issuance of class A to employees, officers and directors, net of withholdings	594,900	6	—	—	—	(6)	—	—	—
Equity Clawback (Note 12)	—	—	—	—	—	385	—	—	385
BALANCE, JUNE 30, 2026	76,899,738	$769	5,413,197	$54	$—	$140,572	$(112,753)	$—	$28,642

BALANCE, DECEMBER 31, 2024	41,274,103	$413	5,413,197	$54	$—	$89,726	$(28,074)	$20,402	$82,521
Net (loss) income	—	—	—	—	—	—	(8,803)	197	(8,606)
Sale of class A common shares	7,240	—	—	—	—	8	—	—	8
Stock-based compensation expense	—	—	—	—	—	38	—	—	38
Issuance of class A to employees, officers and directors, net of withholdings	(53,823)	(1)	—	—	—	(64)	—	—	(65)
Warrant shares	—	—	—	—	32,155	—	—	—	32,155
BALANCE, MARCH 31, 2025	41,227,520	$412	5,413,197	$54	$32,155	$89,708	$(36,877)	$20,599	$106,051
Net (loss) income	—	—	—	—	—	—	(7,668)	278	(7,390)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—
Issuance of class A to employees, officers and directors, net of withholdings	(26,053)	—	—	—	—	—	—	—	—
Noncontrolling interest resulting from Estrella transaction	7,051,538	71	—	—	—	20,806	—	(20,877)	—
Warrant shares	—	—	—	—	(32,155)	—	—	—	(32,155)
BALANCE, JUNE 30, 2025	48,253,005	$483	5,413,197	$54	$—	$110,514	$(44,545)	$—	$66,506
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIACO HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(17,981)	$(15,996)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	3,019	3,466
Amortization of debt discount	408	310
Amortization of fair value debt adjustments	1,533	1,126
Noncash change in warrant shares	—	(1,410)
Noncash interest expense	3,023	2,865
Noncash lease expense	1,168	1,386
Noncash gain on remeasurement of lease	(1,614)	—
Provision for bad debts	(330)	1,313
Provision for deferred income taxes	399	559
Loss on equity method investment	643	—
Other noncash items	2,018	223
Changes in assets and liabilities
Accounts receivable	3,306	(2,779)
Prepaid expenses and other current assets	1,866	1,452
Other assets	94	4,866
Accounts payable and accrued liabilities	4,160	4,894
Deferred revenue	(2,404)	(539)
Operating lease liabilities	(852)	(820)
Income taxes	330	2,826
Other liabilities	(1,555)	(4,635)
Net cash used in operating activities	(2,769)	(893)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(158)	(277)
Investment in equity method investment	(643)	—
Proceeds from the sale of property and equipment	551	—
Net cash used in investing activities	(250)	(277)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of class A common stock	—	8
Finance lease principal payments	(276)	(233)
Settlement of tax withholding obligations	—	(95)
Net cash used in financing activities	(276)	(320)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,295)	(1,490)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	7,095	6,933
End of period	$3,800	$5,443
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,898	$3,090
Cash paid for income taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING:
Capital expenditures received in exchange for liabilities included in deferred revenue	$240	$123
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
The significant accounting policies applied in preparing these condensed consolidated financial statements are consistent with those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“fiscal year 2025”), filed with the SEC on March 31, 2026, except as otherwise disclosed herein. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2026.
Cash, Cash Equivalents and Restricted Cash
Restricted cash of $2.0 million as of June 30, 2026 and December 31, 2025 was held as collateral for a letter of credit entered into in connection with the lease in New York City for our radio operations and corporate offices, which expires in October 2039. The Company may be eligible to reduce the required security deposit in future periods upon satisfaction of certain conditions under the lease.
Allowance for Credit Losses
The activity in the allowance for credit losses for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning Balance	$1,222	$872	$1,671	$1,079
Change in Provision	84	1,520	(330)	1,313
Write Offs	(414)	—	(449)	—
Ending Balance	$892	$2,392	$892	$2,392
Fair Value Measurements
The Company’s fair value hierarchy classification of financial instruments measured at fair value on a recurring basis has not changed during the three and six months ended June 30, 2026. The carrying value of the Company’s long-term debt approximates fair value due to its variable interest rate structure. The Company did not have any material transfers between Levels 1, 2, or 3 of the fair value hierarchy during the period.
Goodwill and Indefinite-lived Intangibles
The Company evaluates goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate potential impairment. No impairment charges were recorded during the three and six months ended June 30, 2026 and 2025.
Stock-based Compensation Costs
Stock-based compensation expense totaled $1.0 million for both the three and six months ended June 30, 2026, compared with $0.0 million and $0.0 million, respectively, for the corresponding periods in 2025. The increase in stock-based compensation expense was primarily attributable to immediately vesting equity awards granted during the current year, resulting in increased compensation expense recognized over the requisite service periods. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s Form 10-K for fiscal 2025.
Production Costs
Amortization expense included in operating expenses was $0.9 million and $1.1 million for the three and six months ended June 30, 2026 and $0.6 million for both the three and six months ended June 30, 2025.
Advertising Costs
Advertising costs are expensed when incurred. Advertising expenses were $0.1 million and $0.4 million for the three and six months ended June 30, 2026 and $0.1 million and $0.3 million for the three and six months ended June 30, 2025.
Deferred Revenue and Barter Transactions
Deferred revenue includes makegood liabilities associated with network sales contracts and deferred barter transactions. As of June 30, 2026 and December 31, 2025, the makegood liability balance was $5.1 million and $7.7 million, respectively. The makegood liability is expected to be recognized over various periods not anticipated to exceed four years.
The makegood liability account activity and the barter revenue and barter expense transactions for the three and six months ended June 30, 2026 and 2025, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning Makegood Liability Balance	$6,251	$9,408	$7,651	$9,221
Makegood Revenue Recognized	1,387	1,171	2,819	1,713
New Makegood Obligations	196	515	228	1,244
Ending Makegood Liability Balance	$5,060	$8,752	$5,060	$8,752

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Barter Revenue	$575	$782	$1,061	$1,221
Barter Expenses	$581	$782	$1,067	$1,189

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
As of June 30, 2026, the Company has near-term debt maturities, a working capital deficit, and liquidity constraints and the potential for future violations of financial covenants under its credit agreements. Management evaluated these conditions in accordance with applicable accounting guidance and determined that, absent the successful execution of its plans, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The Company’s failure to satisfy the Audio Adjusted EBITDA covenant for the quarter ended June 30, 2026 was waived by the applicable lender; however, the waiver applies only to the covenant period ended June 30, 2026 and does not extend to subsequent covenant periods. Accordingly, the Company may be required to obtain additional waivers or amendments to its credit agreements if it fails to satisfy applicable financial covenants in future periods.
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
Recent Accounting Pronouncements Implemented
In July 2025, the FASB issued ASU 2025‑05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendment provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions. Under the expedient, an entity may assume that current conditions at the balance‑sheet date remain constant over the remaining life of these assets, simplifying the application of the current expected credit loss model. ASU 2025‑05 is effective for annual periods beginning after December 15, 2025, and is to be applied on a prospective basis. Early adoption is permitted. The Company adopted ASU 2025-05 effective January 1, 2026. There was no material impact to the Company’s unaudited condensed consolidated financial statements as a result of adopting ASU 2025-05.
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

2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
Revision of Q2 2025 Financial Statements
As discussed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, during the third quarter of 2025, the Company determined that its Warrant Shares, originally issued in 2024 and valued at $32.2 million as of June 30, 2025, should have been presented as a liability rather than as permanent equity. Due to the liability classification, there was also a $1.4 million mark to market adjustment that should have been recorded in Change in fair value of warrant shares liability in the condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2025. As a result, the accompanying unaudited condensed consolidated statement of changes in equity for the three-months ended June 30, 2025, have been revised to reflect this liability presentation of the Warrant Shares.
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
The following table details the impact of the misstatements and provides revisions to the impacted financial statement line items in the previously-issued condensed consolidated statements of operations for the periods presented (in thousands, except per share data):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Change in fair value of warrant shares liability	$—	$1,410	$1,410	$—	$1,410	$1,410
Total other expense	(1,736)	1,410	(326)	$(5,379)	$1,410	$(3,969)
LOSS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	(8,521)	1,410	(7,111)	(16,847)	1,410	(15,437)
LOSS BEFORE EQUITY METHOD INVESTMENTS	(8,800)	1,410	(7,390)	(17,406)	1,410	(15,996)
NET LOSS	(8,800)	1,410	(7,390)	(17,406)	$1,410	(15,996)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(9,078)	1,410	(7,668)	(17,881)	$1,410	(16,471)

Net loss per share attributable to common shareholders - basic and diluted	(0.11)	0.01	(0.10)	(0.23)	$0.02	(0.21)
The following table details the impact of the misstatements and provides revisions to the impacted financial statement line items in the previously-issued condensed consolidated statements of changes in equity for the periods presented (in thousands):

	Three Months Ended June 30, 2025
	As reported	Adjustment	As revised
Net (loss) income	(8,800)	1,410	(7,390)
Warrant shares	32,155	(32,155)	—
Balance, June 30, 2025	$97,251	$(30,745)	$66,506

The following table details the impact of the misstatements and provides revisions to the impacted financial statement line items in the previously-issued condensed consolidated statements of cash flows for the periods presented (in thousands):

	Six Months Ended June 30, 2025
	As reported	Adjustment	As revised
Consolidated net loss	$(17,406)	$1,410	$(15,996)
Noncash change in warrant shares	—	(1,410)	(1,410)

3. EARNINGS PER SHARE
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
The following table presents a reconciliation of basic and diluted net loss per share attributable to Class A and Class B common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(8,613)	$(7,390)	$(17,981)	$(15,996)
Less: Net income attributable to noncontrolling interests	—	(278)	—	(475)
Net loss attributable to common shareholders for basic and diluted earnings per share	$(8,613)	$(7,668)	$(17,981)	$(16,471)

Denominator:
Weighted-average shares of common stock outstanding - basic and diluted	82,586	79,719	82,126	77,100

Earnings per share of common stock attributable to common shareholders:
Net loss per share attributable to common shareholders - basic and diluted	$(0.10)	$(0.10)	$(0.22)	$(0.21)

The following items were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive. Restricted stock awards excluded from the calculation include 474,302 shares underlying awards that vested but were not issued due to the Company's inability to fund the employee tax withholding obligations associated with such awards.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Option agreement shares	—	1,860	—	4,441
Restricted stock awards	1,103	450	1,102	427
Total anti-dilutive shares	1,103	2,310	1,102	4,868

4. INVESTMENT IN UNCONSOLIDATED AFFILIATES
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
Pursuant to the operating agreement, the Company is committed to fund up to $1.0 million of the Investee’s operating needs during the initial funding period. Contributions are accounted for as capital contributions and included in the carrying value of the investment. As of June 30, 2026, the Company has contributed $0.6 million to the Investee. The Company has remaining funding commitments of $0.4 million, under the agreement.
Under the operating agreement, the Company is allocated 100% of the Investee’s profits and losses until recovery of its initial capital contributions, after which profits and losses are allocated 60% to the Company and 40% to eMedia.

During the three and six months ended June 30, 2026, the Company recognized losses of $0.4 million and $0.6 million, respectively, which is included in equity loss in investments in the condensed consolidated statements of operations. This has reduced the investment in the Investee balance to zero as of June 30, 2026. No cash distributions were received during the period.
Summarized financial information for equity method investees has not been presented as such information is not material to the Company’s condensed consolidated financial statements.
5. INTANGIBLE ASSETS AND GOODWILL
As of June 30, 2026 and December 31, 2025, intangible assets and goodwill consisted of the following:

	June 30, 2026	December 31, 2025
Goodwill	$8,403	$8,403
Indefinite-lived intangible assets:
FCC licenses	$162,800	$162,800
Definite-lived intangible assets:
Customer relationships	$7,957	$9,083
Software	618	791
Other	19	44
Total definite-lived intangible assets, net	$8,594	$9,918
Total intangible assets, net and goodwill	$179,797	$181,121
Definite-lived intangibles
The following table presents the weighted-average useful life at June 30, 2026, and the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at June 30, 2026 and December 31, 2025:

		June 30, 2026			December 31, 2025
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	12.7	$13,704	$5,747	$7,957	$13,704	$4,621	$9,083
Software	2.0	1,733	1,115	618	1,733	942	791
Other	0.4	256	237	19	256	212	44
Total		$15,693	$7,099	$8,594	$15,693	$5,775	$9,918
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
Total amortization expense from definite-lived intangible assets for each of the three and six months ended June 30, 2026 and 2025 and included in the depreciation and amortization line item in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization expense	$605	$735	$1,325	$1,567

The Company estimates amortization expense for each of the next five years as follows:

Amortization Expense
2026 (from July 1)	$1,154
2027	1,931
2028	1,398
2029	992
2030	766
After 2030	2,353
Total	$8,594
6. PROGRAMMING RIGHTS
Program rights expected to be amortized to expense in the following 12-month period are classified as current assets and program rights payable within the following 12-month period are classified as current liabilities. Long-term program rights assets are classified as noncurrent acquired programming rights. The Company did not have any long-term program rights liabilities as of June 30, 2026 and December 31, 2025. All program rights payables are included in other current liabilities as of June 30, 2026 and December 31, 2025. Amortization expense included in operating expenses was $0.2 million and $0.4 million for the three and six months ended June 30, 2026, respectively and amortization expense for the three and six months ended June 30, 2025, was $0.2 million and $0.6 million, respectively. The Company evaluates programming rights for impairment whenever indicators of loss are present. No impairment was recorded during the periods presented.
The Company estimates amortization expense as follows:

Amortization Expense
2026 (from July 1)	$212
2027	122
2028	7
Total	$341
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
The Company is obligated to pay fixed license fees totaling $7.2 million over the term of the contract, payable in monthly installments during each season. Additional consideration is due for playoff events and for per-event production services. The Company also agreed to provide the syndicate $1.0 million per season of promotional airtime, measured at fair value, in lieu of cash consideration. The sublicense expires following completion of the 2027-28 season and is non-renewable except by mutual agreement. There were no promotional airtime expenses, license fees expensed were $0.2 million and $0.9 million, respectively, and production costs expensed were immaterial and $0.2 million, respectively, for the three and six months ended June 30, 2026.
7. REVENUE
The Company generates revenue from the sale of services including, but not limited to: (i) on-air commercial broadcast time, (ii) non-traditional revenues including event-related revenues and event sponsorship revenues, and (iii) digital advertising. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue. Certain network sales contracts include a guaranteed number of units. If the guarantee is not met, the Company is obligated to provide additional units at no charge until the guaranteed number of units is met, referred to as a makegood liability. The liability for each contract is calculated by determining the cost per guarantee per the original contract, multiplied by the number of deficiency units. As of June 30, 2026, the makegood liability which is associated with these network sales and contracts was $5.1 million and is expected to be recognized at various times, but not anticipated to exceed four years and is included in Deferred revenue in the condensed consolidated financial statements. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Advertising revenues presented in the condensed consolidated financial statements are reflected on a net basis, after the deduction of advertising agency fees, usually at a rate of 15% of gross revenues.

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
Disaggregation of revenue
The following table presents the Company's revenues disaggregated by revenue source:

	Three Months Ended June 30, 2026
	Audio	Video	Consolidated
Net revenues:
Spot Radio & TV Advertising	$9,741	$6,657	$16,398
Digital	553	15,331	15,884
Syndication	210	—	210
Events and Sponsorships	179	11	190
Other	908	379	1,287
Total net revenues	$11,591	$22,378	$33,969

	Three Months Ended June 30, 2025
	Audio	Video	Consolidated
Net revenues:
Spot Radio & TV Advertising	$12,727	$6,351	$19,078
Digital	130	9,319	9,449
Syndication	661	—	661
Events and Sponsorships	401	47	448
Other	1,317	292	1,609
Total net revenues	$15,236	$16,009	$31,245

	Six Months Ended June 30, 2026
	Audio	Video	Consolidated
Net revenues:
Spot Radio & TV Advertising	$17,945	$12,650	$30,595
Digital	930	30,493	31,423
Syndication	542	—	542
Events and Sponsorships	325	20	345
Other	1,612	838	2,450
Total net revenues	$21,354	$44,001	$65,355

	Six Months Ended June 30, 2025
	Audio	Video	Consolidated
Net revenues:
Spot Radio & TV Advertising	$23,330	$11,779	$35,109
Digital	1,255	17,731	18,986
Syndication	1,314	—	1,314
Events and Sponsorships	637	50	687
Other	2,392	787	3,179
Total net revenues	$28,928	$30,347	$59,275
8. LONG-TERM DEBT, WARRANTS, AND SERIES B PREFERRED STOCK
Long-term debt, and Series B Preferred Stock was comprised of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
First Lien Term Loans	$45,000	$45,000
Second Lien Term Loan	31,771	30,446
Less: Current maturities	(74,956)	(10,000)
Less: Unamortized original issue discount and deferred financing costs	(1,815)	(2,162)
Total long-term debt	$—	$63,284

Series B Preferred Stock	$44,547	$41,320
First Lien Term Loans
The Company has a first lien term loan credit facility (the “First Lien Credit Agreement”) of $45.0 million with WhiteHawk Capital Partners, LP, as administrative and collateral agent, and various lenders from time-to-time party thereto.

The term loans under the First Lien Credit Agreement bear interest at a rate of SOFR + 6.00%.and require monthly interest payments. The First Lien Credit Agreement consists of an $35.0 million initial term loan (the “Initial Term Loan”) and delayed draw term loans in an aggregate amount up to $10.0 million (the “Delayed Draw Term Loans”). The first of such Delayed Draw Term Loans of $5.0 million was made on May 2, 2024 and the second of such Delayed Draw Term Loans of $5.0 million was made on July 17, 2024. The Initial Term Loan matures on April 17, 2029. During the first quarter of 2026, the Company obtained an amendment that extended the maturity of its First Lien Credit Agreement debt previously due in May 2026 to July 30, 2026 and waived certain covenant requirements. In August 2026, the Company entered into a second amendment to the First Lien Credit Agreement that further extended the maturity dates of both Delayed Draw Term Loans from July 30, 2026 to October 31, 2026.
As of June 30, 2026, the Company was in compliance with all applicable financial covenants, with the exception of the Audio Adjusted EBITDA covenant. On August 14, 2026, the Company received a waiver from the applicable lender with respect to the Company’s failure to satisfy the Audio Adjusted EBITDA covenant for the quarter ended June 30, 2026. The waiver applies only to the covenant period ended June 30, 2026 and does not extend to any subsequent covenant periods. Accordingly, the Company has classified $34.1 million of outstanding long-term debt as current as of June 30, 2026. The Company has also reclassified $1.8 million of unamortized original issue discount and deferred financing costs associated with such debt to current liabilities, as applicable.
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
During the first quarter of 2026, the Company entered into an amendment to its Second Lien Credit Agreement that waived certain covenant requirements. As of June 30, 2026, the Company was in compliance with all applicable financial covenants, with the exception of the Audio Adjusted EBITDA covenant. On August 14, 2026, the Company received a waiver from the applicable lender with respect to the Company’s failure to satisfy the Audio Adjusted EBITDA covenant for the quarter ended June 30, 2026. The waiver applies only to the covenant period ended June 30, 2026 and does not extend to any subsequent covenant periods. Accordingly, the Company has classified $31.0 million of outstanding long-term debt as current as of June 30, 2026.
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

Based on amounts outstanding at June 30, 2026, mandatory principal payments of our debt for the next five years and thereafter, based on the original maturity schedules, are summarized below. The table excludes the First and Second Lien Term Loans, which are classified as current liabilities:

Series B Preferred Stock
Remainder of 2026 (from July 1)	$—
2027	—
2028	—
2029	—
2030	—
Thereafter	60,000
Total	$60,000
9. COMMITMENTS AND CONTINGENCIES
Commitments
The Company is subject to certain contingent liabilities arising in the normal course of business. These include guarantees, indemnifications, and other arrangements that could require the Company to make payments to third parties under certain circumstances.
As of June 30, 2026, management has evaluated all known contingent matters and believes that any potential losses that may arise from such arrangements are not probable or are not reasonably estimable. Accordingly, no liability has been recorded in the accompanying financial statements.
Legal Matters
From time to time, our stations are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.
10. INCOME TAXES
The effective tax rate for the six months ended June 30, 2026 and 2025 was (7)% and (4)%, respectively. Our effective tax rate for the six months ended June 30, 2026 differs from the statutory tax rate primarily due to the recording of additional interest and penalties on an uncertain tax position as well as the continued recognition of additional valuation allowance.
ASC Subtopic 740-10 clarified the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute of the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that reaches greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2026 and December 31, 2025, we recorded approximately $7.7 million of gross tax liability for uncertain tax positions related to federal and state income tax returns filed. Additionally, we recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision. As of June 30, 2026 and December 31, 2025, the amount of interest accrued was approximately $0.5 million and $0.2 million, respectively, and the amount of penalties accrued was approximately $0.7 million and $0.5 million, respectively, which did not include the federal tax benefit of interest deductions.
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
We elected not to apply the recognition requirements of ASC 842, Leases, to short-term leases, which are deemed to be leases with a lease term of 12 months or less. Instead, we recognized lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized during both the three and six months ended June 30, 2026 and 2025 was not material.

On February 27, 2026, the Company entered into an amendment to an existing lease agreement. The amendment resulted in a remeasurement of the related lease liability and right-of-use (“ROU”) asset. As a result of the remeasurement, both the lease liability and the ROU asset decreased; however, the reduction in the lease liability exceeded the decrease in the ROU asset.
As a result of the lease modification and remeasurement, the Company recorded a $7.0 million, reduction in lease liabilities during the first quarter of 2026, consisting of a $1.0 million reduction in current lease liabilities and a $6.0 million reduction in non-current lease liabilities, as well as a reduction of the ROU asset of $5.4 million. As a result, the Company recognized a remeasurement gain of $1.6 million, representing the excess of the reduction in the lease liability over the reduction in the ROU asset. This gain is included in other income in the Company’s condensed consolidated statements of operations.
The impact of operating leases to our condensed consolidated financial statements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$1,698	$1,983	$3,421	$4,022
Operating cash flows from operating leases	$1,521	$1,645	$3,075	$3,359
Right-of-use assets obtained in exchange for additional operating lease liabilities from lease modification	$—	$457	$—	$457

	June 30, 2026	December 31, 2025
Weighted average remaining lease term - operating leases (in years)	11.4	12.1
Weighted average discount rate - operating leases	11.5%	11.7%
The impact of finance leases to our condensed consolidated financial statements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Finance lease cost	$143	$226	$276	$456
Cash flows from finance leases	$201	$193	$395	$380

	June 30, 2026	December 31, 2025
Weighted average remaining lease term - finance leases (in years)	2.8	3.2
Weighted average discount rate - finance leases	11.3%	11.3%
As of June 30, 2026, the annual minimum lease payments of our operating and finance lease liabilities were as follows:

	Operating Leases	Finance Leases
2026 (from July 1)	$3,090	$402
2027	5,956	831
2028	5,855	866
2029	5,479	219
2030	5,396	—
Thereafter	38,176	—
Total lease payments	63,952	2,318
Less imputed interest	(29,102)	(321)
Total recorded operating lease liabilities	$34,850	$1,997
12. RELATED PARTY TRANSACTIONS
Estrella Put Right and Equity Clawback
In connection with the Company’s acquisition of Estrella, the Company entered into agreements with HPS, that contain equity clawback provisions. Under these provisions, the Company may require the return or forfeiture of equity interests under specified circumstances.

The potential exercise of these clawback provisions could result in the reduction or cancellation of equity interests held by such related party investors and the repayment or forfeiture of related debt obligations. The magnitude and timing of any such clawback would depend on the occurrence and amount of qualifying losses or obligations as defined in the applicable agreements and could be material to the Company’s consolidated financial statements. For the three and six months ended June 30, 2026 as a result of the increase in the uncertain tax position and corresponding interest and penalties, the Company increased equity by an additional $0.4 million and reduced equity by $0.7 million, respectively, pursuant to the equity clawback feature. At June 30, 2026 and December 31, 2025, $8.6 million and $7.9 million, respectively, of equity interests were subject to clawback, while no debt instruments have been subject to clawback.
Second Lien Term Loan
The Company entered into a $30.0 million Second Lien Credit Agreement with HPS, as administrative and collateral agent, and certain financial institutions affiliated with HPS. HPS is a significant shareholder of the Company and, as such, the Second Lien Credit Agreement constitutes a related-party transaction.
The 2L Term Loan bears interest at a rate of SOFR + 6.00%, which may be paid-in-kind (“PIK”) at the Company’s election. During 2024, the Company elected to PIK the 6.00% spread monthly. Interest expense recognized on the 2L Term Loan, including both cash and PIK interest, totaled approximately $0.8 million for both the three months ended June 30, 2026 and 2025 and $1.6 million for both the six months ended June 30, 2026 and 2025. The outstanding balance owed to HPS as of June 30, 2026, was $31.8 million, inclusive of PIK interest accreted to principal.
Additional details regarding the Second Lien Credit Agreement are provided in Note 8 — Long-Term Debt, Warrants, and Series B Preferred Stock
Consulting Agreements & Other Activity
On October 29, 2024, the Company and Standard Media Group LLC (“SMG”) a wholly owned subsidiary of Standard General, entered into an Employee Leasing Agreement, effective as of October 1, 2024 (the “Leasing Agreement”). Under the Leasing Agreement, the Company will obtain the services of several SMG employees to serve various roles for the Company, including with respect to the legal, digital products, broadcast IT, and news operations function. The Leasing Agreement is an at-cost arrangement, with the Company paying only for a percentage of the actual cost of employing each leased employee, with no markup or service fees above the Company’s share of the actual fully-loaded cost of each leased employee. For the three and six months ended June 30, 2026, fees of $0.2 million and $0.3 million, respectively, were incurred related to this agreement and for the three and six months ended June 30, 2025, $0.2 million and $0.3 million of fees were incurred related to this agreement. As of June 30, 2026 and December 31, 2025, the outstanding unpaid balances were $0.1 million and $0.7 million, respectively.
On April 17, 2025, the Company and Paducah Television Operations LLC (“PTO”), a subsidiary of SMG, entered into a Support Agreement, effective as of April 17, 2025 (the “PTO Support Agreement”) and continues for a term of six months unless terminated earlier by either party with 30 days written notice. On November 5, 2025, an amendment was entered into to extend the term of this agreement for an additional 12 months. Under the PTO Support Agreement, the Company will provide operational support to PTO, including, but not limited to, finance and legal assistance, human resources, sales, and production of certain marketing materials. In return for providing these services, the Company will receive payment at the mutually agreed upon rate. For the three and six months ended June 30, 2026, $1.8 million and $4.2 million of fees were earned related to this agreement and $0.6 million for both the three and six months ended June 30, 2025 of fees were earned related to this agreement. These fees are recorded in other income on the condensed consolidated statements of operations. $0.1 million and $0.8 million of fees were still owed to the Company as of June 30, 2026 and December 31, 2025.

13. SEGMENT INFORMATION
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

Three Months Ended June 30, 2026	Audio	Video	Consolidated
Net revenues	$11,591	$22,378	$33,969

Operating expenses	13,413	21,813
Depreciation and amortization	786	557
Other segment items(2)	233	1
Segment operating (loss) income	$(2,841)	$7	$(2,834)
Corporate and other (1)			2,055
Interest expense, net			4,029
Other income			(543)
Loss before income taxes and equity method investments			$(8,375)

Three Months Ended June 30, 2025	Audio	Video	Consolidated
Net revenues	$15,236	$16,009	$31,245

Operating expenses	15,910	18,864
Depreciation and amortization	872	825
Other segment items(2)	3	2
Segment operating loss	$(1,549)	$(3,682)	$(5,231)
Corporate and other (1)			1,554
Interest expense, net			3,855
Change in fair value of warrant shares liability			(1,410)
Other income			(2,119)
Loss before income taxes and equity method investments			$(7,111)

Six Months Ended June 30, 2026	Audio	Video	Consolidated
Net revenues	$21,354	$44,001	$65,355

Operating expenses	26,123	43,925
Depreciation and amortization	1,742	1,277
Other segment items(2)	1,114	(128)
Segment operating loss	$(7,625)	$(1,073)	$(8,698)
Corporate and other (1)			3,721
Interest expense, net			7,969
Other income			(4,222)
Loss before income taxes and equity method investments			$(16,166)

Six Months Ended June 30, 2025	Audio	Video	Consolidated
Net revenues	$28,928	$30,347	$59,275

Operating expenses	27,844	36,142
Depreciation and amortization	1,796	1,670
Other segment items(2)	142	2
Segment operating loss	$(854)	$(7,467)	$(8,321)
Corporate and other (1)			3,147
Interest expense, net			7,609
Change in fair value of warrant shares liability			(1,410)
Other income			(2,230)
Loss before income taxes and equity method investments			$(15,437)
(1) Corporate and other is not an operating segment. Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions.

(2) Audio’s other segment items consist of loss (gain) on disposal of assets.
Assets by reportable segment were as follows:

Total Assets	Audio	Video	Corporate and other(3)	Consolidated
June 30, 2026	$142,734	$127,454	$1,807	$271,995
December 31, 2025	$169,222	$116,727	$5,109	$291,058
(3) Corporate and other is not an operating segment. Corporate and other assets primarily include cash and cash equivalents.
14. SUBSEQUENT EVENTS
The Company evaluated subsequent events from June 30, 2026 through the date these financial statements were issued and except for those noted below has noted no subsequent events after June 30, 2026 for which disclosure is required.
In August 2026, the Company entered into the Second Amendment to the First Lien Credit Agreement with WhiteHawk Capital Partners, LP, as administrative and collateral agent, and the lenders party thereto. The Second Amendment extended the maturity dates of the Company's two Delayed Draw Term Loans, with an aggregate principal balance of $10.0 million, from July 30, 2026 to October 31, 2026. All other material terms of the First Lien Credit Agreement remained substantially unchanged..
Additionally, the Company received a waiver from WhiteHawk Capital Partners, LP and HPS, as administrative and collateral agents, and the lenders party thereto, with respect to the Company’s failure to satisfy the Audio Adjusted EBITDA covenant for the quarter ended June 30, 2026. The waiver applies only to the covenant period ended June 30, 2026 and does not extend to any subsequent covenant periods. As a result of the waiver, the Company was not in default under the terms of the credit agreement as of June 30, 2026 or as of the date of this filing. The Company is in compliance with all other covenants under the agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note on Forward-Looking Information: You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Certain statements included in this Quarterly Report or in the financial statements contained herein that are not statements of historical fact, including but not limited to those identified with the words “expect,” “believes,” “should,” “will” or “look” are intended to be, and are, by this Note, identified as “forward-looking statements,” as defined in the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future result, performance or achievement expressed or implied by such forward-looking statement. Such factors include, among others:
•Our ability to continue as a going concern
•Our ability to comply with financial covenants in our First Lien Credit Agreement and Second Lien Credit Agreement;
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
The following table summarizes the sources of our revenues for the three and six months ended June 30, 2026 and 2025. The category “Other” includes, among other items, revenues related to network revenues and barter.

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2026	% of Total	2025	% of Total	2026	% of Total	2025	% of Total
Net revenues:
Spot Radio & TV Advertising	$16,398	48	$19,078	61	$30,595	47	$35,109	59
Digital	15,884	47	9,449	30	31,423	48	18,986	32
Syndication	210	1	661	2	542	1	1,314	2
Events and Sponsorships	190	1	448	2	345	1	687	1
Other	1,287	3	1,609	5	2,450	3	3,179	6
Total net revenues	$33,969		$31,245		$65,355		$59,275
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
As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. We also regularly review our portfolio of assets and may opportunistically dispose of or otherwise monetize assets when we believe it is appropriate to do so. As part of the Estrella Acquisition integration, we developed a plan to close and relocate certain studio and marketing operations. In fulfilling this plan, we incurred no involuntary termination costs in the three and six months ended June 30, 2026 and $0.2 million and $0.5 million for the three and six ended June 30, 2025, respectively. These costs are included in operating expenses on our condensed consolidated statements of operations included elsewhere in this report.
CRITICAL ACCOUNTING ESTIMATES
During the six months ended June 30, 2026, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026.
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
The key developments in our business for the three months ended June 30, 2026 are summarized below:
•Net revenues of $34.0 million increased $2.7 million, or 9%, during the three months ended June 30, 2026 compared to net revenues of $31.2 million during the three months ended June 30, 2025.
•Operating loss of $4.9 million decreased $1.9 million, or 28%, during the three months ended June 30, 2026 compared to operating loss of $6.8 million during the three months ended June 30, 2025.
•Net loss of $8.6 million increased $1.2 million, or 17%, during the three months ended June 30, 2026 compared to net loss of $7.4 million during the three months ended June 30, 2025.
•Adjusted EBITDA for the three months ended June 30, 2026 was $0.9 million decreasing 38% compared to Adjusted EBITDA of $1.5 million for the three months ended June 30, 2025.

The key developments in our business for the six months ended June 30, 2026 are summarized below:
•Net revenues of $65.4 million increased $6.1 million, or 10%, during the six months ended June 30, 2026 compared to net revenues of $59.3 million during the six months ended June 30, 2025.
•Operating loss of $12.4 million increased $1.0 million, or 8%, during the six months ended June 30, 2026 compared to operating loss of $11.5 million during the six months ended June 30, 2025.
•Net loss of $18.0 million increased $2.0 million, or 12%, during the six months ended June 30, 2026 compared to net loss of $16.0 million during the six months ended June 30, 2025.
•Cash flows used in operating activities of $2.8 million, represent a decrease of $1.9 million, or 210%, during the six months ended June 30, 2026 compared to cash flows used in operating activities of $0.9 million during the six months ended June 30, 2025.
•Adjusted EBITDA for the six months ended June 30, 2026 was $1.1 million decreasing 61% compared to Adjusted EBITDA of $2.9 million for the six months ended June 30, 2025.

Consolidated Operating Data
The following table sets forth a summary of each of the Company’s components of operating expense as a percentage of net revenue for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
NET REVENUES	$33,969	100	$31,245	100	$65,355	100	$59,275	100
OPERATING EXPENSES:
Operating expenses	35,227	104	34,774	111	70,049	107	63,986	108
Corporate expenses	2,055	6	1,554	5	3,721	6	3,147	5
Depreciation and amortization	1,343	4	1,697	5	3,019	5	3,466	6
Loss on disposal of assets	233	1	5	—	985	2	144	—
Total operating expenses	38,858		38,030		77,774		70,743
OPERATING LOSS	$(4,889)		$(6,785)		$(12,419)		$(11,468)
Three-Month and Six-Month Periods Ended June 30, 2026 compared to June 30, 2025

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
NET REVENUES	$33,969	$31,245	2,724	9	$65,355	$59,275	6,080	10
OPERATING EXPENSES:
Operating expenses	35,227	34,774	453	1	70,049	63,986	6,063	9
Corporate expenses	2,055	1,554	501	32	3,721	3,147	574	18
Depreciation and amortization	1,343	1,697	(354)	(21)	3,019	3,466	(447)	(13)
Loss on disposal of assets	233	5	228	4568	985	144	841	584
Total operating expenses	38,858	38,030	828	2	77,774	70,743	7,031	10
OPERATING LOSS	(4,889)	(6,785)	1,896	(28)	(12,419)	(11,468)	(951)	8
OTHER INCOME (EXPENSE):
Interest expense, net	(4,029)	(3,855)	(174)	5	(7,969)	(7,609)	(360)	5
Change in fair value of warrant shares liability	—	1,410	(1,410)	N/A	—	1,410	(1,410)	N/A
Other income, net	543	2,119	(1,576)	(74)	4,222	2,230	1,992	89
Total other expense	(3,486)	(326)	(3,160)	969	(3,747)	(3,969)	222	(6)
LOSS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	(8,375)	(7,111)	(1,264)	18	(16,166)	(15,437)	(729)	5
PROVISION FOR INCOME TAXES	(150)	279	(429)	(154)	1,172	559	613	110
LOSS BEFORE EQUITY METHOD INVESTMENTS	(8,225)	(7,390)	(835)	11	(17,338)	(15,996)	(1,342)	8
EQUITY LOSS IN INVESTMENTS	(388)	—	(388)	N/A	(643)	—	(643)	N/A
NET LOSS	$(8,613)	$(7,390)	(1,223)	17	$(17,981)	$(15,996)	(1,985)	12
Net revenues:
Net revenues increased during the three and six months ended June 30, 2026 primarily due to increased digital revenue, partially offset by a decrease in spot revenue as the Company increased its focus on digital offerings.

Operating expenses:
Operating expenses increased during the three and six months ended June 30, 2026 primarily due to higher digital platform costs, which rose in line with growth in digital revenue. These increases were partially offset by reductions in repairs and maintenance, utilities and rent.
Corporate expenses:
Corporate expenses increased for the three and six months ended June 30, 2026 primarily due to an increase in employee related costs, and corporate insurance charges.
Depreciation and amortization:
Depreciation and amortization expense decreased during the three and six months ended June 30, 2026 as certain assets became fully depreciated in the prior year, partially offset by new assets placed into service.
Loss on disposal of assets:
Loss on disposal of assets increased for the three and six months ended June 30, 2026 primarily due to the disposal of certain fixed assets due to the amendment for an existing lease agreement, while there were no such disposals in 2025.
Operating loss:
See “Net revenues,” “Operating expenses,” “Corporate expenses,” “Depreciation and amortization,” and “Loss on disposal of assets” above.
Interest expense, net:
Interest expense increased during the three and six months ended June 30, 2026 primarily due to higher outstanding debt balances, due to PIK and accretion on loans, partially offset by lower interest rates.
Change in fair value of warrant shares liability:
Warrant shares liability decreased during the three and six months ended June 30, 2026, as the warrants were no longer outstanding and, therefore, no mark-to-market accounting was required.
Other income, net:
Other income decreased during the three months ended June 30, 2026 compared with the three months ended June 30, 2025, primarily due to the absence of a one-time employee retention tax credit received in the prior-year period. These unfavorable variances were partially offset by increased revenue recognized under the Company's managed services agreement. As a result, other income declined from the prior-year period, reflecting the nonrecurring nature of the employee retention tax credit.
Other income increased during the six months ended June 30, 2026 compared to the prior year primarily driven by a gain on a lease modification, interest and penalty income related to an equity clawback, income from managed services agreements under which the Company began providing accounting and other services on April 17, 2025, and sublease income from one of the Company’s facilities that commenced in the first quarter of 2025 and was partially offset by the non-cash mark-to-market gain and the one-time employee retention tax credit received in the prior year.
Provision for income taxes:
Provision for income taxes decreased during the three months ended June 30, 2026 compared to the prior year due to changes in the deferred tax liability and an adjustment for interest and penalties accrued.
Provision for income taxes increased during the six months ended June 30, 2026 compared to the prior year due to changes in the deferred tax liability and an increase in interest and penalties accrued.
Equity loss in investments:
Equity loss in investments increased during the three and six months ended June 30, 2026 due to the investment in unconsolidated affiliates as of January 1, 2026.
Consolidated net loss:
The increase in consolidated net loss was primarily due to the increase in digital platform costs partially offset by the increase in digital revenue. See “Net revenues,” “Operating expenses,”, “Corporate expenses,” “Depreciation and amortization,” “Loss on disposal of assets,” “Interest expense, net,” “Other income, net,” “Provision for income taxes,” and “Equity loss in investments” above for additional details.

Performance by Business Segment
Audio Segment
The Company’s Audio Segment includes the Estrella MediaCo radio, digital and events operations as well as two New York radio stations that predate the Estrella Acquisition. Revenue, Operating expenses and Segment Operating Loss for our Audio Segment were as follows:

	Audio Segment
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net Revenues	$11,591	$15,236	$21,354	$28,928
Operating Expenses(1)	14,432	16,785	28,979	29,782
Segment Operating Loss	$(2,841)	$(1,549)	$(7,625)	$(854)
(1) Operating expenses comprise several line items, including operating costs, depreciation and amortization, and other segment-specific items, as detailed in the Segment Information disclosures in Note 13.

Revenue from our Audio Segment decreased $3.6 million and operating expenses decreased $2.4 million, respectively, during the three months ended June 30, 2026 compared to the same period in 2025, driven primarily as a result of the decrease in spot and other revenue and decreases in operating expenses such as professional fees, bad debt fees and advertising and promotion costs.
Revenue from our Audio Segment decreased $7.6 million and operating expenses decreased $0.8 million, respectively, during the six months ended June 30, 2026 compared to the same period in 2025, driven primarily as a result of the decrease in spot and other revenue and decreases in operating expenses such as professional services fees.
Video Segment
The Company’s Video Segment includes the results of the EstrellaTV network and all of the Estrella MediaCo television operations, including digital. Revenue, Operating expenses and Segment Operating Income (Loss) for our Video Segment were as follows:

	Video Segment
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net Revenues	$22,378	$16,009	$44,001	$30,347
Operating Expenses(1)	22,371	19,691	45,074	37,814
Segment Operating Income (Loss)	$7	$(3,682)	$(1,073)	$(7,467)
(1) Operating expenses comprise several line items, including operating costs, depreciation and amortization, and other segment-specific items, as detailed in the Segment Information disclosures in Note 13.

Revenue and operating expenses from our Video Segment increased $6.4 million and $2.7 million, respectively, during the three months ended June 30, 2026 compared to the same period in 2025. These increases were primarily in digital revenue and increases in impression, distribution and production costs.
Revenue and operating expenses from our Video Segment increased $13.7 million and $7.3 million, respectively, during the six months ended June 30, 2026 compared to the same period in 2025. These increases were primarily in digital revenue and increases in impression, distribution and production costs.
Corporate and other
Operating expenses related to Corporate and other increased to $2.1 million for the three months ended June 30, 2026 compared to $1.6 million for the three months ended June 30, 2025, primarily due to an increase in employee related costs, and corporate insurance charges.
Operating expenses related to Corporate and other increased to $3.7 million for the six months ended June 30, 2026 compared to $3.1 million for the six months ended June 30, 2025, primarily due to an increase in employee related costs, and corporate insurance charges.

Non-GAAP Financial Measures
Reconciliations of Net Loss to Adjusted EBITDA(1)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net Loss	$(8,613)	$(7,390)	$(17,981)	$(15,996)
Provision for income taxes	(150)	279	1,172	559
Equity loss in investments	388	—	643	—
Interest expense, net	4,029	3,855	7,969	7,609
Depreciation and amortization	1,343	1,697	3,019	3,466
Loss on disposal of assets	233	5	985	144
Change in fair value of warrant shares liability	—	(1,410)	—	(1,410)
Other income, net	(543)	(2,119)	(4,222)	(2,230)
Acquisition, integration and synergy services	2,104	4,731	4,381	7,590
Mergers and acquisitions transaction costs	538	1,148	1,114	1,981
Office exit facility consolidation	297	287	579	577
Expansion related costs	145	412	2,112	573
Other non-cash adjustments (1)	1,171	17	1,374	55
Adjusted EBITDA(2)	$942	$1,512	$1,145	$2,918

(1) Other non-cash adjustments include stock compensation adjustments, non-cash rent charges and other non-cash expenses.

(2)
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

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flows generated from operations. Our primary uses of capital have been, and are expected to continue to be, capital expenditures, working capital requirements, and strategic acquisitions. As of June 30, 2026, the Company’s liquidity position is constrained by its working capital deficit and upcoming debt maturities. As a result of the Company’s failure to satisfy the Audio Adjusted EBITDA covenant under its First Lien Credit Agreement and Second Lien Credit Agreement for the quarter ended June 30, 2026, $63.3 million of outstanding long-term debt was classified as current as of June 30, 2026, further increasing the Company’s working capital deficit and near-term liquidity requirements. While management is actively implementing plans to improve liquidity, including enhancing operating performance, managing working capital, and pursuing refinancing and additional capital, there can be no assurance that these efforts will be successful.
At June 30, 2026, the Company had cash, cash equivalents and restricted cash of $3.8 million and negative working capital of $122.0 million. The Company’s current debt classification includes $63.3 million of debt that was classified as current as a result of the Company’s failure to satisfy the Audio Adjusted EBITDA covenant under its First Lien Credit Agreement and Second Lien Credit Agreement as of June 30, 2026. At December 31, 2025, the Company had cash, cash equivalents and restricted cash of $7.1 million and negative working capital of $49.0 million. The increase in negative working capital was driven by the increase in accounts payable and the classification of certain long-term debt as current.

Additionally, in August 2026, the Company entered into a second amendment to the First Lien Credit Agreement that extended the maturity dates of the $10.0 million in Delayed Draw Term Loans from July 30, 2026 to October 31, 2026. On August 14, 2026, the Company also received a waiver from WhiteHawk Capital Partners, LP, and HPS, as administrative and collateral agents, and the lenders party thereto, with respect to the Company’s failure to satisfy the Audio Adjusted EBITDA covenant under its First Lien Credit Agreement and Second Lien Credit Agreement for the quarter ended June 30, 2026. The Company has implemented and continues to assess a companywide cost and expense reduction initiative to improve its’ EBITDA. The Company intends to refinance the Delayed Draw Term Loans on a long-term basis, repay the outstanding balance using cash flow from operations, or obtain additional investments.
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
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Based on current operating plans and assumptions, management is pursuing various initiatives to improve the Company’s liquidity position, including enhancing operating performance, managing working capital, refinancing existing debt, and raising additional capital. However, these plans are subject to inherent risks and uncertainties, and there can be no assurance that they will be successfully implemented or will generate sufficient liquidity to meet the Company’s obligations as they become due. Accordingly, substantial doubt about the Company’s ability to continue as a going concern remains. Subsequent to June 30, 2026, the Company entered into amendments to its First Lien Credit Agreement and received a limited waiver related to its failure to satisfy the Audio Adjusted EBITDA covenant for the quarter ended June 30, 2026. As a result of the Company’s failure to satisfy the Audio Adjusted EBITDA covenant, $63.3 million of outstanding long-term debt was classified as current as of June 30, 2026, increasing the Company’s near-term debt obligations and liquidity requirements. Future liquidity and capital requirements will depend on a number of factors, including operating performance, macroeconomic conditions, changes in working capital, and the timing and extent of discretionary investments. The Company will continue to evaluate its liquidity position and capital structure and may adjust its financing strategy as conditions warrant.
Operating Activities
Cash flows used in operating activities were $2.8 million for the six months ended June 30, 2026, compared to cash flows used in operating activities of $0.9 million for the six months ended June 30, 2025. The decline in operating cash flow was primarily driven by a higher net loss and unfavorable changes in working capital, including decreases in other liabilities.
Investing Activities
Cash flows used in investing activities were $0.3 million for the six months ended June 30, 2026, primarily attributable to the investment in the equity method investment and purchases of property and equipment, partially offset by the proceeds from the sale of land. Cash flows used in investing activities were $0.3 million for the six months ended June 30, 2025, attributable to the purchases of property and equipment.
Financing Activities
Cash flows used in financing activities were $0.3 million for the six months ended June 30, 2026, attributable to finance lease principal payments. Cash flows used in financing activities were $0.3 million for the six months ended June 30, 2025, attributable to finance lease principal payments and settlement of tax withholding obligations.
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
Management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2026. Based on such evaluation, our CEO and CFO concluded that, at June 30, 2026, our disclosure controls and procedures were not effective as a result of the previously identified material weaknesses disclosed below.
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
Remediation Plan for Material Weakness
Management, with the oversight of the Audit Committee, is currently taking actions to remediate the material weakness and is designing and will implement additional processes and controls to address the underlying causes associated with the material weakness described above. The Company began remediation efforts to address the material weakness and continued those efforts throughout the six months ended June 30, 2026. The remediation efforts include:
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
While these changes are intended to improve the Company’s internal control over financial reporting and are reasonably likely to materially affect such controls, the material weakness described above was not fully remediated as of June 30, 2026. The additional controls and procedures have not yet operated for a sufficient period of time for management to conclude, through testing, that they are effective.
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation activities listed above, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of the Company's directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2026.

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

MEDIACO HOLDING INC.

Date: August 14, 2026	By:	/s/ Roberto Castro
Roberto Castro
Interim Chief Financial Officer and Interim Treasurer